Form 10-Q
period 1995-03-31
JB OXFORD HOLDINGS INC
filed 1995-05-15
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended MARCH 31, 1995
                                    OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
                                    --------------    ---------------

                      Commission File Number 0-16240

                         JB OXFORD HOLDINGS, INC.
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

 UTAH                                         95-4099866
 (State of incorporation or organization)    (I.R.S. Employer ID No.)

 9665 Wilshire Blvd., #300;
 Beverly Hills, CA                            90212
 (Address of principal executive offices)    (Zip Code)

 Registrant's telephone number               (310) 777-8888

 Securities registered pursuant to Section
 12(b) of the Act:                           None
 Securities registered pursuant to Section   Common stock, $0.01 par
 12(g) of the Act:                           value:  6,432,983 shares
                                             outstanding at May 10, 1995

 Name of each exchange on which registered   NASDAQ

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    ---

   The aggregate market value of the voting stock held by non-affiliates of the registrant at May 10, 1995 was approximately $4,511,976 such amount computed as the average bid and asked prices of stock as of May 10, 1995.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          March 31, 1995     December 31,
                                            (Unaudited)          1994
                                         ---------------- ----------------

ASSETS:
Cash and cash equivalents                  $  13,855,229   $      156,984
Cash and cash equivalents segregated
 under federal and other regulations          11,741,931        9,669,533
Receivable from broker/dealers and
 clearing organizations                       18,529,604       16,492,065
 (Net of allowance for doubtful accounts
 of $2,103,802)
Receivable from customers
 (Net of allowance for doubtful accounts
 of $4,112,762 and $4,119,204)                79,530,955       54,685,994
Other receivables
 (Net of allowance for doubtful accounts         749,952          636,730
 of $1,815,014)
Securities owned - at market value             2,648,625        1,467,545
Furniture, equipment and leasehold
 improvements
 (At cost - less accumulated depreciation      1,362,612        1,381,386
 and amortization of $1,573,509 and
 $1,472,158)
Income taxes refundable                          359,000          359,000
Deferred income taxes
 (Net of valuation allowance of                1,774,652        1,774,652
 $1,615,618)
Other assets                                     858,413          909,557
                                         ---------------  ---------------

TOTAL ASSETS                               $ 131,410,973    $  87,533,446
                                         ===============  ===============



          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          March 31, 1995     December 31,
                                            (Unaudited)          1994
                                         ---------------  ---------------

LIABILITIES AND STOCKHOLDERS' DEFICIT:
 LIABILITIES:
  Payable to broker/dealers and clearing  $   27,047,053   $   10,926,802
   organizations
  Payable to customers                        89,554,551       55,030,181
  Securities sold not yet purchased - at         468,212          160,760
   market value
  Accounts payable and accrued                 5,440,870        4,006,078
   liabilities
  Notes payable                                  406,275       13,917,802
  Loans from stockholders                      7,083,405        4,090,905
  Loans subordinated to the claims of          2,000,000              --
   general creditors
                                         ---------------  ---------------
 TOTAL LIABILITIES                           132,000,366       88,132,528
                                         ---------------  ---------------

 COMMITMENTS AND CONTINGENT LIABILITIES
 STOCKHOLDERS' DEFICIT:
  Common stock ($.01 par value
   100,000,000 shares authorized                  64,330           64,330
   6,432,983 shares issued and
   outstanding)
  Additional paid-in capital                   7,525,074        7,525,074
  Accumulated deficit                         (8,178,797)      (8,188,486)
                                         ---------------  ---------------
 TOTAL STOCKHOLDERS' DEFICIT                    (589,393)        (599,082)
                                         ---------------  ---------------
 TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                   $ 131,410,973   $   87,553,446
                                         ===============  ===============

          See accompanying notes to consolidated financial statements

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       For The Three Months Ended March 31
                                               1995              1994
                                         ---------------  ---------------

REVENUES:
 Clearing and execution                  $     2,093,518  $    2,731,282
 Trading profits                                 734,328          860,545
 Commissions                                   1,140,296        1,692,382
 Valuation                                           --           387,080
 Interest                                      1,169,865          617,630
 Other                                           127,055          101,514
                                         ---------------  ---------------
 Total Revenues                                5,265,062        6,390,433
                                         ---------------  ---------------
EXPENSES:
 Employee compensation                         1,073,518        1,500,923
 Commission expense                              533,941        1,421,252
 Clearing and floor brokerage                    484,043          579,498
 Communications                                  519,999          650,588
 Occupancy                                       328,137          454,482
 Interest                                        773,588          338,596
 Data processing charges                         535,613          550,785
 Professional services                           420,736          731,051
 Promotional                                     283,903          221,476
 Bad debts                                        32,027          103,920
 Other operating expenses                        263,469          328,317
                                         ---------------  ---------------
 Total Expenses                                5,248,974        6,880,888
                                         ---------------  ---------------
Income (Loss) Before Income Taxes                 16,088         (490,455)
  Income Tax Provision (Benefit)                   6,400         (171,000)
                                         ---------------  ---------------
 Net Income (Loss)                        $        9,688    $    (319,455)
                                         ===============  ===============
 Net Income (Loss) Per Share              $         0.00    $       (0.06)
                                         ===============  ===============


Weighted average number of shares of
common stock & common stock equivalents        7,593,608        5,321,872
                                         ===============  ===============

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                       For The Three Months Ended March 31
                                               1995              1994
                                         ---------------  ---------------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)                         $        9,688   $     (319,456)
 Adjustments to reconcile net income
  (loss) to cash provided by operating
  activities:
 Depreciation and amortization                   107,665           96,706
 Deferred rent                                    33,821          110,426
 Provision for bad debts                          32,027          103,920
 Changes in assets and liabilities:
   Cash segregated under federal and          (2,072,398)          69,495
    other regulations
   Receivable from broker/dealers and         (2,037,539)      (2,740,421)
    clearing organizations
   Receivable from customers                 (24,838,519)      (9,412,915)
   Other receivables                            (151,692)         201,457
   Securities owned                           (1,181,080)      (1,961,661)
   Other assets                                   44,831           17,197
   Payable to broker/dealers and              16,120,251        7,485,558
    clearing organizations
   Payable to customers                       34,524,370        7,280,927
   Securities sold not yet purchased             307,452        1,598,930
   Accounts payable and accrued                1,400,972         (529,751)
    liabilities
   Income taxes payable/receivable                   --          (179,119)
                                         ---------------  ---------------
Net cash provided by operating activities     22,299,849        1,821,293
                                         ---------------  ---------------
Cash flows from investing activities:
 Capital expenditures                            (82,577)        (120,388)
                                         ---------------  ---------------
Net cash used in investing activities            (82,577)        (120,388)
                                         ---------------  ---------------
Cash flows from financing activities:
 Repayments of notes payable                     (50,527)         (46,770)
 Repayments on short term borrowing          (13,461,000)        (686,397)
 Subordinated loans                            2,000,000
 Loans from stockholders                       2,992,500          (25,000)
                                         ---------------  ---------------
Net cash used in financing activities         (8,519,027)        (758,167)
                                         ---------------  ---------------
Net increase in cash and cash equivalents     13,698,245          942,738
Cash and cash equivalents at
 beginning of period                             156,984          613,062
                                         ---------------  ---------------
Cash and cash equivalents at
 end of period                             $  13,855,229   $    1,555,800
                                         ===============  ===============

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.   COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q

     The accompanying financial information should be read in conjunction with the Company's 1994 Annual Report on Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted.

NOTE 2.   EARNINGS (LOSS) PER COMMON SHARE
     Earnings per common share for the periods presented have been computed based upon the weighted average number of shares outstanding. Fully diluted earnings per share have not been presented because of the anti-dilutive effect.

NOTE 3.   RECEIVABLE FROM AND PAYABLE TO BROKER/DEALERS AND CLEARING
          ORGANIZATIONS

     Amounts receivable from and payable to broker/dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

                                     March 31,       December 31,
                                        1995             1994
                                    (Unaudited)
                                 ---------------   ---------------

   Receivable:
    Securities borrowed            $  14,371,960     $  15,682,300
    Securities failed to deliver       3,565,874            51,030
    Net settlements with clearing
      organizations                      591,770           758,735
                                 ---------------   ---------------
                                   $  18,529,604     $  16,492,065
                                 ===============   ===============
   Payable:
    Securities failed to receive   $     635,724     $     809,744
    Stock Loaned                      18,193,998         9,849,000
    Correspondents                     7,257,432           268,058
    Omnibus accounts and net
     settlements with clearing
     organizations                       959,899               --
                                 ---------------   ---------------
                                   $  27,047,053     $  10,926,802
                                 ===============   ===============



     Securities failed to deliver and failed to receive represent the contract value of securities that have not been delivered or received subsequent to settlement date.
     The receivable from clearing organizations represents failed to deliver and failed to receive on a continuous net settlement basis. All open positions are adjusted to market daily.
     Securities borrowed and securities loaned represent deposits made or received from other broker/dealers and relate to securities failed to deliver or failed to receive transactions. The Company also participates in the lending and borrowing of securities other than those of customers. All open positions are adjusted to market values weekly. These deposits approximate the market value of the underlying securities.
     The Company clears security transactions for correspondent broker/dealers. Settled securities and related transactions for these correspondents are included in Payable - Correspondents.

NOTE 4.   RECEIVABLE FROM AND PAYABLE TO CUSTOMERS AND OTHERS

     Accounts receivable from and payable to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements.
     Included in other receivables at March 31, 1995 and December 31, 1994 are judgment receivable of $50,000, which are net of amounts deemed to be uncollectible. Included in other assets at March 31, 1995 and December 31, 1994 are amounts receivable from officers totaling $24,110.

NOTE 5.   NOTE PAYABLE

     JB Oxford & Company ("JBOC") maintains firm and customer financing arrangements with an aggregate borrowing limit of $22,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime and are fully collateralized by marketable securities.
     At March 31, 1995 and December 31, 1994 notes payable consist of the following:
                                            Maximum      Average     Weighted
                                 Weighted    amount       amount      average
                                 average   outstanding  outstanding  interest
                     Balance at  interest  during the   during the     rate
                       end of      rate      period       period      during
                       period                                          the
                                                                      period
                      -----------  -------  -----------  -----------  --------
March 31, 1995 (Unaudited)
- --------------------------
Collateralized by:
 Customer securities   $    5,716     8.0%   $5,932,000   $7,183,000     8.0%
 Firm securities              --      8.6%      225,000      137,000     8.6%
 Other                    400,559     9.5%      781,000      616,000     9.5%
                      -----------
                       $  406,275
                      ===========
December 31, 1994
- -----------------
Collateralized
 by:
 Customer securities   $12,480,662    7.8%   $12,481,000  $6,331,000     6.5%
 Firm securities           986,054    8.5%     2,030,000   1,471,000     7.1%
 Other                     451,086    9.5%       781,000     616,000     9.5%
                       -----------
                       $13,917,802
                       ===========

NOTE 6.   LOANS FROM STOCKHOLDERS

     At March 31, 1995 and December 31, 1994 loans from stockholders consist of the following:
                                                         Interest
                                            Balance        rate
                                        --------------  ---------
               March 31, 1995 (Unaudited)
               --------------------------
                 Demand debt             $      52,405         9%
                 Convertible Debentures      7,031,000         9%
                                        --------------
                                         $   7,083,405
                                        ==============
               December 31, 1994
               -----------------
                 Demand debt             $   3,500,000        11%
                 Demand debt                   590,905         9%
                 Convertible Debentures            --          --
                                        --------------
                                         $   4,090,905
                                        ==============
See Note 9 for further discussion of the convertible debentures.

NOTE 7.   LOANS SUBORDINATED TO THE CLAIMS OF GENERAL CREDITORS

     At March 31, 1995, loans subordinated to the claims of general creditors totaled $2,000,000 which consists of four separate agreements each with identical terms. All the loans have a scheduled maturity date of March 31, 1998 and bear interest at the broker call rate plus 2%, not to exceed 9%. Interest payments are due on the last day of each calendar month until the scheduled maturity date.

NOTE 8.   ADJUSTMENT
     The Company's major subsidiary, JBOC is consolidated in the quarterly financial information as of March 31, 1995 and March 25, 1994, because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company.
     In the opinion of Management, all adjustments which are necessary to a fair statement of the results for the interim periods have been made.

NOTE 9.   RELATED PARTY TRANSACTIONS

     In March, 1995, the Company restructured $5,031,000 of its demand debt to term debt in the form of senior secured convertible notes with a thirty month term, amortized over 10 years, at an annual interest rate of 9%. The notes may be converted, in whole or part, but in no event in an amount less than $100,000, to fully paid and non-assessable shares of the Company common stock. The conversion price is $.90 per share in the event of a default, $1.00 per share in the case of a merger or maturity of the notes, and $1.25 per share in the event of a public offering of common shares. Stock options with a strike price of $.90 a share totaling 1,200,000 shares of common stock were awarded to the lenders as additional consideration for restructuring its demand debt. As part of this transaction, an additional $2,000,000 of senior secured convertible notes were issued under identical terms. As an additional inducement for the convertible note, the Company has agreed to pay any refunds received from the Internal Revenue Service as a prepayment on the note. The parties further agreed to negotiate in good faith to extend the maturity date up to 60 months. At March 31, 1995 and December 31, 1994, loans from shareholders totaled $7,083,405 and $4,090,905.
.    In conjunction with the restructuring of the note, JBOC and Prolyx stocks were pledged as collateral by the Company.
     Future annual payments required under the terms of the senior secured convertible notes are as follows:

               Year ending December 31:
               ------------------------
                     1995          $     609,159
                     1996              1,059,551
                     1997              6,646,372
                                   -------------
                                   $   8,315,082
                                   =============

     The Company has borrowed marketable securities from certain shareholders. The obligations accrue interest at 9% per annum compounded monthly, based on the average closing bid price each Friday. The marketable securities are used to collateralize inter-company balances due from the Company to JBOC for net capital purposes. The market value of the securities at March 31, 1995 was $720,000.

NOTE 10.  REGULATORY REQUIREMENTS

     JBOC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital
     At March 31, 1995 JBOC had net capital of $7,400,836 which was 7.7% of aggregate debit balances and $5,475,638 in excess of the minimum amount required. At December 31, 1994 JBOC had net capital of $2,676,782, which was 3.8% of aggregate debit balances and $1,274,386 in excess of the minimum amount required
     In accordance with Rule 15c3-3 of the Securities and Exchange Commission, JBOC has a portion of its cash and cash equivalents segregated in a special reserve bank account for the exclusive benefit of customers. Such segregated cash amounted to $ 11,741,931 and $9,669,533 at March 31, 1995 and December 31, 1994.
     In January 1995, the Company increased its capital base through a $1 million cash capital contribution by the Parent. In March, 1995, the Company increased its capital base through a $2 million cash capital contribution by the Parent and $2 million in cash subordinated debt

NOTE 11.  COMMITMENTS, CONTINGENT LIABILITIES AND OTHER

     RKSI is a defendant in several lawsuits and arbitrations the most significant of which follows:
(a)In a class action lawsuit against RKSI, plaintiff class representatives have alleged wrongdoing in charging a maintenance fee on its customer accounts and in its practice of liquidating customer accounts if the customer failed to pay the fee. The class has been certified and RKSI has contested the form of the notice. Those customers subject to an arbitration clause have been excluded from the class. The lawsuit is presently in the discovery stage and the ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
(b)In an arbitration matter the claimant seeks rescission of certain sales in his customer account and damages of $750,000. The claimant alleged that RKSI and current and former principals breached fiduciary duties and failed to disclose material information. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
(c)In a matter consisting of twenty-six causes of action naming twenty various respondents, Reynolds Kendrick Stratton, Inc., William R. Stratton, and David Phillips, former CFO of RKSI, have been named in three. The three causes of action regarding the Company and its officers or former officers, revolve around the purchase, sell-out, buy-in, and reinstatement of certain trades in specific accounts. Reynolds Kendrick Stratton, Inc. and the individually named respondents, have filed an answer. The NASD has not specified the relief sought.
(d)In an arbitration matter filed with the NASD, the claimants are a group of investors who sold short certain stock. Claimants did not have an account with RKSI, however, they have alleged that RKSI is responsible for the damages Claimants realized when their short positions in FCMI were bought in. Claimants are seeking damages in the amount of $740,000, plus punitive damages. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
(e)In an arbitration matter filed in October 1994, the claimants allege that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI; JBOH has been named as the parent company. Claimants seek damages in the amount of $482,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
(f)In an arbitration matter, the claimant alleges that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, failure to disclose material information, and failure to supervise. JBOH has been named as the parent company to RKSI. Claimant seeks damages in the amount of $525,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
(g)In a consolidated class action against RKSI and JBOH, pending in the United States District Court for the Northern District of Texas, Dallas Division, plaintiffs have requested an unspecified amount of punitive and compensatory damages. The claim arises out of the purchase and sale by the plaintiffs and the Class of certain stock. The class has been certified and the lawsuit is presently in the discovery stage. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
(h)In an action commenced in October 1993 against RKSI and JBOH, pending in the United States District Court for the Southern District of New York, the Complaint alleges that the defendant made materially false and misleading statements concerning a specified stock, for which RKSI was a market maker. The claim was brought by and on behalf of a purported class of persons who purchased the common stock of a specified stock in order to cover short sales after May 17, 1993 and before August 31, 1993. Plaintiffs have requested an unspecified amount of punitive and compensatory damages. The lawsuit is in the preliminary stages. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
(i)In an action commenced in March 1995, in the United States District Court of New York. A claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer and counter claim by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
(j)In a complaint filed in February 1995 by the NASD District 1 office in San Francisco, California against RKSI and certain of its former principals and brokers, the complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC, and alleges violations of the NASD's Rules of Fair Practice. The complaint seeks a fine of $300,000 against RKSI and its permanent expulsion from the NASD. Management intends to vigorously defend this action, however, notes that RKSI has voluntarily withdrawn its membership. The ultimate outcome and range of possible loss, if any, is not determinable at this stage.

     The ultimate outcome of these uncertainties discussed above is unknown. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

NOTE 12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                      For the Three Months Ended March 31,
                                               1995              1994
                                            (Unaudited)      (Unaudited)
                                         ---------------   ---------------
 Supplemental Disclosures of Cash Flow
  Information
   Cash paid during the quarter for:
     Interest                             $      614,646    $      338,596
 Supplemental schedule of noncash
 investing and financing activities:
   Market value of stock borrowed from
    shareholders on date of borrow             1,049,600               --

     Certain amounts in 1994 have been reclassified to conform with the 1995 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition
- ------------------------------

        The Company's financial condition changed significantly during the first quarter of 1995. Total assets at March 31, increased by in excess of $43,000,000. This is growth of more than 50% in the Company's assets. This growth is related to the new business acquired from the Trustee for Adler Coleman (see recent expansion and developments). In conjunction with this acquisition, the Company received $2,000,000 in additional financing from a significant shareholder and $2,000,000 from unrelated parties in notes payable subordinate to the claims of general creditors. This financing together with the new business growth has increased the cash position of the Company dramatically.

Comparison of Operations
- ------------------------

     The Company was in the process of restructuring during 1994 and assessing its various operations. In 1994, the Company ceased or sold operations in its retail broker/dealer, transfer agency and valuation companies. This process continued into 1995, and in April, the Company closed its San Carlos, California office of Prolyx Data Systems, Inc. and relocated the Prolyx operations to its Beverly Hills facility.
     The Company's overall operations began to stabilize during the first quarter of 1995. The Company realized a pre-tax profit of $16,088 for the three months ended March 31,1995 which is an increase of $506,543 over the pre-tax loss of $490,455 during the same period for 1994. Total revenue decreased $1,125,371 or 18% to $5,265,062 for the three months ended March 31, 1995 compared to the same three months of 1994.
     Clearing and execution revenue decreased by $637,764 or 23% to $2,093,518 during the first quarter of 1995 compared to the first quarter of 1994. The decrease is due to reductions in the amount charged on trade tickets and the increase in tickets being processed by the deep discount division (for which there is no clearance revenue). The ticket volume for the same period increased by 7%.
     Trading profits decreased by $126,217 or 15% to $734,328 during the first quarter of 1995 compared to the first quarter of 1994. This area has become more stable in light of the significant losses occurring during the later part of 1994.
     Commission revenue declined by $552,086 or 33% to $1,140,296 during the first quarter of 1995 compared to the first quarter of 1994; however net commissions (commission revenue less commission expense) increased $335,225 during the same periods. This decrease in revenue was due to the closure of the retail broker/dealer subsidiary. It is anticipated that commission revenue will grow throughout 1995 as the Company continues the development of the deep discount retail division of JBOC.
     Interest revenue increased by $552,235 or 89% to $1,169,865 during the first quarter of 1995 compared to the first quarter of 1994. This increase is the result of increased margin balances and interest rates during the respective periods. The net interest increased $117,243 during the first quarter of 1995 over 1994.
     The Houlihan Valuation Subsidiaries where disposed of during 1994, thus the related revenues have been eliminated during the three months ended March 31, 1995, compared to $387,080 for the three months ended March 31, 1994.
     The Company's total expenses decreased $1,631,914 or 24% during the period ended March 31, 1995 over the period ended March 31, 1994. The most significant reduction is in commission expense, which decreased $887,311 or 62%. This decrease relates directly to the decline in commission revenue as described above.
     The Company had a decrease in employee compensation of $427,405 or 28% to $1,073,518 during the period ended March 31, 1995 over the period ended March 31, 1994.
     Promotional expenses increased by $62,427 or 28% to $283,903 during the first quarter of 1995 compared to the first quarter of 1994. This increase is the result of an increase in advertising for the discount retail division of JBOC. Advertising expense has increased $189,289 during this period, while travel and entertainment expense has been reduced by $126,862. Management believes it is spending its promotional dollars much more effectively.

Liquidity and Capital Resources
- -------------------------------

     The Company's liquidity improved significantly during the first of quarter of 1995. Cash provided from operations amounted to $22,299,849. The largest source of cash is $14,082,712 of cash provided from net receivables/payables from broker dealers. Cash provided from net customer receivables/payables amounted to $9,685,851. Much of this is the result of the new business acquired from the Trustee for Adler Coleman (see recent expansions and developments).
The Company was able to pay off its short term borrowing in the amount of $13,461,000 with this additional cash generated from operations.
     After December 31, 1994, JBOC increased its capital base by $5,000,000 through a combination of equity contributed by the Company of $3,000,000 and subordinated debt of $2,000,000 contributed by unrelated third parties.
     In March, 1995, the Company restructured 100% of its $5,031,000 demand debt to term debt in the form of senior secured convertible notes with a thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional $2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt. As an additional inducement for the convertible note, the Company has agreed to pay any refunds received from the Internal Revenue Service as a prepayment on the note. The parties further agreed to negotiate in good faith to extend the maturity date up to 60 months. See Note 9 (Related Party Transactions) to the Consolidated Financial Statements for further details.


Recent Expansions and Developments
- ----------------------------------

     As a result of its effort to seek new correspondent business, on March 3, 1995, JBOC announced that it had reached an agreement with SIPC and the Trustee for the liquidation of Adler, Coleman Clearing Corp. (`Adler Coleman'') in which a majority of Adler Coleman's customers would be transferred to JBOC. As a result of the agreement, which was confirmed by the United States Bankruptcy Court, approximately 100,000 customer accounts were transferred in a tape-to-tape conversion to JBOC. Management anticipates that JBOC and the Company will experience a significant increase in trade ticket count and clearing and execution revenues, based upon the prior twelve months of activity of the Adler Coleman correspondents for whom JBOC now clears. The cost of acquiring the accounts was $25,000 plus a per ticket charge for each customer trade cleared by JBOC for a period of six months after the sale. This transaction substantially increased JBOC's clearing business. As there was existing capacity in the clearing division, this additional business will be absorbed with a relatively small increase in overhead. JBOC has entered into initial three year clearing agreements with former Adler Coleman correspondents that account for the major portion of the new business.
     As a result of the increased clearing business and better than anticipated growth of JBOC's discount brokerage business, JBOC is negotiating to acquire branch office space in New York City. This action is in line with the Company's plans to open branch offices in major finacial centers.
     On May 3, 1995, the Company signed a letter of intent to acquire 100% of the outstanding stock of an Houston based corporate finance firm, McFarland, Grossman, Inc. The transaction, which is stock for stock, calls for the shareholders of McFarland, Grossman to receive 450,000 shares of the Company's common stock. Approximately 340,000 shares will be placed in escrow subject to achieving certain annual levels of profitability. It is intended that McFarland, Grossman, which is headed by co-founders Clifford McFarland and Cary Grossman, will change its name to JB Oxford Capital Markets, Inc., and will function as the investment banking and syndicate arm of the Company. Upon completion of the transaction, Cary Grossman will serve on the Board of Directors of the Company. management of the Company believes this transactions will lead to managing or co-managing equity underwritings, as well as the traditional investment banking activities. Closing is anticipated to occur, subject to due diligence, within sixty days of the letter of intent.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in several lawsuits and arbitration matters or have instituted legal proceedings as Plaintiffs to recover moneys owing. There have been no material pending legal proceedings other than ordinary routine litigation incidental to the business. Those which may have a significant impact on the Company have been disclosed in previous filings.


ITEM 2.   CHANGES IN SECURITIES

     There has been no material modification of ownership rights of securities holders.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     There has been no default in payments of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     There have been no matters submitted to a vote of security holders in the first quarter of 1995.


ITEM 5.   OTHER INFORMATION

     Effective March 17, 1995, Felix A. Oeri submitted his letter of resignation from the Board of Directors of the Company, due to increased demands of other businesses. Effective April 5, 1995, William R. Stratton submitted his letter of resignation from the Board of Directors of the Company. No replacement directors have been named as of the filing of this report.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no exhibits to be filed with this report as required by Item 601 of Regulation S-K.

(b) A Report on Form 8-K was filed on March 22, 1995, reporting, under Item 5 Other Events, the restructuring of a demand debt to a term debt; the acquisition of former Adler, Coleman Clearing Corp's correspondent business; and an increase in JBOC's capital.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB OXFORD HOLDINGS, INC. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Stephen Rubenstein     Chief Executive Officer         May 12, 1995