Form 10-Q
period 1995-06-30
JB OXFORD HOLDINGS INC
filed 1995-08-14
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JUNE 30, 1995
                                      OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                to
                                      --------------    ---------------
                        Commission File Number 0-16240
                           JB OXFORD HOLDINGS, INC.
 ------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)
 UTAH                                     95-4099866
 (State of incorporation or               (I.R.S. Employer ID No.)
 organization)
 9665 Wilshire Blvd., Suite 300;          90212
 Beverly Hills, California
 (Address of principal executive          (Zip Code)
 offices)
 Registrant's telephone number,           (310) 777-8888
 including area code

 Securities registered pursuant to        None
 Section 12(b) of the Act:
 Securities registered pursuant to        Common stock, $0.01 par value
 Section 12(g) of the Act:                8,655,272 shares outstanding at
                                          August 8, 1995
 Name of each exchange on which           NASDAQ
 registered

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    ---

   The aggregate market value of the voting stock held by non-affiliates of the registrant at July 18, 1995 was approximately $7,806,839 such amount computed as the average bid and asked prices of stock as of July 18, 1995.


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          June 30, 1995     December 31,
                                           (Unaudited)          1994
                                       ---------------  ---------------
ASSETS:
Cash and cash equivalents               $  14,412,581   $       156,984
Cash and cash equivalents segregated
 under federal and other regulations       15,605,258        9,669,533
Receivable from broker/dealers and
 clearing organizations                    14,749,834       16,492,065
 (Net of allowance for doubtful accounts
 of $2,103,802)
Receivable from customers
 (Net of allowance for doubtful accounts
 of $4,098,219 and $4,119,204)            120,506,171       54,685,994
Other receivables
 (Net of allowance for doubtful accounts
 of $1,979,793 and $1,815,014)              2,652,554          636,730
Securities owned - at market value          2,912,062        1,467,545
Furniture, equipment and leasehold
 improvements
 (At cost - less accumulated depreciation   1,331,564        1,381,386
 of $1,669,226 and $1,472,158)
Income taxes refundable                       359,000          359,000
Deferred income taxes
 (Net of valuation allowance of             1,374,652        1,774,652
 $1,615,618)
Other assets                                  845,207          909,557
                                      ---------------- ---------------
TOTAL ASSETS                            $ 174,748,883    $  87,533,446
                                      ================ ===============

          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        June 30, 1995     December 31,
                                         (Unaudited)          1994
                                       --------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
 LIABILITIES:
  Payable to broker/dealers and clearing $30,272,085   $   10,926,802
   organizations
  Payable to customers                   125,115,165       55,030,181
  Securities sold not yet purchased - at   2,863,080          160,760
   market value
  Accounts payable and accrued             4,755,360        4,006,078
   liabilities
  Income taxes payable                       168,000              --
  Notes payable                              295,014       13,917,802
  Loans from stockholders                  5,083,405        4,090,905
  Loans subordinated to the claims of      2,000,000              --
   general creditors
                                      --------------  ---------------
 TOTAL LIABILITIES                       170,552,109       88,132,528
                                      --------------  ---------------
 COMMITMENTS AND CONTINGENT LIABILITIES

 STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock ($.01 par value
   100,000,000 shares authorized
   8,655,205 shares issued at June 30,        86,552           64,330
   1995 and 6,432,983 shares issued at
   December 31, 1994)
  Convertible preferred stock ($10 par
   value 200,000 shares issued and         2,000,000              --
   outstanding at June 30, 1995)
  Additional paid-in capital               9,447,296        7,525,074
  Accumulated deficit                     (7,337,074)      (8,188,486)
                                       --------------  ---------------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      4,196,774         (599,082)
                                       --------------  ---------------
 TOTAL LIABILITIES AND STOCKHOLDERS'   $ 174,748,883    $  87,553,446
 EQUITY (DEFICIT)                     ===============  ===============

          See accompanying notes to consolidated financial statements


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           For The Six Months Ended
                                                    June 30
                                             1995             1994
                                       --------------  ---------------
REVENUES:
 Clearing and execution                $    6,039,861   $    5,838,991
 Trading profits                            1,766,679           40,796
 Commissions                                2,965,077        2,897,295
 Valuation                                        --           890,859
 Interest                                   2,670,986        1,513,846
 Other                                        440,798          634,038
                                       --------------  ---------------
 Total Revenues                            13,883,401       11,815,825
                                       --------------  ---------------
EXPENSES:
 Employee compensation                      2,436,366        3,335,612
 Commission expense                         1,717,514        1,994,349
 Clearing and floor brokerage               1,118,135        1,428,108
 Communications                             1,293,671        1,371,205
 Occupancy and equipment                      730,585          963,184
 Interest                                   1,830,164          785,341
 Data processing charges                    1,349,343        1,229,185
 Professional services                        692,374        1,710,483
 Promotional                                  767,058          459,589
 Bad debts                                     86,722          162,499
 Other operating expenses                     442,057          591,126
 Total Expenses                            12,463,990       14,030,681
 Income (loss) before income taxes          1,419,411       (2,214,856)
 Income tax provision (benefit)               568,000         (773,000)
                                       --------------  ---------------
 Net Income (loss)                      $     851,411   $   (1,441,856)
                                      ===============  ===============

 Primary earnings per share                      0.12           (0.27)
 Fully diluted earnings per share                0.10           (0.27)
 Weighted average number of shares of
  common stock and common stock
  equivalents                               7,278,172        5,321,872

          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         For The Three Months Ended
                                                   June 30
                                            1995             1994
                                       --------------  ---------------
REVENUES:
 Clearing and execution                $   3,946,343    $   3,107,709
 Trading profits                           1,032,351         (819,749)
 Commissions                               1,824,780        1,204,913
 Valuation                                       --           503,779
 Interest                                  1,603,115          896,216
 Other                                       211,750          532,524
                                       --------------  ---------------
 Total Revenues                            8,618,339        5,425,392
                                       --------------  ---------------
EXPENSES:
 Employee compensation                     1,362,848        1,834,689
 Commission expense                        1,183,573          573,097
 Clearing and floor brokerage                647,581          848,610
 Communications                              773,672          720,617
 Occupancy                                   402,448          508,702
 Interest                                  1,056,576          446,744
 Data processing charges                     813,730          678,400
 Professional services                       271,638          980,009
 Promotional                                 483,155          238,113
 Bad debts                                    54,695           58,579
 Other operating expenses                    165,100          262,810
                                       --------------  ---------------
 Total Expenses                            7,215,016        7,150,370
                                       --------------  ---------------
 Income (loss) before income taxes         1,403,323       (1,724,978)
 Income tax provision (benefit)              561,600         (602,000)
                                       --------------  ---------------
 Net income (loss)                    $      841,723    $  (1,122,978)
                                      ===============  ===============

 Primary earnings per share                     0.11           (0.21)
 Fully diluted earnings per share               0.08           (0.21)
 Weighted average number of shares of
  common stock and common stock
  equivalents                              7,278,172        5,321,872

          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                      For The Six Months Ended June 30
                                            1995             1994
                                       --------------  ---------------
Increase (decrease) in cash and cash
equivalents:
Cash flows from operating activities:
 Net income (loss)                     $      851,411    $  (1,441,856)
 Adjustments to reconcile net income
  (loss) to cash provided by operating
  activities:
 Depreciation and amortization                203,382          198,599
 Deferred rent                                 17,849          220,852
 Provision for bad debts                       86,722          162,499
 Gain recognized in the sale of                   --           (46,903)
 subsidiary
 Changes in assets and liabilities:
  Cash segregated under federal and        (5,935,725)      (3,847,654)
    other regulations
  Receivable from broker/dealers and        1,742,231       (9,381,163)
    clearing organizations
  Receivable from customers               (65,799,192)     (12,006,689)
  Other receivables                        (2,123,532)      (1,107,521)
  Securities owned                         (1,444,517)      (2,751,489)
  Other assets                                 58,036           30,517
  Payable to broker/dealers and clearing   19,345,283        3,853,667
    organizations
  Payable to customers                     70,084,984       28,450,817
  Securities sold not yet purchased         2,702,320        1,495,024
  Accounts payable and accrued                731,435         (984,262)
    liabilities
  Income taxes payable/receivable             568,000         (484,593)
                                       --------------  ---------------
Net cash provided by operating activities  21,088,688        2,359,845
                                        -------------  ---------------
Cash flows from investing activities:
 Capital expenditures                        (147,246)        (270,416)
 Sale of subsidiary                               --            32,465
                                       --------------  ---------------
Net cash used in investing activities        (147,246)        (237,951)
                                       --------------  ---------------
Cash flows from financing activities:
 Payments and current maturities on notes    (103,836)         (93,327)
  payable
 Short term borrowing                     (13,518,953)      (1,276,469)
 Subordinated loans                         2,000,000              --
 Loans from stockholders                    2,992,500          (25,000)
 Exercise of warrants                       1,944,444              --
                                       --------------  ---------------
Net cash used in financing activities      (6,685,845)      (1,394,796)
                                         ------------  ---------------
Net increase in cash and cash equivalents  14,255,597          727,098
Cash and cash equivalents at beginning of
period                                        156,984          613,062
                                       --------------  ---------------
Cash and cash equivalents at end of
period                                 $   14,412,581   $    1,340,160
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

NOTE 2.   EARNINGS (LOSS) PER COMMON SHARE
     Earnings per common share for the periods presented have been computed based upon the weighted average number of shares outstanding. Fully diluted earnings per share are presented because of the dilutive effect of the convertible debentures.

NOTE 3.   RECEIVABLE FROM AND PAYABLE TO BROKER/DEALERS AND CLEARING
          ORGANIZATIONS
     Amounts receivable from and payable to broker/dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

                                          June 30, 1995     December 31,
                                           (Unaudited)          1994
                                          --------------  ---------------
Receivable:
 Securities borrowed                      $  14,027,287   $   15,682,300
 Securities failed to deliver                   583,379           51,030
 Net settlements with clearing
  organizations                                 139,168          758,735
                                          --------------  ---------------
                                          $  14,749,834   $   16,492,065
                                         ===============  ===============
Payable:
 Securities failed to receive             $   1,907,525   $      809,744
 Stock Loaned                                19,768,651        9,849,000
 Correspondents                               5,431,876          268,058
 Omnibus accounts and net settlements
  with clearing organizations                 3,164,033              --
                                          --------------  ---------------
                                          $  30,272,085   $   10,926,802
                                         ===============  ===============
     Securities failed to deliver and failed to receive represent the contract value of securities that have not been delivered or received subsequent to settlement date.
     The receivable from clearing organizations represents failed to deliver and failed to receive on a continuous net settlement basis. All open positions are adjusted to market daily.
     Securities borrowed and securities loaned represent deposits made or received from other broker/dealers and relate to securities failed to deliver or failed to receive transactions. The Company also participates in the lending and borrowing of securities other than those of customers. All open positions are adjusted to market values weekly. These deposits approximate the market value of the underlying securities.
     The Company clears security transactions for correspondent broker/dealers. Settled securities and related transactions for these correspondents are included in Payable to Correspondents.

NOTE 4.   RECEIVABLE FROM AND PAYABLE TO CUSTOMERS AND OTHERS
     Accounts receivable from and payable to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements.
     Included in other receivables at June 30, 1995 and December 31, 1994 are judgment receivables of $50,000, which are net of amounts deemed to be uncollectible. Included in other assets at June 30, 1995 and December 31, 1994 are amounts receivable from officers totaling $24,110.

NOTE 5.   NOTE PAYABLE
     JB Oxford & Company (`JBOC'') maintains firm and customer financing arrangements with an aggregate borrowing limit of $22,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime and are fully collateralized by marketable securities.
     At June 30, 1995 and December 31, 1994 notes payable consist of the following:
                                           Maximum       Average   Weight
                                 Weight     amount       amount    ed avg
                                 ed avg  outstanding   outstanding   int
                    Balance at    int     during the   during the   rate
                   end of period  rate      period       period    during
                                                                     the
                                                                   period
                  ------------  ------   -----------  -----------  ------
June 30, 1995 (Unaudited)
-------------------------
Collateralized by:
 Customer
 securities        $       --     7.0%    $3,000,000   $2,282,000   7.0%
 Firm securities           --     7.0%       800,000      800,000   7.0%
 Other                 347,250    9.5%       781,000      616,000   9.5%
                   ------------
                   $   347,250
                   ============
December 31, 1994
-----------------
Collateralized by:
 Customer          $12,480,662    7.8%   $12,481,000   $6,331,000   6.5%
 securities
 Firm securities       986,054    8.5%     2,030,000    1,471,000   7.1%
 Other                 451,086    9.5%       781,000      616,000   9.5%
                   -----------
                   $13,917,802
                   ============


NOTE 6.   LOANS FROM STOCKHOLDERS
     At June 30, 1995 and December 31, 1994 loans from stockholders consist of the following:
                                                     Interest
                                       Balance         rate
June 30, 1995                      -------------     ---------
-------------
 Demand debt                       $       52,405          9%
 Convertible Debentures                 5,031,000          9%
                                   --------------
                                   $    5,083,405
                                   ===============

December 31, 1994
-----------------
 Demand debt                       $    3,500,000         11%
 Demand debt                              590,905          9%
 Convertible Debentures                       --          --
                                   --------------
                                   $    4,090,905
                                   ===============


See Note 9 for further discussion of the convertible debentures.

NOTE 7.   LOANS SUBORDINATED TO THE CLAIMS OF GENERAL CREDITORS
     At June 30, 1995, loans subordinated to the claims of general creditors totaled $2,000,000 which consists of four separate agreements each with identical terms. All the loans have a scheduled maturity date of March 31, 1998 and bear interest at the broker call rate plus 2%, not to exceed 9%. Interest payments are due on the last day of each calendar month until the scheduled maturity date.

NOTE 8.   ADJUSTMENT
     The Company's major subsidiary, JBOC is consolidated in the quarterly financial information as of June 30, 1995 and June 25, 1994, because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company.
     In the opinion of Management, all adjustments which are necessary to a fair statement of the results for the interim periods have been made.

NOTE 9.   RELATED PARTY TRANSACTIONS
     In March, 1995, the Company restructured $5,031,000 of its demand debt to term debt in the form of senior secured convertible notes with a thirty month term, amortized over 10 years, at an annual interest rate of 9%. The notes may be converted, in whole or part, but in no event in an amount less than $100,000, to fully paid and non-assessable shares of the Company's common stock. The conversion price is $.90 per share in the event of a default, $1.00 per share in the case of a merger or maturity of the notes, and $1.25 per share in the event of a public offering of common shares. Stock options with a strike price of $.90 a share totaling 1,200,000 shares of common stock were awarded to the lenders as additional consideration for restructuring its demand debt. As part of this transaction, an additional $2,000,000 of senior secured convertible notes were issued under identical terms. As an additional inducement for the convertible note, the Company has agreed to pay any refunds received from the Internal Revenue Service as a prepayment on the note. The parties further agreed to negotiate in good faith to extend the maturity date up to 60 months. In conjunction with the restructuring of the note, JBOC and Prolyx stocks were pledged as collateral by the Company.
     In June, 1995, the Company authorized and approved the issuance of a series of Convertible Preferred Stock ("Preferred Stock"). The non-voting Preferred Stock has a $10 par value and is convertible to common stock at the rate of $0.90 per share of common stock, based upon the par value of the Preferred Stock. The Preferred Stock currently pays a quarterly dividend of 11%, which will increase periodically to a maximum of 15%. Dividends are cumulative, and the Company has certain redemption rights.
     Concurrently, the Company negotiated and approved an Exchange Agreement with a shareholder and noteholder of the Company to exchange a portion of its 9% Senior Secured Convertible Notes, pursuant to the Senior Secured Convertible Note Purchase Agreement dated March 10, 1995, for Preferred Stock. Pursuant to the Exchange Agreement, the Company reduced its term debt in the aggregate principal amount of $2,000,000, in exchange for the issuance of 200,000 shares of Preferred Stock. This transaction had the effect of increasing stockholders' equity by the amount of $2,000,000.
     Also, in June, 1995, through a series of four transactions, all of the outstanding A and B Warrants, issued pursuant to the Regulation-S offering by the Company in August 1994, were exercised and converted to common stock. The A Warrants, totaling 1,111,111 were exercised at a price of $0.85 per share, and resulted in $944,444 additional paid-in capital to the Company. The B Warrants, totaling 1,111,111, were exercised at a price of $0.90 per share, bringing in $1,000,000 of additional paid-in capital to the Company. The four exercise transactions combined increased stockholders' equity by $1,944,444.
     At June 30, 1995 and December 31, 1994, loans from shareholders totaled $5,083,405 and $4,090,905. Future annual payments required under the terms of the senior secured convertible notes are as follows:
Year ending
December 31:
  1995                $     304,389
  1996                      764,767
  1997                    4,890,868
                      -------------
                      $   5,960,024
                     ==============
     The Company has borrowed marketable securities from certain shareholders. The obligations accrue interest at 9% per annum compounded monthly, based on the average closing bid price each Friday. The marketable securities are used to collateralize inter-company balances due from the Company to JBOC for net capital purposes. During the quarter, some of the stock was returned. The market value of the remaining securities at June 30, 1995 was $230,000.

NOTE 10.  REGULATORY REQUIREMENTS
     JBOC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.
     At June 30, 1995 JBOC had net capital of $9,555,025 which was 7.5% of aggregate debit balances and $7,019,942 in excess of the minimum amount required. At December 31, 1994 JBOC had net capital of $2,676,782, which was 3.8% of aggregate debit balances and $1,274,386 in excess of the minimum amount required.


NOTE 11.  COMMITMENTS, CONTINGENT LIABILITIES AND OTHER
     The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which follows:
(a)In a class action lawsuit against RKSI, plaintiff class representatives have alleged wrongdoing in charging a maintenance fee on its customer accounts and in its practice of liquidating customer accounts if the customer failed to pay the fee. The class has been certified and RKSI has contested the form of the notice. JBOH has been named as the parent company to RKSI. Those customers subject to an arbitration clause have been excluded from the class. The lawsuit is presently in the discovery stage and the ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
(b)In an arbitration matter the claimant seeks rescission of certain sales in his customer account and damages of $750,000. The claimant alleged that RKSI and former principals breached fiduciary duties and failed to disclose material information. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
(c)In a matter consisting of twenty-six causes of action naming twenty various respondents, Reynolds Kendrick Stratton, Inc., William R. Stratton, and David Phillips, former CFO of RKSI, have been named in three. The three causes of action regarding the Company and its officers or former officers, revolve around the purchase, sell-out, buy-in, and reinstatement of certain trades in specific accounts. Reynolds Kendrick Stratton, Inc. and the individually named respondents, have filed an answer. The NASD has not specified the relief sought.
(d)In an arbitration matter filed with the NASD, the claimants are a group of investors who sold short certain stock. Claimants did not have an account with RKSI, however, they have alleged that RKSI is responsible for the damages Claimants realized when their short positions in FCMI were bought in. JBOH has been named as the parent company. Claimants are seeking damages in the amount of $740,000, plus punitive damages. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
(e)In an arbitration matter filed in October 1994, the claimants allege that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI; JBOH has been named as the parent company. Claimants seek damages in the amount of $482,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
(f)In an arbitration matter, the claimant alleges that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, failure to disclose material information, and failure to supervise. JBOH has been named as the parent company to RKSI. Claimant seeks damages in the amount of $525,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
(g)In a consolidated class action against RKSI and JBOH, pending in the United States District Court for the Northern District of Texas, Dallas Division, plaintiffs have requested an unspecified amount of punitive and compensatory damages. The claim arises out of the purchase and sale by the plaintiffs and the Class of certain stock. The class has been certified and the lawsuit is presently in the discovery stage. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
(h)In an action commenced in October 1993 against RKSI and JBOH, pending in the United States District Court for the Southern District of New York, the Complaint alleges that the defendant made materially false and misleading statements concerning a specified stock, for which RKSI was a market maker. The claim was brought by and on behalf of a purported class of persons who purchased the common stock of a specified stock in order to cover short sales after May 17, 1993 and before August 31, 1993. Plaintiffs have requested an unspecified amount of punitive and compensatory damages. The lawsuit is in the preliminary stages. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
(i)In an action commenced in March 1995, in the United States District Court of New York. A claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

     The ultimate outcome of these uncertainties discussed above is unknown. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

NOTE 12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                         For the Six Months Ended June 30,
                                               1995             1994
                                           (Unaudited)      (Unaudited)
                                         --------------    -------------
 Supplemental disclosure of cash flow
  information
   Cash paid year to date for interest:   $   1,910,313    $     785,341

 Supplemental schedule of noncash investing and financing activities:
   On June 5, 1995 $2,000,000 of the 9%
   Senior Secured Convertible Note was
   exchanged for 200,000 shares of $10
   par value non-voting convertible
   preferred stock.  See Note 9: Related
   Party Disclosures.
     Increase in equity through the       $   2,000,000    $         --
      reduction of debt
   The Company sold Oxford Transfer &
   Registrar Agency, Inc., a subsidiary,
   on May 31, 1994.  In conjunction with
   the sale, the following schedules the
   cash and non-cash portion of the
   transaction:
     Fair value of assets sold            $         --     $     (25,562)
     Cash proceeds from the sale                    --            32,465
     Note receivable                                --            40,000
                                         ---------------  ---------------
     Gain recognized on the sale          $         --     $      46,903
                                         ===============  ===============

Certain amounts in 1994 have been reclassified to conform with the 1995 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition
------------------------------


     The Company's financial condition changed significantly during the first six months of 1995. Total assets at June 30, increased in excess of $87 million or more than 100% from December 31, 1994. Most of this growth has been an increase of over $65 million in receivables from customers. This increase has come from several different sources, the most significant being an increase of over $33 million in existing correspondent business. The discount brokerage operation has increased customer receivables by over $18 million during the six month period ended June 30, 1995. Additionally, $13 million of this growth is related to the new correspondent business acquired in March, 1995. In conjunction with this new business, the Company received $3,000,000 in additional financing from a significant shareholder and $2,000,000 in notes payable subordinate to the claims of general creditors. This financing together with the new business growth has increased the cash position of the Company dramatically.

     The Company issued 2,222,222 of common stock in connection with the exercise of warrants outstanding. The proceeds from this issuance amounted to $1,944,444. The Company also converted $2 million of its convertible debentures to 200,000 shares of $10 par convertible preferred stock. The effect of these two transactions increased stockholders equity of the Company almost $4 million.


Comparison of Operations
------------------------


     The Company was in the process of downsizing during 1994 and assessing its various operations. In 1994, the Company ceased or sold operations in its retail broker/dealer, transfer agency and valuation companies. This process continued into 1995, and in April, the Company closed its San Carlos, California office of Prolyx Data Systems, Inc. and relocated the office to its Beverly Hills facility.

     The Company's overall operations began to stabilize during the first six months of 1995 and results from the implementation of the discount operation began to take effect during the second quarter. The Company realized a pre-tax profit of $1,419,411 for the six months ended June 30,1995 which is an increase of $3,334,267 over the pre-tax loss of $2,914,856 during the same period for 1994. Total revenue increased $2,067,576 or 15% to $13,883,401 for the six months ended June 30, 1995 compared to the same six months of 1994.

     Clearing and execution revenue increased by $200,870 or 3% to $6,039,861 during the second quarter of 1995 compared to the second quarter of 1994. The increase is due to the increase in trade transactions, while the amount charged per transaction has been reduced. The ticket volume for the same period increased by 27%. However, 62% of this increase in ticket volume relates to the discount operation, on which no clearing revenue is generated.

     Trading profits increased by $1,725,883 or 4,231% to $1,766,679 during the first six months of 1995 compared to the same period of 1994. This area has become more stable in light of the significant losses occurring during the later part of 1994.

     Commission revenue increase by $67,782 or 2% to $2,965,077 during the first six months of 1995 compared to the first six months of 1994. Net commissions (commission revenue less commission expense) increased $344,617 during the same periods. It is anticipated that commission revenue will continue to grow throughout 1995 as the Company continues to focus on the development of the deep discount retail division of JBOC.

     Interest revenue increased by $1,157,140 or 76% to $2,670,986 during the first six months of 1995 compared to the first six months of 1994. This increase is the result of increased margin balances and interest rates during the respective periods. The net interest increased $112,317 during the first six months of 1995 over 1994.

     The Houlihan Valuation subsidiaries where disposed of during 1994; thus the related revenues have been eliminated during the six months ended June 30, 1995, compared to $890,859 for the six months ended June 30, 1994.

     The Company's total expenses decreased $1,566,691 or 11% during the period ended June 30, 1995 over the period ended June 30, 1994. The most significant reduction is in professional services, which decreased $1,018,109 or 60%. This decrease relates directly to the resolution of many matters related to the Reynolds Kendrick Stratton, Inc. subsidiary which was closed in July of 1994.
     Employee compensation decreased $899,246 or 27% to $2,436,366 during the period ended June 30, 1995 over the period ended June 30, 1994. It should be noted that $477,498 of this decrease relates to the disposition of Houlihan Valuation subsidiaries explained above. Expenses such as clearing and floor brokerage, communications, and occupancy have been reduced because of the downsizing which has taken effect.

     Data processing expense increased by $120,158 or 10% to $1,349,343 during the first six months of 1995 compared to the first six months of 1994. There is, however, a reduction of 13% in data processing costs per trade transaction. The subsidiary company JB Oxford & Company entered into a new three year agreement, in the second quarter, with its computer service vender at more favorable rates. The Company anticipates a savings of approximately 20% of these costs in the future.

     Promotional expenses increased by $307,469 or 67% to $767,058 during the first six months of 1995 compared to the first six months of 1994. This increase is the result of an increase in advertising for the deep discount retail division of JBOC. Advertising expense increased $558,330 during these periods while travel and entertainment were reduced by $250,861. Management believes it is spending its promotional dollars much more effectively.


Liquidity and Capital Resources
-------------------------------


     The Company's liquidity improved significantly during the first of quarter of 1995. Cash provided from operations amounted to $21,088,688. The largest source of cash was $22,735,300 provided from net receivables/payables from broker/dealers and clearing organizations. Cash provided from net customer receivables/payables amounted to $4,285,792. This source of cash was offset however, by $5,935,725 of cash being segregated under Federal securities regulations.

     The Company used net cash in the amount $6,685,845 in various financing activities. Subordinated debt in the amount of $2,000,000 was issued. Shareholders of the Company exercised 2,222,222 common stock warrants with the proceeds being $1,944,444. With the cash generated from operations and financing activities, the Company was able to pay off its short term bank borrowings in the amount of $13,518,953.

     The Company is in the process of building out a new office in New York city. Capital expenditures for this office are anticipated to be approximately $500,000. The Company is also in the process of expanding its trading/execution operations and its discount operations in both the Beverly Hills and Dallas offices. These expansions will require capital expenditures of approximately $400,000.



                              RECENT DEVELOPMENTS


Financial Transactions
----------------------


     In June, 1995, the Company authorized and approved the issuance of a series of Convertible Preferred Stock ("Preferred Stock"). The non-voting Preferred Stock has a $10 par value and is convertible to common stock at the rate of $0.90 per share of common stock, based upon the par value of the Preferred Stock. The Preferred Stock currently pays a quarterly dividend of 11%, which will increase periodically to a maximum of 15%. Dividends are cumulative, and the Company has certain redemption rights.

     Concurrently, the Company negotiated and approved an Exchange Agreement with a shareholder and noteholder of the Company to exchange a portion of its 9% Senior Secured Convertible Notes, pursuant to the Senior Secured Convertible Note Purchase Agreement dated March 10, 1995, for Preferred Stock. Pursuant to the Exchange Agreement, the Company reduced its term debt in the aggregate principal amount of $2,000,000, in exchange for the issuance of 200,000 shares of Preferred Stock. This transaction had the effect of increasing stockholders' equity by the amount of $2,000,000.

     Also, in June, 1995, through a series of four transactions, all of the outstanding A and B Warrants, issued pursuant to the Regulation-S Offering by the Company in August 1994, were exercised and converted to common stock. The A Warrants, totaling 1,111,111 were exercised at a price of $0.85 per share, and resulted in an additional $944,444 paid-in capital to the Company. The B Warrants, totaling 1,111,111, were exercised at a price of $0.90 per share, bringing in $1,000,000 of additional paid-in capital to the Company. The four exercise transactions combined increased the stockholders' equity in the Company by the amount of $1,944,444.


Business Developments
---------------------


     Management continues to believe that there is a significant business opportunity for the Company through computerized trading by customers. As such, JBOC is in the process of upgrading its JB On-line product to full Windows capability with access through the Internet. This new version is expected to be introduced in the fourth quarter of 1995 and management has high expectations for its success.

     Management is continuing its overall plan for improving the Company's financial performance. JBOC's discount brokerage operation matured more rapidly than expected, and management is currently expanding the discount operations by increasing the sales force in JBOC's Beverly Hills, California and Dallas, Texas branches. JBOC recently signed a lease for space in New York City and will open a branch office there in the next 45-60 days. Also under consideration for additional branch offices are key financial centers including Boston, Miami, Chicago and San Francisco.

Clearing Operations
-------------------


     As reported in the first quarter of 1995, JBOC obtained a significant amount of new clearing business through a transaction consummated with the SIPC trustee for a failed broker-dealer. This additional clearing business was absorbed during the second quarter of 1995 and contributed to the Company's profitability during the first six months of 1995.

Other Developments
------------------


     The Company and MacFarland, Grossman & Company of Houston, Texas, which had previously entered into a letter of intent to merge, have mutually agreed to operate as independent entities. The Companies will, however, continue to explore opportunities to work together on specific projects.
                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in several lawsuits and arbitration matters or have instituted legal proceedings as Plaintiffs to recover moneys owing. There have been no material pending legal proceedings other than ordinary routine litigation incidental to the business. Those which may have a significant impact on the Company have been disclosed in previous filings. The following previously reported matter has been resolved:

District Business Conduct Committee vs. Reynolds Kendrick Stratton, Inc., et al.
-------------------------------------------------------------------------------

Complaint No. C01950006

     This complaint was filed in February 1995, by the NASD District 1 office in San Francisco, California against RKSI and certain of its former principals and brokers. RKSI has agreed to an offer of settlement, consent and sanctions, the terms of which must be approved by the National Business Conduct Committee. The settlement, which was entered into without any admission of liability, does not have a significant financial impact on the Company as RKSI has already ceased its operations.


ITEM 2.   CHANGES IN SECURITIES

     There has been no material modification of ownership rights of securities holders.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     There has been no default in payments of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of security holders in the first quarter of 1995.


ITEM 5.   OTHER INFORMATION

     Effective August 4, 1995, Walter E. Senior submitted his letter of resignation from the Board of Directors of the Company, to pursue other business interests. On August 7, 1995, John Broome, Jose M. Abadin and Timothy Tyrrell were appointed by the Board as replacement Directors to fill the vacancies created by the resignations of Felix A. Oeri, William R. Stratton and Walter E. Senior.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed with this report as required by Item 601 of Regulation S-K:

Exhibit No.  Description
-----------  ------------------------------------------
10.1         Commercial office lease between Bank of
             Communications and JB Oxford & Company to lease New York office space

(b) Reports on Form 8-K and 8-K/A-1 were filed on June 6 and June 7, 1995, respectively, reporting, under Item 5 Other Events, the authorization and
                                            ------------

     issuance of a series of Convertible Preferred Stock; the negotiation and approval of an Exchange Agreement with a noteholder to reduce the Company's term debt in the aggregate principal amount of $2 million in exchange for the issuance of 200,000 shares of Preferred Stock; and the announced intent of a shareholder to exercise 555,555 "A" Warrants.


                                EXHIBIT NO. 10.1
                                ----------------


                                LEASE AGREEMENT
                             BANK OF COMMUNICATIONS

                                  AS LANDLORD,
                                      AND
                              JB OXFORD & COMPANY
                                   AS TENANT

                                   PREMISES:
                               PART OF 19TH FLOOR
                               ONE EXCHANGE PLAZA
                               NEW YORK, NEW YORK

                                  PREPARED BY:
                       PARKER DURYEE ROSOFF & HAFT, P.C.
                                529 FIFTH AVENUE
                            NEW YORK, NEW YORK 10017
                          ATTN: DANIEL B. ZANINI, ESQ.

                            I N D E X
                            - - - - -

ARTICLE                                                      PAGE
-------                                                      ----


Demised Premises..............................................  1
Term..........................................................  1
Rent..........................................................  2
Tenant's Covenants............................................  3
Use and Occupancy.............................................  3
Compliance with Laws and Insurance Requirements...............  3
Alterations...................................................  4
Ownership of Improvements.....................................  6
Repairs.......................................................  6
Assignment, Mortgaging and Subletting.........................  7
Electricity, Gas and Water....................................  9
Additional Rent............................................... 13
Subordination and Attornment.................................. 20
Liability of Landlord......................................... 21
Destruction, Fire or Other Casualty........................... 21
Eminent Domain................................................ 23
Defaults and Remedies and Waiver of Redemption................ 24
Landlord's Right to Perform Tenant's Obligations.............. 26
Covenant of Quiet Enjoyment................................... 27
Indemnity..................................................... 27
Excavation.................................................... 28
Hazardous Environmental Condition............................. 28
Broker........................................................ 29
Waiver of Jury Trial.......................................... 29
Surrender of Premises......................................... 29
Rent Limitation............................................... 30
Fire Protection Requirements.................................. 31
Insurance..................................................... 31
Access to Premises............................................ 32
Vaults........................................................ 33
Bankruptcy.................................................... 33
Rules and Regulations......................................... 34
Successors and Assigns........................................ 35
Notice........................................................ 35
No Waiver and Entire Agreement................................ 36
Captions...................................................... 36
Inability to Perform.......................................... 37
No Representations by Landlord................................ 37
Failure to Give Possession.................................... 38
Glass......................................................... 38
Floor Load.................................................... 38
Services and Equipment........................................ 39
Untenantability............................................... 42
Moving........................................................ 42
Tenant Relocation [Intentionally Omitted]..................... 43
Negative Covenants............................................ 43
Window Cleaning............................................... 43
Landlord's Work............................................... 44
Holding Over.................................................. 47
Right of First Offer.......................................... 48
Schedules
---------

    Schedule A - Rent......................................... 49
Exhibits
--------

    Exhibit I    - Description of Demised Premises............ 50
    Exhibit II   - Rules and Regulations...................... 51
    Exhibit III  - Plans and Specifications................... 54
    Exhibit IV  - Cleaning and Janitorial Services............ 55

     LEASE dated as of the          day of June, 1995, by and between BANK OF
                           --------
COMMUNICATIONS, a banking corporation authorized to do business within the State of New York, having its principal office at 55 Broadway, 31st Floor, New York, New York 10006 Borough of Manhattan, City, County and State of New York (hereinafter referred to as "Landlord"), and JB OXFORD & COMPANY, having an office at 9665 Wilshire Boulevard, Third Floor, Beverly Hills, California 90212 (hereinafter referred to as "Tenant"),

                      W I T N E S S E T H:
                      - - - - - - - - - -


                            ARTICLE I
        {PRIVATE }DEMISED PREMISES{TC "DEMISED PREMISES"}
                  -----------------    ---------------- -

     Section 1.01. Landlord hereby leases to Tenant and Tenant hereby hires from Landlord space described in Exhibit I attached hereto and made a part hereof, which space, together with all appurtenances, fixtures, improvements, additions and other property attached thereto or installed therein during the term of this Lease (except as otherwise hereinafter expressly provided) is collectively herein referred to as the "Demised Premises" in the building and on the site commonly known as One Exchange Plaza, (a/k/a 55 Broadway), in the Borough of Manhattan, City, County and State of New York (herein referred to as the "Building", or the "Real Property") upon and subject to all of the terms, covenants and conditions herein contained.

                            ARTICLE 2
                    {PRIVATE }TERM{TC "TERM"}
                              -----    ---- -
     Section 2.01. The Demised Premises are leased for a term (hereinafter referred to as the "Demised Term") commencing on the date upon which Landlord's Initial Work, as hereinbelow defined, is substantially completed (hereinafter referred to as the "Commencement Date"), and ending on the day which is eleven
(11) years following the Commencement Date, unless said Demised Term shall be sooner terminated pursuant to the provisions hereof. Landlord shall provide Tenant with written notice of the substantial completion of Landlord's Initial Work at least ten (10) days prior to the Commencement Date. The parties agree that rent, pursuant to Article Three, shall first become due as set forth in
Article 3 and Schedule A below.
                            ARTICLE 3
                    {PRIVATE }RENT{TC "RENT"}
                              -----    ---- -

     Section 3.01. Tenant covenants and agrees during the Demised Term to pay Landlord a fixed minimum rental in lawful money of the United States of America in equal monthly installments in advance, as set forth on Schedule A attached hereto and made a part hereof, on the first day of each month at the office of Landlord or such other place as Landlord may designate, without setoff, deduction or abatement (except as otherwise expressly herein provided), except that if the first day of the Demised Term shall be a date other than the first day of the calendar month Tenant shall pay on or before such first day to Landlord an amount equal to such proportion of an equal monthly installment of rent as the number of days from said first day to the end of calendar month in which such first day occurs bears to the total number of days in said calendar month and said payment shall represent the pro-rata monthly rent for such first calendar month, and the same method shall be used in computing rent to be paid for the last partial calendar month, if any, of the Demised Term. In the event a monthly installment of rent, or any installment of additional rent, is not paid to Landlord by Tenant within five (5) business days of the date on which the installment is due, Tenant shall pay to Landlord, an additional rent, which shall be deemed part of the fixed minimum rental, equal to five (5%) percent of the unpaid monthly, or other, installment.
     Section 3.02. Except as otherwise herein expressly provided, all costs, charges and expenses of any kind which Tenant is required by the terms hereof to pay to Landlord shall be deemed additional rental, and in the event said additional rental shall not be paid, Landlord shall have all rights and remedies with respect thereto as shall be herein provided in the case of nonpayment of rent.
     Section 3.03. A. Notwithstanding any provision contained in this Article Three or in Article Two of this lease, Tenant, upon execution and delivery of this lease, shall pay to Landlord the sum of $43,863.00 which will be held by Landlord as security for the due performance by Tenant of the covenants and obligations of Tenant under this lease, including the covenant to pay rent.
This amount shall be held by Landlord in a special account of Landlord's selection, which account shall be interest bearing. Any interest earned on said deposit shall be credited thereto when earned and shall be distributed to Tenant once annually, less an administrative fee equal to one percent (1%) of the entire deposit, which may be retained by Landlord. Tenant, at its election, may satisfy the requirements of this section 3.03 by delivering to Landlord a clean, irrevocable stand-by letter of credit issued by a New York clearinghouse banking institution acceptable to Landlord and in form and substance acceptable to Landlord. In the event that the amount deposited must be used by Landlord for any reason resulting from the default by Tenant under any covenant or obligation set forth in this lease, then Tenant shall promptly, upon receipt of notice from Landlord, replenish the account by payment of the amount set forth in Landlord's notice. Upon Tenant's surrender of the Demised Premises at the expiration of this lease, assuming the Demised Premises are left in the condition required hereunder, the amount deposited pursuant to this section, together with interest thereon, if any, shall be returned to Tenant by Landlord.

                            ARTICLE 4
      {PRIVATE }TENANT'S COVENANTS{TC "TENANT'S COVENANTS"}
                -------------------    ------------------ -

     Section 4.01. Tenant covenants (i) to pay the fixed minimum rental set forth in Article Three and the additional rental provided for herein and (ii) to observe and perform the terms, covenants and conditions of this Lease on Tenant's part to be observed and performed.

                            ARTICLE 5
       {PRIVATE }USE AND OCCUPANCY{TC "USE AND OCCUPANCY"}
                 ------------------    ----------------- -
     Section 5.01. Tenant shall use and occupy the Demised Premises solely for executive, marketing and administrative offices and investment banking services in connection with Tenant's business.
     Section 5.02. Tenant will not use or occupy, or permit the use or occupancy of, the Demised Premises for any unlawful purposes or for any purpose or in any manner which would (i) violate the provisions of this Lease, (ii) tend in any way to impair the character, reputation or appearance of the Building as a first class office building, (iii) unreasonably interfere with the use and enjoyment of any part of the Building by any other tenant or occupant, including Landlord or any person affiliated with or associated with Landlord, or (iv) be inconsistent with the professional character and reputation of other tenants in the Building.

                            ARTICLE 6
{PRIVATE }COMPLIANCE WITH LAWS AND INSURANCE REQUIREMENTS{TC "COMPLIANCE WITH
          ------------------------------------------------    ---------------

LAWS AND INSURANCE REQUIREMENTS"}
------------------------------- -

     Section 6.01. Tenant, at Tenant's sole cost and expense, shall comply with all laws, orders and regulations of Federal, State, County, and Municipal authorities, and with all directions pursuant to law, of all public officers, which shall impose any duty upon Landlord or Tenant arising out of Tenant's use of the Demised Premises except that Tenant shall not be required to make any structural alterations in order so to comply unless such alterations shall be necessitated or occasioned by the acts, omissions, or negligence of Tenant or any person claiming through or under Tenant, or any of Tenant's servants, employees, contractors, agents, visitors or licensees.
     Section 6.02. Tenant shall not do anything, or permit anything to be done, in or about the Demised Premises which shall (i) invalidate or be in conflict with the provisions of any fire or other insurance policies covering the Building or any property located therein, or (ii) result in refusal by fire insurance companies in good standing to insure the Building or any such property in amounts reasonably satisfactory to Landlord, or (iii) subject Landlord to any liability or responsibility for injury to any person or property by reason of any business operation being conducted in the Demised Premises, or (iv) cause any increase in the fire insurance rates applicable to the Building or property located therein at the beginning of the Demised Term or at any time thereafter. Tenant, at Tenant's expense, shall comply with all rules, orders regulations or requirements of the New York Board of Fire Underwriters and the New York Fire Insurance Rating Organization or any similar body relating to the Demises Premises.
     Section 6.03. In any action or proceeding wherein Landlord and Tenant are parties, a schedule or "make up" of rates applicable to the Building or property located therein issued by the New York Fire Insurance Rating Organization, or other similar body fixing such fire insurance rates, shall be prima facie evidence of the facts therein stated and of the several items and charges in the fire insurance rates then applicable to the Building or property located therein.

                            ARTICLE 7
             {PRIVATE }ALTERATIONS{TC "ALTERATIONS"}
                       ------------    ----------- -

     Section 7.01. Tenant shall not make or perform, or permit the making or performance of, any alterations, installations, improvements, additions or other physical changes in or about the Demised Premises (referred to collectively as "Alterations") without Landlord's prior written consent. Notwithstanding the foregoing provisions of this Section 7.01, all Alterations made by Tenant shall be made and performed in conformity with and subject to the following provisions: (i) All Alterations shall be made and performed at Tenant's sole cost and expense at reasonable times and in a reasonable manner for the performance of such work; (ii) Alterations shall be made only by contractors or mechanics approved in writing by Landlord which approval shall not be unreasonably withheld or delayed; (iii) No Alterations to be performed by Tenant shall adversely affect any service required to be furnished by Landlord to Tenant or to any other tenant or occupant of the Building; (iv) No Alteration shall be made if the value or utility of the Building after completion of such Alteration will be materially less than its value or utility immediately prior thereto; (v) No Alteration shall affect the outside appearance of the Building; no air conditioners may be installed through windows nor shall the color or style of any blinds or shades be changed; (vi) All large business machines and mechanical equipment shall be placed and maintained by Tenant in settings sufficient, in Landlord's judgment, to absorb and prevent vibration, noise and annoyance to other tenants or occupants of the Building; (vii) Tenant shall submit to Landlord detailed plans and specifications (including layout, architectural, mechanical and structural drawings) for each proposed Alteration and shall not commence any such Alteration without first obtaining Landlord's written approval of plans and specifications which approval shall not be unreasonably withheld or delayed; (viii) Subject to Article 28 and prior to the commencement of each proposed Alteration, Tenant shall furnish to Landlord duplicate original policies of worker's compensation insurance covering all workers to be employed in connection with such Alteration, including those to be employed by all contractors and subcontractors, and of comprehensive public liability insurance, in an amount not less than $3,000,000, (including property damage coverage) in which Landlord, its agents and any mortgagee of the Building shall be named as parties insured, which policies shall be issued by companies licensed to do business in the State of New York and shall be maintained by Tenant or contractors until the completion of such Alteration; (ix) All fireproof wood test reports, electrical and air conditioning certificates, and all other permits, approvals and certificates required by all governmental authorities shall be timely obtained by Tenant and copies thereof submitted to Landlord; (x) Notwithstanding Landlord's approval of plans and specifications for any Alteration, all Alterations shall be made and performed in full compliance with all applicable laws, orders and regulations of Federal, State, County and Municipal authorities, and with all directions, pursuant to law, of all public offices, and with all applicable rules, orders, regulations and requirements of the New York Board of Fire Underwriters and the New York Fire Insurance Rating Organization or any similar body; (xi) All Alterations shall be made and performed in accordance with the Rules and Regulations attached hereto as Exhibit II and made a part hereof; (xii) All materials and equipment to be incorporated in the Demised Premises as a result of all Alterations shall be new and first quality; and no such materials or equipment, shall be subject to any lien, encumbrance, chattel mortgage or title retention or security agreement;
(xiii) Notwithstanding anything contained herein to the contrary, Tenant is absolutely prohibited from performing any Alteration which would affect the base building heating, ventilation, air conditioning, electrical or plumbing systems in the Building. Similarly, no Alteration of any nature shall be permitted if such Alteration requires the issuance of an amended or updated Certificate of Occupancy. These limitations shall apply even if the Tenant otherwise complies with all of the requirements of this Article.
     Section 7.02. Tenant shall not permit any mechanic's liens to be filed against the Demised Premises, the Building or the real property on which the Building is erected (hereinafter referred to as the "Real Property") for work claimed to have been done for, or materials claimed to have been furnished to Tenant, and Tenant shall discharge any such liens at Tenant's sole cost within twenty-one (21) days after notice that they have been filed.
     Section 7.03. Tenant shall not, at any time prior to or during the Demised Term, directly or indirectly employ, or permit the employment of, any contractor, mechanic or laborer in the Demised Premises, whether in connection with any Alteration or otherwise, if such employment will interfere or cause any conflict with other contractors, mechanics, or laborers engaged in the construction, maintenance or operation of the Building by Landlord, Tenant or others. In the event of any such interference or conflict, Tenant, upon demand of Landlord, shall cause all contractors, mechanics or laborers causing such interference or conflict to leave the Building immediately.
     Section 7.04. Any such Alterations, but not decorations, shall not be removed by Tenant at the end of the Demised Term or any extension thereof, except for Tenant's Personal Property, as defined in Article 8 below. Alterations may be removed by Tenant only when Tenant expressly seeks and receives Landlord's consent to removal at the time of requesting consent to the proposed alteration.

                            ARTICLE 8
{PRIVATE }OWNERSHIP OF IMPROVEMENTS{TC "OWNERSHIP OF IMPROVEMENTS"}
          --------------------------    ------------------------- -

     Section 8.01. All appurtenances, fixtures, improvements, additions and other property attached to or installed in the Demised Premises whether by Landlord or Tenant or others, and whether at Landlord's or Tenant's expense, or the expense of both, shall become the property of Landlord, at the expiration of the Demised Term, except that any such property installed at the sole expense of Tenant with respect to which Tenant has not been granted any credit or allowance by Landlord, and which is removable without material damage to the Building, shall be and remain the property of Tenant and is referred to as "Tenant's Personal Property". Any replacements of any property of Landlord, whether made at Tenant's expense or otherwise, shall be and remain the property of Landlord.

                            ARTICLE 9
                 {PRIVATE }REPAIRS{TC "REPAIRS"}
                           --------    ------- -

     Section 9.01. Tenant shall take good care of the Demised Premises and, at Tenant's sole cost and expense, shall make all repairs and replacements: (i) as and when needed to the interior walls in the Demised Premises, floor coverings of all type, ceilings and lighting fixtures unless such repairs and replacements are necessitated by the acts, omissions or negligence of Landlord or any person claiming through or under Landlord, or any of their servants, employees, contractors, agents, visitors or licensees; and (ii) to the structural elements of the Demised Premises when such structural repairs are necessitated or occasioned by the acts, omissions or negligence of Tenant or any person claiming through or under Tenant, or any of their servants, employees, contractors, agents, visitors or licensees. Without affecting Tenant's obligations set forth in the preceding sentence, Tenant, at Tenant's sole cost and expense, shall make all repairs and replacements, as and when necessary, to Tenant's Personal Property, and to any alterations made or performed by Tenant. All repairs and replacements made by or on behalf of Tenant or any person claiming through or under Tenant shall be at least equal in quality and appearance to the original work or installation.
     Section 9.02. Landlord warrants that the construction performed as part of Landlord's Work, shall be and remain of such quality as to render the Demised Premises fit for occupancy by Tenant, for the use stated in Article 5, subject to reasonable wear and tear, and that all equipment and fixtures installed as part of Landlord's Work shall remain in good working order, again, subject to reasonable wear and tear. This provision shall automatically cease to be effective as to any part of, or system in, the Demised Premises on which Tenant performs any work, repair or alteration, or if any part of said Premises is misused by Tenant or its agents, employees, contractors, servants, visitors or licensees.

                           ARTICLE 10
{PRIVATE }ASSIGNMENT, MORTGAGING AND SUBLETTING{TC "ASSIGNMENT, MORTGAGING AND
          --------------------------------------    --------------------------

SUBLETTING"}
---------- -

     Section 10.01. Tenant covenants and agrees, for Tenant and its successors, assigns and legal representatives, that neither this Lease nor the terms and estate in or rights to Demised Premises hereby granted, nor any part hereof or thereof, will be mortgaged, pledged, encumbered or otherwise transferred, (whether voluntarily, involuntarily, by operation of law, or otherwise), and that neither the Demised Premises, nor any part thereof, will be encumbered in any manner by reason of any act or omission on the part of the Tenant. If the Tenant is a corporation, then any transfer of its shares of stock, or the issuance of new shares of stock either of which results in the transfer of a controlling interest in Tenant, shall constitute a prohibited mortgage, pledge or encumbrance hereunder.
     Section 10.02. Tenant covenants and agrees that it will not assign this lease nor its interest in the Demised Premises granted thereby, and further covenants that if Tenant is a corporation, any transfer of its shares of stock, or the issuance of new shares of stock shall constitute a prohibited assignment hereunder. The word "assign" shall for the purposes of this Article 10 include use or occupancy, or permitting the use or occupancy of the Demised Premises, permitting the use or desk space in the Demised Premises, permitting the use of the Demised Premises for mailing privileges or granting of a concession involving the use of all or a portion of the Demised Premises, by any person other than Tenant.
     Section 10.03. Tenant covenants and agrees that it will not sublet the Demised Premises or any part thereof, without the prior written consent of Landlord in every case which consent shall not be unreasonably withheld or delayed. If Tenant is a corporation, any transfer of its shares of stock, or the issuance of new shares of stock without the prior written consent of Landlord shall constitute a prohibited subletting hereunder, if such issuance or transfer of share results in a claim of a sub-lease interest by the recipient or grantee of the shares. The word "sublet" shall for the purposes of this Article 10 include use or occupancy, or permitting the use or desk space in the Demised Premises, permitting the use of the Demised Premises for mailing privileges or granting of a concession involving the use of all or a portion of the Demised Premises, by any person other than Tenant.
     Section 10.04.  Notwithstanding anything hereinbefore contained in this
Article 10, in the event Tenant desires Landlord's consent to a proposed subletting, Tenant by notice in writing shall notify Landlord of the name of the proposed sublessee, such information as to the proposed sublessee's financial responsibility and standing as Landlord may require, and of the covenants, agreements, terms, provisions and conditions contained in the proposed sublease (a copy of which shall be delivered to the Landlord upon a request to Landlord for its consent).
     Section 10.05. Landlord shall not be deemed to have unreasonably withheld its consent to a proposed subletting if:
     (i) such conveyance will result in there being more than two (2) tenancies or sub-tenancies in the Demised Premises;
     (ii) the space to be sublet shall be used for any purposes other than those set forth in Article 5 hereof;
     (iii) the proposed sublessee is a government or any subdivision or agency thereof; a labor union; a messenger service; or an employment agency; or
     (iv) the proposed subletting shall be at a rental rate that is less than the rental rate then being charged by Landlord for comparable space in the Building and for a comparable term; or
      (v) the Tenant fails to agree in writing that any rent paid by the proposed sub-tenant, in excess of the rent and additional rent due the Landlord hereunder and net of reasonable costs of subletting, such as brokerage commissions, legal fees and similar expenses, will be paid to, and the property of, the Landlord.
     Section 10.06. Any conveyance pursuant to this Article 10 shall be subject to all the covenants, agreements, provisions and conditions contained in this lease. Tenant covenants and agrees that notwithstanding any such conveyance to any transferee and/or acceptance of rent or additional rent by Landlord from any transferee, Tenant shall be and shall remain fully liable for the payment of the fixed rent and additional rent due and to become due hereunder and for the performance of all the covenants, agreements, terms, provisions and conditions contained in this lease on the part of Tenant to be performed. Tenant further covenants and agrees that notwithstanding any such conveyance, no other, additional, or further conveyance, including subletting of the Demised Premises or any part thereof shall or will be made except upon compliance with and subject to the provisions of this Article 10.
     Section 10.07. If the Demised Premises or any part thereof be sublet or occupied by anybody other than Tenant, Landlord may, after default by Tenant, collect rent from the subtenant or occupant, and apply the net amount collected to the rent herein reserved, but no such subletting, occupancy or collection shall be deemed a waiver by Landlord of any of Tenant's covenants contained in this lease, or the acceptance of the subtenant or occupant as Tenant, or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained.
                           ARTICLE 11
{PRIVATE }ELECTRICITY, GAS AND WATER{TC "ELECTRICITY, GAS AND WATER"}
          ---------------------------    -------------------------- -

Section 11.01.  A.  Definitions
                    -----------

     For purposes of this Article 11, the following terms shall have the following meanings:
     1. The term "Landlord's Cost" shall mean, the average cost per kilowatt hour and average cost per kilowatt demand, by time of day, if applicable, to Landlord of purchasing electricity for the building, including, without limitation, fuel adjustment charges (as determined for each month of the relevant period and not averaged) rate adjustment charges, sales tax, and/or any other factors, used by the public utility company (the "Utility") servicing the building in computing its charges to Landlord applied to the kilowatt hours of energy and kilowatts of demand purchased by landlord during a given period, and further including transmission and transformer losses (to be determined by Landlord if such losses are not measured by the Submeter, as defined herein); and
     2. The term "Landlord's Statement", shall mean an instrument containing a computation (or estimate thereof), of Landlord's Cost (hereinabove defined), or any other computation to be made by Landlord pursuant to the provisions of this Article 11.
B.   Method of Furnishing Electric Current to the Demised Premises
     -------------------------------------------------------------

     Landlord shall, at Tenant's sole cost and expense (to the extent not already in place, install a meter or meters (collectively, the "Submeter"), at a location designated by Landlord, connections from the risers and/or circuits servicing the demised premises to the Submeter and perform all other work necessary for the furnishing of electric current by Landlord to the demised premises in the manner provided for in this subdivision. If and so long as electric current is supplied by Landlord to the demised premises to service Tenant's office equipment and the machinery and mechanical equipment for the air conditioning units utilized by Tenant, if any, Tenant will pay Landlord or Landlord's designated agent, as additional rent for such service, the amounts, as determined by the Submeter, for the purpose of measuring Tenant's consumption and demand. In the event said air conditioning units are used by other tenants of the building, the electric charges for such units shall be allocated by Landlord proportionately, on the basis of the respective amount of rentable square feet occupied by such tenants, including Tenant. The additional rent payable by Tenant pursuant to this subdivision 1, shall be computed in the same manner as that for computation of Landlord Cost, as applied to the demised premises, plus a fee (the "Overhead Charge") equal to five percent (5%) of such charge to Landlord, representing administrative/ overhead costs to Landlord.
The amounts computed from the Submeter together with the Overhead Charge, are herein collectively called the "Electricity Additional Rent", and such amounts computed from the Submeter shall be binding and conclusive on Tenant. If the Submeter should fail to properly register or operate at any time during the term of this lease for any reason whatsoever, Landlord may estimate the Electricity Additional Rent, and when the Submeter is again properly operative, an appropriate reconciliation shall be made, by Tenant paying any deficiency to Landlord within ten (10) days after demand therefor, or by Landlord crediting Tenant with the amount of any overpayment, as the case may be. The periods to be used for the aforesaid computation shall be as Landlord, in its sole discretion, may from time to time elect. Where more than one meter measures the electric service to Tenant (including such electric energy as is consumed in connection with the operation of the ventilation and air conditioning equipment servicing the demised premises), the electric service rendered through each meter may be computed and billed at Landlord's option, separately as above set forth, or cumulatively. Bills for the Electricity Additional Rent (the "Bills") shall be rendered to Tenant at such time as Landlord may elect.
     Landlord and Tenant agree, that the Submeter might be installed subsequent to the date (the "Initial Occupancy Date") that Tenant, or anyone (including, without limitation, any contractors or other workmen) claiming under or through Tenant first enters the demised premises. In such event, Landlord, at Landlord's sole option, may either (x) estimate the Electricity Additional Rent payable by Tenant for the period commencing on the Initial Occupancy Date and ending on the Occupancy Reading Date (hereinafter defined), and Tenant shall pay to Landlord, within ten (10) days after demand therefor, the amount set forth on Landlord's estimate and, after rendition of a subsequent Landlord's Statement, an appropriate reconciliation shall be made for any deficiency owed by Tenant, or any overage paid by Tenant or (y) render a Landlord's Statement to Tenant, after a reading of the installed Submeter is made (said date upon which the Submeter is read, being herein called the "Occupancy Reading Date") on or about the date upon which Tenant shall have commenced normal business operations in the demised premises, and the amount calculated from the Submeter on the Occupancy Reading Date shall be determined on a per diem basis and then multiplied by the number of days from the Initial Occupancy Date through the Occupancy Reading Date to arrive at the amount due for said period, and Tenant shall pay the Electricity Additional Rent on the basis of such Submeter reading within ten (10) days after rendition of Landlord's Statement detailing such computation.
     If any tax is imposed upon Landlord's receipts from the sale or resale of electric current to Tenant by any Federal, state or municipal authority, Tenant agrees that, unless prohibited by law, Tenant's Proportionate Share (as said term is defined in Article 12 hereof) of such taxes shall be passed on to, and included in the bill of, and paid by Tenant to Landlord as additional rent.
C.   General Conditions
     ------------------

     1. Landlord shall not be liable to Tenant for any loss or damage or expense which Tenant may sustain or incur if either the quantity or character of electric service is changed or is no longer available or suitable for Tenant's requirements, but, if such condition results solely from Landlord's acts or omissions or any other condition within Landlord's reasonable control, Landlord shall use due diligence to restore electric service.
     2. Tenant covenants and agrees that at all times its use of electric current shall never exceed the capacity of existing feeders to Tenant's floor(s) or space (if less than an entire floor) or the capacity of the risers or wiring installation in the building. Tenant agrees not to connect any additional electrical equipment to the building electric distribution system, other than lamps, typewriters, word processing equipment, photocopy machines, personal computers, telecommunications machines and other small office machines which consume comparable amounts of electricity, without Landlord's prior written consent, which consent shall not be unreasonably withheld or delayed. Any riser or risers to supply Tenant's electrical requirements, which are not shown on Tenant's Plans (as defined in Article 48) approved by Landlord shall, upon written request of Tenant but subject to the prior written approval of Landlord in each instance, be installed by Landlord, at Tenant's sole cost and expense, if, the same are necessary and will not cause permanent damage or injury to the building or demised premises or cause or create a dangerous or hazardous condition or entail excessive or unreasonable alterations, repairs or expense or interfere with or disturb other tenants or occupants. If, in Landlord's sole judgment, Landlord shall consent to the installation of such riser or risers, in addition to such installation, Landlord will also, at Tenant's sole cost and expense, install all other equipment proper and necessary in connection therewith subject to the aforesaid terms and conditions.
     3. The parties acknowledge that they understand that it is anticipated that electric rates, charges, etc. may be changed by virtue of time-of-day rates or other methods of billing, and that the references in the foregoing subdivisions to changes in methods of or rules on billing are intended to include any such changes.
     4. If required by applicable law or any other reason beyond Landlord's reasonable control, Landlord shall have the right at any time, and from time to time, during the term of this lease, upon ninety (90) days prior written notice to Tenant, to change the furnishing of electricity to Tenant from a submetering basis to a rent inclusion basis, or vice versa. In addition, if required by applicable law or any other reason beyond Landlord's reasonable control, or if Landlord shall terminate furnishing electricity to a majority of the tenants in the building then receiving electricity from Landlord, Landlord shall have the right to terminate the furnishing of electricity to the demised premises on a rent-inclusion, submetering, or any other basis at any time, upon ninety (90) days' written notice to the Tenant in which event Tenant may make application directly to the Utility for Tenant's entire separate supply of electric current to the demised premises and Landlord shall permit its wires and conduits, to the extent available and safely capable in Landlord's sole judgment, to be used for such purpose. Any meters, risers or other equipment or connections necessary to enable Tenant to obtain electric current directly from the Utility shall be installed at Landlord's sole cost and expense, subject to the provisions of this lease. Rigid conduit only will be allowed. Landlord, upon the expiration of the aforesaid ninety (90) days' written notice to the Tenant may discontinue furnishing the electric current but this lease shall otherwise remain in full force and effect. Landlord will permit Tenant to continue to receive electricity from Landlord on a redistribution basis for such period of time as is reasonably required by Tenant to arrange to obtain electricity service directly from the Utility. Commencing when Tenant receives such direct service and as long as Tenant shall continue to receive such service, the fixed rent payable under this lease shall be reduced where electricity rent inclusion is discontinued, by a sum equal to what the ERIF portion of the fixed rent was at the time of such discontinuance (the parties acknowledge that in the case of termination of redistribution by submetering, the fixed rent payable under this lease would not be affected thereby).
     5    In the event that pursuant to any of the provisions of this Article, any initial determinations, statements or estimates are made by or on behalf of Landlord (whether such initial determinations, statements or estimates are subject to dispute or not pursuant to the provisions of this Article), Tenant shall pay to Landlord the amount(s) set forth on such initial determinations, statements or estimates, as the case may be, until subsequent determinations, statements or estimates are rendered, at which time, the parties shall make adjustment for any deficiency owed by Tenant, or any overage paid by Tenant.
     6. In addition to all other sums payable by Tenant for electricity pursuant to this Article, Tenant acknowledges and agrees that the electric current furnished to the building fan room(s) servicing the demised premises will be measured, at Landlord's option, by either (i) a survey to be performed by an electrical consultant selected by Landlord or (ii) a meter to be installed by Landlord and the amount determined by such consultant or meter shall be billed and payable by Tenant as additional rent hereunder, from time to time, within ten (10) days after rendition of a Landlord's Statement therefor, which amount shall be equitably pro-rated in the event that such fan room(s) services portions of the building other than the demised premises.
     Section 11.02. Tenant, at Tenant's expense, shall purchase and install all lamps and tubes (including, but not limited to, incandescent and fluorescent) and ballasts used in the Demised Premises, except that Landlord shall furnish and install the lamps, tubes (including, but not limited to, incandescent and fluorescent) and ballasts initially used in the Demised Premises.
     Section 11.03. If a separate water meter be installed for the demised premises, or any part thereof, the Tenant will keep the same in repair and pay the charges made by the municipality or water supply company for or in respect to the consumption of water, as and when bills therefor are rendered. If the demised premises, or any part thereof, be supplied with water through a meter which supplies other premises, the Tenant will pay to the Landlord, as and when bills are rendered therefor, the Tenant's proportionate part of all charges which the municipality or water supply company shall make for all water consumed through said meter, as indicated by said meter. Such proportionate part shall be fixed by apportioning the respective charge according to floor area, against all of the rentable floor area in the building (exclusive of the basement) which shall have been occupied during the period of the respective charges, taking into account the period that each part of such area was occupied. Tenant agrees to pay as additional rent the Tenant's proportionate part, determined as aforesaid, of the sewer rent or charge imposed or assessed upon the building of which the premises are a part.

                           ARTICLE 12
         {PRIVATE }ADDITIONAL RENT{TC "ADDITIONAL RENT"}
                   ----------------    --------------- -

A.   Taxes.  Section 12.01.  In addition to the fixed minimum rental and any
     -----

other sums, amounts or charges herein reserved, Tenant covenants and agrees to pay to Landlord as additional rentals, sums computed in accordance with the following provisions:
     a) "Taxes" shall mean all taxes and assessments now or hereafter levied or imposed upon the Building and the Land upon which same is situated (collectively the "Real Property") and all new and additional taxes based on the ownership thereof or the rents derived therefrom which might be substituted therefor, in whole or in part, including, but without limiting the generality of the foregoing, (i) any and all special assessments or levies which are imposed upon the Real Property and (ii) by whatever name or designation they are called or designated, any new or additional taxes levied or imposed upon the Landlord in lieu of, or supplemental to, all or any part of the taxes or assessments now or hereafter levied or imposed upon the Real Property, including, but not limited to, any charge, fee or imposition resulting from the Property being located within the Lower Manhattan Business Improvement District, or any similarly named or described district. Anything herein to the contrary notwithstanding, it is agreed that, in the event that the Taxes payable or imposed for any Tax Year (as hereinafter defined) are less than what they would have been because some portion of the Real Property is exempt from Taxes, then and in each such Tax Year for all purposes of this Article 12, "Taxes" shall be deemed to be what they would have been if no such exemption applied, it being understood that in such case the lesser amount of Taxes actually payable or imposed shall not be used for purposes of any calculation provided in this Article.
     b) The term "Tax Year" shall mean the fiscal year commencing July 1 and ending the next succeeding June 30 or such other twelve month period for which taxes might hereafter be levied or imposed upon the Real Property during the Demised Term.
     Section 12.02. A. Tenant shall pay to Landlord, as additional rent for each such Tax Year, Tenant's Proportionate Share, as defined below, of the Taxes in each tax year in excess of the Taxes payable in Tax Year 1995/96, except that if the last day of the Demised Term shall be a date other than the last day of a Tax Year, Tenant shall pay, as additional rent for the last Tax Year of the Demised Term an amount equal to such proportion of the Taxes in the last Tax Year of the Demised Term, as the number of days from the first day of last Tax Year of the Demised Term to the last day of the Demised Term bears to the total number of days in the Tax Year, and said payment shall represent the pro-rata additional rent for such final Tax Year of the Demised Term.
     At some time within three months after the determination by the governmental authority having jurisdiction thereover, of the actual and transitional assessed valuations (if applicable) and appropriate tax rate affecting the Real Property for any Tax Year and the determination of any other item that may be included in Taxes, Landlord shall submit to Tenant a statement which shall indicate the amount required to be paid by Tenant as additional rent as in this section provided.
     Within fifteen (15) days after the issuance of the statement, Tenant shall pay such additional rent as is set forth on such statement.
     B. If, following the delivery of any statement referred to above, Landlord shall receive a refund of Taxes for any Tax Year for which Tenant has paid any additional rent under the provisions of this Article, Tenant's pro-rata share of the net proceeds of such refund, after deduction of actual legal fees, appraisers' fees and other expenses paid in collecting the same shall be applied and allocated to the periods for which the refund was obtained and, if Tenant is not then in default hereunder, Landlord shall refund Tenant's pro-rata share of such refund. In no event shall any refund for any tax year due Tenant hereunder exceed the additional rent paid by Tenant pursuant to this Article for such particular Tax Year.
     C. Tenant shall pay, before delinquency, all occupancy taxes and all property taxes and assessments on Tenant's furniture, Tenant's fixtures, Tenant's equipment and other property of Tenant at any time situated on or installed in the Demised Premises. If at any time during the term of this lease any of the foregoing are assessed as a part of the Real Property of which the Demised Premises are a part, Tenant shall pay to Landlord upon demand the amount of such additional taxes as may be levied against said Real Property by reason thereof.
     Section 12.02.  For the purposes of this lease:
     1. The term "Escalation Year" shall mean each calendar year which shall include any part of the term of this lease.
     2.  The term "Tenant's Proportionate Share" shall be deemed to mean 2.05%.
     3.  The term "Base Year" shall mean the twelve month period ending
December 31, 1995.
     4. The term "Operating Expenses" shall mean all costs and expenses (and taxes thereon, if any) paid or incurred by Landlord or on behalf of Landlord with respect to the operation, cleaning, repair, safety, management, security and maintenance of the land and the building, building equipment, sidewalks, curbs, and other areas adjacent to the building, and with respect to the services provided tenants, including: (i) salaries, wages and bonuses paid to, and the cost of any hospitalization, medical, surgical, union and general welfare benefits (including group life insurance), any pension, retirement or life insurance plan and other benefit or similar expense (collectively "Wages") relating to employees of Landlord or employees whose wages are chargeable to Landlord engaged in the operation, cleaning, repair, safety, management, security or maintenance of the building and the building equipment or in providing building maintenance services to tenants; (ii) social security, unemployment and other payroll taxes, the cost of providing disability and worker's compensation coverage imposed by any legal requirements, union contract or otherwise with respect to said employees; (iii) the cost of electricity, gas, steam, water, air conditioning and other fuel and utilities; (iv) the cost of casualty, rent, liability, fidelity, plate glass and any other insurance; (v) the cost of repairs, maintenance and painting; (vi) the cost or rental of all building and cleaning supplies, tools, materials and equipment; (vii) the cost of uniforms, work clothes and dry cleaning; (viii) window cleaning, concierge, guard, watchman or other security personnel, service or system, if any; (ix) management fees or, if no managing agent is employed by Landlord, a sum in lieu thereof not in excess of then prevailing rates for management fees payable in the Borough of Manhattan, City of New York for first-class office buildings; (x) charges of independent contractors performing work included within this definition of Operating Expenses; (xi) telephone and stationary; (xii) legal, accounting and other professional fees and disbursements incurred in connection with the routine, day-to-day operation and management of the building; (xiii) decorations; (xiv) depreciation of hand tools and other movable equipment used in the operation, cleaning, repair, safety, management, security or maintenance of the building; (xv) association fees and dues; and (xvi) exterior and interior landscaping.
     Provided, however, that the foregoing costs and expenses shall exclude or have deducted from them, as the case may be:
               executives' salaries above the grade of building manager; expenditures for capital improvements, other than capital expenditures made for the purpose of reducing energy consumption, in which case the cost thereof shall be included in Operating Expenses for the Escalation Year in which the costs are incurred and subsequent Escalation Years as hereinafter provided in this Article;
               amounts received by Landlord through proceeds of insurance to the extent they are compensation for sums previously included in Operating Expenses hereunder;
               costs of repairs or replacements incurred by reason of fire or other casualty or condemnation to the extent Landlord is compensated therefor;
               advertising and promotional expenditures;
               costs incurred in performing work or furnishing services for any tenant (including Tenant), whether at such tenant's or Landlord's expense, to the extent that such work or service is in excess of any work or service that Landlord is obligated to furnish to Tenant at Landlord's expense;
               depreciation or amortization, except as provided above;
               brokerage commissions and other reletting expenses;
               Taxes;
               refinancing costs and mortgage interest and amortization payments;
               costs and expenses incurred in connection with disputes with other tenants and/or the enforcement of leases in the building;
               costs and expenses incurred in building-out or otherwise preparing space for occupancy by tenants (including Tenant);
               any costs and expenses not attributable specifically to the land and building (except as expressly provided otherwise in this Article);
               rental under any ground or underlying lease;
               interest, penalties and late charges payable due to late payments by Landlord;
               Landlord's overhead to the extent not related to the land and/or building;
               repairs and replacements necessitated by reason of the negligence of Landlord; and
               costs and expenses incurred in connection with Landlord curing violations of record.
     If Landlord shall purchase any item of capital equipment or make any capital expenditure which has the effect of reducing the expenses which would otherwise be included in Operating Expenses, then the costs of such capital equipment or capital expenditure are to be included in Operating Expenses for the Escalation Year in which the costs are incurred and subsequent Escalation Years, on a straight-line basis, to the extent that such items are amortized over such period of time as Landlord reasonably estimates such savings or reductions in Operating Expenses are expected to equal Landlord's costs for such capital equipment or capital expenditure, with an interest factor equal to two
(2) percentage points above the prime commercial lending rate of Citibank, N.A., charged to its customers of highest credit standing for ninety (90) day unsecured loans ("Expense Interest Rate") at the time of Landlord's having made said expenditure. If Landlord shall lease any items of capital equipment designed to result in savings or reductions in expenses which would otherwise be included in Operating Expenses, then the rentals and other costs paid pursuant to such leasing shall be included in Operating Expenses for the Escalation Year in which they were incurred.
     If during all or part of the Base Year and/or any Escalation Year, Landlord shall not furnish any particular item(s) of work or service (which would otherwise constitute an Operating Expense hereunder) to portions of the building due to the fact that (i) such portions are not occupied or leased, (ii) such item of work or service is not required or desired by the tenant of such portion, (iii) such tenant is itself obtaining and providing such item of work or service or (iv) for other reasons, then, for the purposes of computing Operating Expenses, the amount for such item and for such period shall be deemed to be increased by an amount equal to the additional costs and expenses which would reasonably have been incurred during such period by Landlord if it had at its own expense furnished such item of work or services to such portion of the building or to such tenant.
     B. 1. For each Escalation Year commencing during the term of this lease, Tenant shall pay ("Tenant's Operating Payment") to Landlord, as additional rent, a sum equal to Tenant's Proportionate Share of the amount by which Operating Expenses for such Escalation Year exceeds the Operating Expenses for the Base Year.

     2. Landlord shall furnish to Tenant, prior to the commencement of each Escalation Year, a written statement setting forth Landlord's estimate of Tenant's Operating Payment for such Escalation Year, and the method of calculation of Tenant's Operating Payment for such Escalation Year. For purposes of calculating expenses in such written statement, the building shall be deemed to be occupied to a level of not less than ninety-five percent (95%), but possibly higher based on the actual occupancy rate. Tenant shall pay to Landlord on the first day of each month during such Escalation Year an amount equal to one-twelfth (1/12th) of Landlord's estimate of Tenant's Operating Payment for such Escalation Year. If, however, Landlord shall furnish any such estimate for an Escalation Year subsequent to the commencement thereof, then (a) until the first day of the month following the month in which such estimate is furnished to Tenant, Tenant shall pay to Landlord on the first day of each month an amount equal to the monthly sum payable by Tenant to Landlord under this Paragraph B in respect of the last month of the preceding Escalation Year; (b) promptly after such estimate is furnished to Tenant or together therewith, Landlord shall give notice to Tenant stating whether the installments of Tenant's Operating Payment previously made for such Escalation Year were greater or less than the installments of the Tenant's Operating Payment to be made for such Escalation Year in accordance with such estimate, and (i) if there shall be a deficiency, Tenant shall pay the amount thereof within twenty (20) days after demand therefor, or (ii) if there shall have been an overpayment, Landlord shall either refund to Tenant the amount thereof or permit Tenant to credit the amount thereof against subsequent payments under this Section; and (c) on the first day of the month following the month in which such estimate is furnished to Tenant, and monthly thereafter throughout the remainder of such Escalation Year, Tenant shall pay to Landlord an amount equal to one-twelfth (1/12th) of Tenant's Operating Payment shown on such estimate. Landlord may at any time or from time to time (but not more than twice with respect to any Escalation Year) furnish to Tenant a revised statement of Landlord's estimate of Tenant's Operating Payment for such Escalation Year, and in such case, Tenant's Operating Payment for such Escalation Year shall be adjusted and paid or refunded, as the case may be, substantially in the same manner as provided in the preceding sentence.
     3. After the end of each Escalation Year Landlord shall furnish to Tenant a Landlord's Statement for such Escalation Year. Each such year-end Landlord's Statement shall be accompanied by a computation of Operating Expenses for the building prepared by a certified public accountant or managing agent designated by Landlord from which Landlord shall make the computation of Operating Expenses hereunder. If the Landlord's Statement shall show that the sums paid by Tenant under this Section exceeded Tenant's Operating Payment paid by Tenant for such Escalation Year, Landlord shall either refund to Tenant the amount of such excess or permit Tenant to credit the amount of such excess against subsequent payments under this Section; and if the Landlord's Statement for such Escalation Year shall show that the sums so paid by Tenant were less than Tenant's Operating Payment paid by Tenant for such Escalation Year, Tenant shall pay the amount of such deficiency within twenty (20) days after demand therefor.
     4. If the Commencement Date or the Expiration Date shall occur on a date other than January 1 or December 31, respectively, any additional rent under this Article for the Escalation Year in which such Commencement Date or Expiration Date shall occur shall be apportioned in that percentage which the number of days in the period from the Commencement Date to December 31 or from January 1 to the Expiration Date, as the case may be, both inclusive, shall bear to the total number of days in such Escalation Year. In the event of a termination of this lease, any additional rent under this Article shall be paid or adjusted within thirty (30) days after submission of a Landlord's Statement. In no event shall fixed rent ever be reduced by operation of this Article and the rights and obligations of Landlord and Tenant under the provisions of this Article with respect to any additional rent shall survive the termination of this lease.
     C. 1. Landlord's failure to render Landlord's Statements with respect to any Escalation Year shall not prejudice Landlord's right to thereafter render a Landlord's Statement with respect thereto or with respect to any subsequent Escalation Year. Nothing herein contained shall restrict Landlord from issuing Landlord's Statements at any time there is an increase in Operating Expenses during any Escalation Year or any time thereafter.
     2. Each Landlord's Statement shall be conclusive and binding upon Tenant unless within ninety (90) days after receipt of such Landlord's Statement Tenant shall notify Landlord that it disputes the correctness of Landlord's Statement, specifying the particular respects in which Landlord's Statement is claimed to be incorrect. If Tenant shall dispute the correctness of Landlord's Statement as aforesaid, then Tenant shall have the right, during the sixty (60) day period following the date of Tenant's dispute notice, to inspect Landlord's books and records solely to the extent necessary to verify the accuracy of any such disputed item(s) of Operating Expenses. Such inspection by Tenant shall take place at Landlord's offices or at any other location designated by Landlord, and shall be performed only during business hours, upon reasonable prior notice to Landlord. If the parties shall not be able to resolve such dispute within ninety (90) days after the giving of such Landlord's Statement, then either party may refer the matter or matters in dispute to independent reputable certified public accountants mutually agreed upon by Landlord and Tenant, and the decision of such accountants shall be conclusive and binding upon the parties. If the parties shall be unable to mutually agree upon the accountants to be retained to settle such dispute, then either party, upon not less than ten
(10) days' prior written notice to the other, may request that the American Arbitration Association in the City of New York appoint such accountants. Pending settlement of such dispute, Tenant shall pay Tenant's Operating Payment as determined by Landlord and, in the event such dispute is resolved in favor of Tenant. Landlord shall promptly reimburse Tenant for any overpayment(s). The fees and expenses of said accountants in determining such matter or matters shall be borne by the unsuccessful party (and if both parties are partially unsuccessful, the accountants shall apportion the fees and disbursements between the parties based upon the degree of success of each party).
     Section 12.03. The obligations of Landlord or Tenant pursuant to the provisions of this Article, as the case may be, shall survive the expiration or sooner termination of the term of this Lease.
                           ARTICLE 13
{PRIVATE }SUBORDINATION AND ATTORNMENT{TC "SUBORDINATION AND ATTORNMENT"}
          -----------------------------    ---------------------------- -

     Section 13.01. This Lease is subject and subordinate to all mortgages which may now or hereafter affect the Real Property and to all renewals, modifications, consolidations, replacements and extensions of any such mortgages. This clause shall be self-operative and no further instrument of subordination shall be required by any mortgagee, affecting the Real Property. In confirmation of such subordination, Tenant shall execute promptly any certificate or other instrument that Landlord may reasonably request.
     Section 13.02. If, at any time prior to the expiration of the Demised Term, Tenant agrees, upon demand of the holder of any mortgage in possession of the Building, to attorn to any such holder, upon the then executory terms and conditions of this Lease, for the remainder of the term originally demised in this Lease, provided that such holder, shall then be entitled to possession of the Demised Premises. The foregoing provisions of this Section shall inure to the benefit of any such holder, shall be self-operative upon any such demand, and no further instrument shall be required to give effect to said provisions. Tenant, however, upon demand of any such holder, agrees to execute, from time to time, instruments in confirmation of the foregoing provisions of this Section, satisfactory to any such holder, acknowledging such attornment and setting forth the terms and conditions of its tenancy. Nothing contained in this Section shall be construed to impair any right otherwise exercisable by any such holder.
     Section 13.03. From time to time, within seven (7) days next following a request by either party, the party to which the request is directed shall deliver to the requesting party a written statement executed and acknowledged,
(i) stating that this Lease is then in full force and effect and has not been modified (or if modified, setting forth the specific nature of all modifications), and (ii) setting forth the date to which the Fixed Rent has been paid, and (iii) stating whether or not, the requesting party is in default under this Lease, and, if so setting forth the specific nature of all such defaults. Tenant acknowledges that any statement which it delivers pursuant to this Section may be relied upon by a purchaser of the Building, or by any mortgagee, or by assignee of the mortgagee. Landlord acknowledges that any statement which it delivers pursuant to this Section may be relied upon by a sub-tenant of any portion of the Demised Premises, or any third party.
                           ARTICLE 14
   {PRIVATE }LIABILITY OF LANDLORD{TC "LIABILITY OF LANDLORD"}
             ----------------------    --------------------- -

     Section 14.01. Neither (i) the making nor performances by Landlord, Tenant or others of any decorations, repairs, alterations, additions or improvements in or to the Building or the Demised Premises, nor (ii) the failure of Landlord or others to make any such decorations, repairs, alterations, additions or improvements, nor (iii) any damage to the Demised Premises or to the property of Tenant, nor any injury to any persons, caused by other tenants or persons in the Building, if any, or by operations in the construction of any private, public or quasi-public work, nor (iv) any closing or darkening of any windows of the Demised Premises if required by law, order or regulation of Federal, County, State or Municipal authorities or by any direction pursuant to law of any public officer, nor (v) any inconvenience or annoyance to Tenant or injury to or interruption of Tenant's business by reason of any of the events or occurrences referred to in the foregoing subdivisions (i) through (iv), shall constitute an actual or constructive eviction, in whole or in part, or entitle Tenant to any abatement or diminution of rent, or relieve Tenant from any of its obligations under this Lease, or impose any liability upon Landlord, or its agents, other than such liability as may be imposed upon Landlord by law for Landlord's negligence or the negligence of Landlord's agents, servants or employees in the operation or maintenance of the Building or for the breach by Landlord of any express covenant of this Lease on Landlord's part to be performed.


                           ARTICLE 15
{PRIVATE }DESTRUCTION, FIRE OR OTHER CASUALTY{TC "DESTRUCTION, FIRE OR OTHER
          ------------------------------------    --------------------------

CASUALTY"}
-------- -

     Section 15.01. If the Demised Premises shall be damaged by fire or other casualty, Landlord, at Landlord's expense, shall repair such damage within one hundred eighty (180) days from receipt of notice of such damage from Tenant, subject to delays beyond Landlord's control. However, Landlord shall have no obligation to repair any damage to, or to replace, Tenant's Personal Property or any other property or effects of Tenant. Except as otherwise provided in
Section 15.03, if more than fifty percent (50%) of the rentable square footage of the Demised Premises shall be rendered untenantable by reason of any such damage, or if the entrance to the Demised Premises is so damaged as to make access thereto an impossibility, then the Fixed Rent shall abate for the period from the date of such damage to the date when such damage shall have been repaired, and if only a part of the Demised Premises less than fifty percent (50%) of the rentable square footage shall be so rendered untenantable, the Fixed Rent shall abate for the period in the proportion which the area of the part of the Demised Premises so rendered untenantable bears to the total area of the Demised Premises. However, if, prior to the date when all of such damage shall have been repaired, any part of the Demised Premises so damaged shall be rendered tenantable and shall be used or occupied by Tenant or any person or persons claiming through or under Tenant, then the amount by which the Fixed Rent shall abate shall be equitably apportioned for the period from the date of any such use or occupancy to the date when all such damage shall have been repaired. Tenant hereby expressly waives the provisions of Section 227 of the New York Real Property Law, and of any successor law of like import then in force, and Tenant agrees that the provisions of this Article shall govern and control in lieu thereof. Notwithstanding the foregoing provisions of this Section, if, prior to or during the Demised Term, (i) the Demised Premises shall be totally damaged or rendered wholly untenantable by fire or other casualty, and if Landlord shall decide not to restore the Demised Premises, or (ii) the Building shall be so damaged by fire or other casualty that, in Landlord's opinion, substantial alteration, demolition, or total reconstruction of the Building shall be required then, in either of such events, Landlord at Landlord's option, may give to Tenant, within thirty (30) days after such fire or other casualty, a thirty (30) days' notice of termination of this Lease and, in the event such notice is given, this Lease and the Demised Term shall come to an end and expire (whether or not said term shall have commended) upon the expiration of said thirty (30) days, the Fixed Rent shall be apportioned as of the date of such fire or other casualty and any prepaid portion of Fixed Rent for any period after such date shall be refunded by Landlord to Tenant. If the Demised Term has not yet commenced at the time of such fire or casualty, all monies paid to Landlord hereunder shall be refunded to Tenant.
     Section 15.02. Landlord shall obtain and maintain, throughout the Demised Term, in Landlord's fire insurance policies, provisions to the effect that such policies shall not be invalidated should the insured waive, in writing, prior to a loss, any or all right of recovery against any party for loss occurring to the Building. In the event that at any time Landlord's fire insurance carriers shall exact an additional premium for the inclusion of such or similar provisions, Landlord shall give Tenant notice thereof. In such event, if Tenant agrees, in writing, to reimburse Landlord for such additional premium, Landlord shall require the inclusion of such or similar provisions by Landlord's fire insurance policies then in force, Landlord hereby waives (i) any obligation on the part of Tenant to make repairs to the Demised Premises necessitated or occasioned by fire or other casualty that is an insured risk under such policies, and (ii) any right of recovery against Tenant, any other permitted occupant of the Demised Premises, and any of their servants, employees, agents or contractors, for any loss occasioned by fire or other casualty that is an insured risk under such policies. In the event that at any time Landlord's fire insurance carriers shall not include such or similar provisions in Landlord's fire insurance policies, the waivers set forth in the foregoing sentence shall, upon notice given by Landlord to Tenant, be deemed of no further force or effect.
     Section 15.03. Notwithstanding the provisions of Section 15.01, if any such damage, occurring after any date when the waivers set forth in Section
15.02 are no longer in force and effect, is due to the fault or neglect of Tenant, any person claiming through or under Tenant, or any of its servants, employees, agents, contractors, visitors or licensees, then there shall be no abatement of Fixed Rent by reason of such damage.
     Section 15.04. Tenant shall obtain and maintain, throughout the Demised Term, in Tenant's fire insurance policies covering Tenant's property in the Demised Premises (and shall cause any other permitted occupants of the Demised Premises to obtain and maintain, in similar policies) provisions to the effect that such policies shall not be invalidated should the insured waive, in writing, prior to a loss, any or all right to recovery against any party for loss occasioned by fire or other casualty which is an insured risk under such policies. In the event that at any time the fire insurance carriers issuing such policies shall exact an additional premium for the inclusion of such or similar provisions, Tenant shall give Landlord notice thereof. In such event, if Landlord agrees, in writing, to reimburse Tenant or any person claiming through or under Tenant, as the case may be, for such additional premium for the remainder of the Demised Term, Tenant shall require the inclusion of such or similar provisions by such fire insurance carriers. As long as such or similar provisions are included in such fire insurance policies then in force Tenant hereby waives (and agrees to cause any other permitted occupants of the Demised Premises to execute and deliver to Landlord written instruments waiving) any right of recovery against Landlord, and any servants, employees, agents or contractors of Landlord, for any loss occasioned by fire or other casualty which is an insured risk under such policies. In the event that at any time such fire insurance carriers shall not include such or similar provisions in any such fire insurance policy, the waiver set forth in the foregoing sentence shall, upon notice given by Tenant to Landlord, be deemed of no further force of effect with respect to any insured risks under such policy from and after the giving of such notice. During any period while the foregoing waiver of right of recovery is in effect, Tenant, or any other permitted occupant of the Demised Premises, as the case may be, shall look solely to the proceeds of such policies to compensate Tenant or such other permitted occupant for any loss occasioned by fire or other casualty which is an insured risk under such policies.

                           ARTICLE 16
          {PRIVATE }EMINENT DOMAIN{TC "EMINENT DOMAIN"}
                    ---------------    -------------- -

     Section 16.01. If the whole of the Demised Premises shall be acquired or condemned for any public or quasi-public use or purpose, this Lease and the Demised Term shall end as of the date of the vesting of title with the same effect as if said date were the Expiration Date. If only a part of the Demised Premises shall so be acquired or condemned then except as otherwise provided in this Section, this Lease and the Demised Term shall continue in force and effect but, from and after the date of the vesting of title, the Fixed Rent shall be reduced in the proportion which the area of the Demised Premises so acquired or condemned bears to the total area of the Demised Premises immediately prior to such acquisition or condemnation. If only a part of the Real Property shall be so acquired or condemned, then if the part of the Real Property so acquired or condemned shall contain more than ten (10%) percent of the total area of the Demised Premises immediately prior to such acquisition or condemnation or Tenant no longer has reasonable means of access to the Demised Premises, Tenant, at Tenant's option, may give to Landlord, within sixty (60) days next following the date upon which Tenant shall have received notice of vesting of title, a thirty
(30) days' notice of termination of this Lease.  In the event any such thirty
(30) days' notice of termination is given, by Tenant, this Lease and the Demised Term shall come to an end and expire upon the expiration of said thirty (30) days with the same effect as if the date of expiration of said thirty (30) days were the Expiration Date. If a part of the Demised Premises shall be so acquired or condemned and this Lease and the Demised Term shall not be terminated, pursuant to the foregoing provisions of this Section, Landlord, at Landlord's expense, shall restore that part of the Demised Premises not so acquired or condemned to a self-contained rental unit. In the event of any termination of this Lease and the Demised Term pursuant to the provisions of this Section, the Fixed Rent shall be apportioned as of the date of sooner termination and any prepaid portion of rent for any period after such date shall be refunded by Landlord to Tenant within fifteen (15) days. This provision shall survive such termination of this Lease.
     Section 16.02. In the event of any such acquisition or condemnation of all or any part of the Real Property, Landlord shall be entitled to receive the entire award for any such acquisition or condemnation, Tenant shall have no claim against Landlord or the condemning authority for the value of any unexpired portion of the Demised Term and Tenant hereby expressly assigns to Landlord all of its right in and to any such award.


                           ARTICLE 17
Error! Bookmark not defined.DEFAULTS AND REMEDIES AND WAIVER OF REDEMPTION{TC
                            -----------------------------------------------

"DEFAULTS AND REMEDIES AND WAIVER OF REDEMPTION"}
 ---------------------------------------------- -

     Section 17.01 (1) If Tenant defaults in fulfilling any of the covenants of this Lease, including the covenants for the payment of fixed minimum rent or additional rent, or if the Demised Premises become vacant for a period of 30 days or deserted, or, if the Demised Premises are damaged by reason of negligence or carelessness of Tenant, its agents, employees or invitees, then, in any one or more of such events, upon Landlord serving a written fifteen (15) days' notice upon Tenant specifying the nature of said default and upon the expiration of said fifteen (15) days, if Tenant shall have failed to comply with or remedy such default, or if the said default or omission complained of is of such a nature that the same cannot be completely cured or remedied within said fifteen (15) day period, and if Tenant shall not have diligently commenced curing such default within such fifteen (15) day period, and shall not thereafter with diligence and in good faith remedy or cure such default, then Landlord may serve a written five (5) days' notice of cancellation of this Lease upon Tenant, and upon the expiration of said five (5) days, this Lease and the term thereunder shall end and expire as fully and completely as if the date of expiration of such five (5) day period were the day herein definitely fixed for the end and expiration of this Lease and the term thereof and Tenant shall then quit and surrender the Demised Premises to Landlord but Tenant shall remain liable as hereinafter provided.
     (2) If the notice provided for in (1) hereof shall have been given, and the term shall expire as aforesaid; or (2a) if any execution or attachment shall be issued against Tenant or any of Tenant's property whereupon the Demised Premises shall be taken or occupied or attempted to be taken or occupied by someone other than Tenant; or (2b) if Tenant fails to discharge any mechanics lien which it permits to be filed against the Demised Premises or the Building within twenty-one (21) days after notice that it has been filed, or (3) if Tenant shall fail to move into, or take possession of, the premises within forty-five (45) days after the Commencement Date, then and in any of such events Landlord may without notice, re-enter the Demised Premises either by force or otherwise, and dispossess Tenant, the legal representative of Tenant or other occupant of the Demised Premises by summary proceedings or otherwise, and remove their effects and hold the Demised Premises as if this Lease had not been made, but Tenant shall remain liable hereunder as hereinafter provided, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end. If Tenant shall make default hereunder prior to the date fixed as the commencement of any renewal or extension of this Lease, Landlord may cancel and terminate such renewal or extension agreement by written notice, but Tenant shall remain liable as hereinafter provided.
     Section 17.02. In case of any such default, re-entry, expiration and/or dispossess by summary proceedings or otherwise, (a) the fixed minimum rent, additional rent and any other charges payable hereunder shall become due thereupon and be paid up to the time of such re-entry, dispossess and/or expiration, together with such reasonable expenses as Landlord may pay for legal expenses, attorney's fees, brokerage commissions at the standard rate, and/or putting the Demised Premises in good order, or for preparing the same for re-rental; (b) Landlord may re-let the Demised Premises or any part or parts thereof, either in the name of Landlord or otherwise, for a term or terms, which may at Landlord's option be less than or exceed the period which would otherwise have constituted the balance of the term of this Lease and may grant concessions or free rent; and/or (c) at any time after the Demised Term shall have expired and come to an end or Landlord shall have re-entered upon the Demised Premises, as the case may be, whether or not Landlord shall have collected any monthly deficiencies as aforesaid, Landlord shall be entitled to recover from Tenant, and Tenant shall pay to Landlord, on demand, as and for liquidated and agreed final damages, a sum equal to the amount by which the Fixed Rent reserved in this Lease for the period which otherwise would have constituted the unexpired portion of the Demised Term exceeds the then fair and reasonable rental value of the Demised Premises for the same period, both discounted to present worth at the rate of eight (8%) percent per annum, which sum shall be payable over the course of the unexpired portion of the Demised Term, on a monthly basis. If, before presentation of proof of such liquidated damages to any court, commission or tribunal, the Demised Premises, or any part thereof, shall have been relet by Landlord for the period which otherwise would have constituted the unexpired portion of the Demised Term, or any part thereof, the amount of rent received upon such reletting shall be deemed, prima facie, to be the fair and reasonable rental value for the part of the whole of the Demised Premises so relet during the term of the reletting. The failure of Landlord to relet the Demised Premises or any part or parts thereof shall not release or affect Tenant's liability for damages. In computing such damages there shall be added to the said deficiency such expenses as Landlord may incur in connection with reletting as in (a) above set forth. Any such damages shall be paid in monthly installments by Tenant on the rent days specified in this Lease and any suit brought to collect the amount of the deficiency for any month or months shall not prejudice in any way the rights of Landlord to collect the deficiency for any subsequent month or months by a similar proceeding. Landlord at Landlord's option may make such alterations, repairs, replacements and/or decorations in the Demised Premises as Landlord in Landlord's sole judgment considers advisable and necessary for the purpose of reletting the Demised Premises; and the making of such alterations and/or decorations shall not operate or be construed to release Tenant from liability hereunder as aforesaid. Landlord shall in no event be liable in any way whatsoever for failure to relet the Demised Premises, or in the event that the Demised Premises are relet, for failure to collect the rent thereof under such reletting. In the event of a breach of threatened breach by either party of any of the covenants or provisions hereof, the damaged party shall have the right of injunction and the right to invoke any remedy allowed by law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this Lease of any particular remedy, shall not preclude Landlord or Tenant from any other remedy, in law or in equity. The foregoing remedies and rights of Landlord are cumulative.
Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of the Demised Premises, by reason of the violation by Tenant of any of the covenants and conditions of this Lease.

                           ARTICLE 18
{PRIVATE }LANDLORD'S RIGHT TO PERFORM TENANT'S OBLIGATIONS{TC "LANDLORD'S RIGHT
          -------------------------------------------------    ----------------

TO PERFORM TENANT'S OBLIGATIONS"}
------------------------------- -

     Section 18.01. If Tenant shall default in the observance or performance of any term or covenant on its part to be observed or performed under or by virtue of any of the terms or provisions in any Article of this Lease, after notice to Tenant and an opportunity within which to cure said default, as provided in
Article 17 of this Lease, Landlord, without being under any obligation to do so and without thereby waiving such default, may remedy such default for the account and at the expense of Tenant. If Landlord makes any expenditures or incurs any obligations for the payment of money in connection with any such default on the part of Tenant, including, but not limited to, reasonable attorneys' fees in instituting, prosecuting or defending any action or proceeding, such sums paid or obligations incurred with interest and costs shall be deemed to be additional rent hereunder and shall be paid to it by Tenant on demand.

                           ARTICLE 19
{PRIVATE }COVENANT OF QUIET ENJOYMENT{TC "COVENANT OF QUIET ENJOYMENT"}
          ----------------------------    --------------------------- -

     Section 19.01. Landlord covenants that upon Tenant paying the rent and additional rent and observing and performing all the terms, covenants and provisions of this Lease on Tenant's part to be observed and performed, Tenant may quietly enjoy the Demised Premises, subject nevertheless to the terms and conditions of this Lease as well as any mortgage(s) now or hereafter affecting the Real Property and provided, however, that no eviction of Tenant by reason of paramount title or the foreclosure of any mortgage affecting the Demised Premises shall be construed as a breach of this covenant nor shall any action by reason thereof be brought against Landlord, subject to the terms hereof, only so long as Landlord is in possession and is collecting rent from Tenant but not thereafter.

                           ARTICLE 20
               {PRIVATE }INDEMNITY{TC "INDEMNITY"}
                         ----------    --------- -

     Section 20.01. Tenant agrees to indemnify and save Landlord harmless of and from all loss, cost, liability, damage and expense including, but not limited to, reasonable counsel fees, penalties and fines, incurred in connection with or arising from (i) any default by Tenant in the observance or performance of any of the terms, covenants or conditions of this Lease on Tenant's part to be observed or performed, or (ii) any violation of the use and occupancy provision contained in Article 5, or (iii) any acts, omissions or negligence of Tenant or the contractors, agents, servants, employees, visitors or licensees of Tenant in or about the Demised Premises or the Building during, the Demised Term including, but not limited to, any acts, omissions or negligence in the making or performing of any Alterations.
     Section 20.02. Tenant shall pay to Landlord within ten (10) days next following rendition by Landlord to Tenant of bills or statements therefor: (i) sums equal to all reasonable counsel fees paid by Landlord, in connection with the remedying by Landlord, for Tenant's account pursuant to the provisions of
Section 17.01, of any default of Tenant, and (ii) sums equal to all expenditures made by Landlord including, but not limited to, expenditures made for reasonable counsel fees, in collecting or attempting to collect the Fixed Rent, any additional rent or any other sum of money accruing under this lease or enforcing or attempting to enforce any rights of Landlord under this lease or pursuant to law provided that Tenant shall only be liable after the expiration of applicable grace periods and periods within which to cure, as provided for herein, for such amounts paid in respect of defaults remaining uncured after such periods, whether by the institution and prosecution of summary proceedings or otherwise; and (iii) all other sums of money (other than Fixed Rent) accruing from Tenant to Landlord under the provisions of this Lease. Any sum of money (other than Fixed Rent) accruing from Tenant to Landlord pursuant to any provision of this Lease, whether prior to or after the Commencement Date, may, at Landlord's option, be deemed additional rent, and Landlord shall have the same remedies for Tenant's failure to pay any installment of Fixed Rent when due. Tenant's obligations under this Article shall survive the expiration or sooner termination of the Demised Term.

                           ARTICLE 21
              {PRIVATE }EXCAVATION{TC "EXCAVATION"}
                        -----------    ---------- -

     Section 21.01. In the event that an excavation or any construction shall be made for building or other purposes upon land adjacent to the Building, or should be authorized to be made, Tenant shall, if necessary, afford to the person or persons causing or authorized to cause such excavation or construction license to enter upon the Demised Premises upon reasonable notice and at reasonable times causing as little interference as possible with Tenant's enjoyment of the Demised Premises, for the purpose of doing such work as shall reasonably be necessary to protect or preserve the wall or walls of the Building, or the Building, from injury or damage and to support them by proper foundations, pinning and/or underpinning, or otherwise.

                           ARTICLE 22
{PRIVATE }HAZARDOUS ENVIRONMENTAL CONDITION{TC "HAZARDOUS ENVIRONMENTAL
          ----------------------------------    -----------------------

CONDITION"}
--------- -

     Section 22.01. Tenant shall not cause or permit any Hazardous Materials (hereinafter defined) to be used, stored, transported, released, handled, produced or installed in, on or from the demised premises or the building. "Hazardous Materials", as used herein, shall mean any flammables, explosives, radioactive materials, hazardous wastes, hazardous and toxic substances or related materials, asbestos or any material containing asbestos, or any other substance or material included in the definition of "hazardous substances", "hazardous wastes", "hazard materials", "toxic substances", "contaminants" or any other pollutant, or otherwise regulated by any Federal, state or local environmental law, ordinance, rule or regulation including, without limitation, the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, and in the regulations adopted and publications promulgated pursuant to each of the foregoing. In the event of a violation of any of the foregoing provisions of this Article 22, Landlord may, upon reasonable prior notice (but without notice and without regard to any grace period contained herein in the case of an emergency), take all remedial action deemed necessary by Landlord to correct such condition and Tenant shall reimburse Landlord for the cost thereof, upon demand, as additional rent.
     Section 22.02. Tenant shall indemnify and hold harmless Landlord, its officers, directors principals, successors and assigns and the property from and against any and all claims, obligations, liabilities, violations, penalties, fines, governmental orders, suits, causes of action, judgments, damages (civil or criminal) and all other costs and expenses of any nature whatsoever which may result from any Hazardous Materials in connection with the Demised Premises or the building within which same are located.

                           ARTICLE 23
                  {PRIVATE }BROKER{TC "BROKER"}
                            -------    ------ -

     Section 23.01. The parties hereto agree that the sole brokers who brought about this transaction were Cushman & Wakefield, Inc., 100 Wall Street, 25th Floor, New York, New York 10005, and Sylvan Lawrence Company, Inc., 100 William
Street, New York, New York 10038.   Tenant agrees to indemnify and hold harmless
from any damages, costs, expenses suffered by Landlord by reason of any breach of the foregoing representation or by reason of any alleged dealings with Tenant.

                           ARTICLE 24
    {PRIVATE }WAIVER OF JURY TRIAL{TC "WAIVER OF JURY TRIAL"}
              ---------------------    -------------------- -

     Section 24.01. Landlord and Tenant each waive the right to trial by jury in any summary proceeding that may hereafter be instituted by one party against the other in respect of the Demised Premises, or in any action that may be brought hereunder, provided such waiver is not prohibited by law.



                           ARTICLE 25
   {PRIVATE }SURRENDER OF PREMISES{TC "SURRENDER OF PREMISES"}
             ----------------------    --------------------- -
     Section 25.01. Upon the expiration or other termination of the term of this Lease, Tenant shall quit and surrender the Demised Premises in good order and condition, ordinary wear and tear and damage by fire or other casualty, the elements and any cause beyond Tenant's control excepted, and shall remove all its property therefrom, except as otherwise provided in this Lease. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of the term of this Lease. In the event Tenant remains in possession of the Demised Premises after the termination of this Lease, either at the stated termination or otherwise, (i) Landlord shall be entitled to all of the rights and remedies which are available to a Landlord against a Tenant holding over after the expiration of a term and to such other rights and remedies as may be provided for in this Lease, at law and/or in equity and (ii) Tenant, at the option of Landlord, shall be deemed to be occupying the Demised Premises as a tenant from month-to-month, at a monthly rental equal to two (2) times the rent and additional rent payable during the last month of the Demised Term, subject to all of the other terms of this Lease insofar as the same are or may be applicable to a month-to-month tenancy. Such monthly rental shall be pro rated on a per diem basis if Tenant occupies the Demised Premises as a tenant from month-to-month for a portion of a month. Furthermore, Tenant hereby indemnifies Landlord against any and all liability resulting from delay by Tenant in so surrendering the Demised Premises including, but not limited to, any claims made by any succeeding tenant or prospective tenant founded upon such delay and agrees to be liable to Landlord for (i) any payment or rent concession which Landlord may be required to make to any tenant obtained by Landlord for all or any part of the Demised Premises in order to induce such tenant not to terminate its lease by reason of the holding over by Tenant (ii) the loss of the benefit of the bargain if any such tenant shall terminate its lease by reason of the holding over by tenant. Tenant's obligations under this article shall survive the expiration or termination of this Lease.

                           ARTICLE 26
         {PRIVATE }RENT LIMITATION{TC "RENT LIMITATION"}
                   ----------------    --------------- -

     Section 26.01. If any of the rent payable under the terms of this lease shall be or become uncollectible, reduced, offset, restricted or required to be refunded because of any applicable law, ordinance, order, rule, requirement or regulation, either currently in effect or enacted and made effective subsequent to the date of this agreement, Tenant shall enter into such agreement(s) and take such other actions as Landlord may request and as may be legally permissible to permit Landlord to collect the maximum rents which, from time to time during the continuance of such legal rent restriction, may be legally permissible (and not in excess of the amounts reserved therefor under this Lease). Upon the termination of such legal rent restriction, (a) the rents shall become and thereafter be payable in accordance with the amounts reserved herein for the periods following such termination and in addition (b) Tenant shall pay to Landlord, in equal monthly installments paid over the unexpired portion of the term of this lease, and to the maximum extent legally permissible, an amount equal to (i) the rents which would have been paid pursuant to this lease but for such legal rent restriction less (ii) the rents paid by Tenant during the period such legal rent restriction was in effect.

                           ARTICLE 27
{PRIVATE }FIRE PROTECTION REQUIREMENTS{TC "FIRE PROTECTION REQUIREMENTS"}
          -----------------------------    ---------------------------- -

Section 27.01. If there now is or shall be installed in said building a "sprinkler system" Tenant agrees to keep the appliances thereto in the demised premises in repair and good working condition, and if the New York Board of Fire Underwriters or the New York Fire Insurance Exchange or any bureau, department or official of the State or local government requires or recommend that any changes, modifications, alterations or additional sprinkler heads or other equipment be made or supplied by reason of the Tenant's business, or the location of partitions, trade fixtures, or other contents of the demised premises, or if such changes, modifications, alterations, additional sprinkler heads or other equipment in the demised premises are necessary to prevent the imposition of a penalty or charge against the full allowance for a sprinkler system in the fire insurance rate as fixed by said Exchange, or by any Fire Insurance Company, then Tenant will at Tenant's own expense, promptly make and supply such changes modifications, alterations, additional sprinkler heads or other equipment.

                           ARTICLE 28
               {PRIVATE }INSURANCE{TC "INSURANCE"}
                         ----------    --------- -

     Section 28.01. Tenant at Tenant's own cost and expense shall maintain insurance naming Landlord as an insured and protecting Landlord against any and all claims for injury or damage to persons or property or for the loss of life or of property occurring upon, in or about the Demised Premises, and the public portions of the Building arising solely from the acts of, Tenant, its employees, agents, contractors, clients, licenses and invitees; such insurance to afford minimum protection during the term of this lease, of not less than $3,000,000 combined single limit coverage.
     Section 28.02. Tenant shall, and shall cause any person undertaking to do any work of any kind on the Demised Premises to provide Worker's Compensation Insurance as may be required by law and sufficient in amount and coverage to protect Landlord against any and all claims or injury or damage to persons or property wherever occurring as a result of such work.
     Section 28.03. Tenant at Tenant's own cost and expense shall maintain insurance in amounts reasonably satisfactory to Landlord covering Alterations and Improvements which are Tenant's property for the Demised Premises against loss or damage by fire or other casualty.
     Section 28.04. All such insurance shall be effected under valid and enforceable policies issued by insurers of recognized responsibility and shall contain a provision whereby the insurer agrees not to cancel the insurance without thirty (30) days' prior written notice to Landlord and shall name Landlord, as its interests may appear, as co-insured.
     Section 28.05. On or before Commencement Date, Tenant shall furnish Landlord with an insurance policy or a certificate evidencing the aforesaid insurance coverage, and renewal policies or certificates shall be furnished to Landlord at least thirty (30) days prior to the expiration date of each policy for which a certificate was theretofore furnished.

                           ARTICLE 29
      {PRIVATE }ACCESS TO PREMISES{TC "ACCESS TO PREMISES"}
                -------------------    ------------------ -

     Section 29.01. Landlord or Landlord's agents shall have the right (but shall not be obligated) to enter the Demised Premises in any emergency at any time, and, at other reasonable times, upon notice, to examine the same and to make such repairs, replacements and improvements as are necessary or which Landlord may elect to perform following Tenant's default beyond all applicable grace periods and periods within which to cure such default after notice of same, to make repairs or perform any work which Tenant is obligated to perform under this Lease, or for the purpose of complying with laws, regulations and other directions of governmental authorities. Tenant shall permit Landlord to use, and maintain and replace pipes and conduits in and through the Demised Premises and to erect new pipes and conduits therein, Landlord may, during the progress of any work in the Demised Premises, take all necessary materials and equipment into said premises without the same constituting an eviction nor shall the Tenant be entitled to any abatement of rent while such work is in progress nor to any damages by reason of loss or interruption of business or otherwise. Landlord shall employ its best efforts to not interfere with Tenants enjoyment of the Demised Premises, or interrupt Tenant's business. Throughout the term hereof Landlord shall have the right to enter the Demised Premises at reasonable hours after notice for the purpose of showing the same to prospective purchasers or mortgagees of the building, and during the last six months of the term for the purpose of showing the same to prospective tenants. If Tenant is not present to open and permit any entry into the Demised Premises, Landlord or Landlord's agents may enter the same whenever such entry may be necessary by master key or by force provided reasonable care is exercised to safeguard Tenant's property and such entry shall not render Landlord or its agents liable therefor, nor in any event shall the obligations of Tenant hereunder be affected. Landlord shall have the right at any time, without the same constituting an eviction and without incurring liability to Tenant therefor to change the arrangement and/or location of public entrances, passageways, doors, doorways, corridors, elevators, stairs, toilets, or other public parts of the building and to change the name, number or designation by which the building may be known. To effectuate the purposes of this section, Tenant shall provide Landlord with a duplicate key(s) to allow Landlord access to all portions of the Demised Premises. Failure to so provide Landlord with such key(s) shall constitute a material breach of this Lease.

                           ARTICLE 30
                  {PRIVATE }VAULTS{TC "VAULTS"}
                            -------    ------ -

     Section 30.01. No vaults, vault space or area, whether or not enclosed or covered, not within the property line of the building is leased hereunder, anything contained in or indicated on any sketch, blue print or plan, or anything contained elsewhere in this Lease to the contrary notwithstanding. Landlord makes no representations as to the location of the property line of the Building. All vaults and vault space and all such areas not within the property line of the Building, which Tenant may be permitted to use and/or occupy, is to be used and/or occupied under a revocable license, and if any such license be revoked, or if the amount of such space or area be diminished or required by any federal, state or municipal authority or public utility, Landlord shall not be subject to any liability nor shall Tenant be entitled to any compensation or diminution or abatement of rent, nor shall such revocation, diminution or requisition be deemed constructive or actual eviction. Any tax, fee or charge of municipal authorities for such vault or area shall be paid by Tenant.

                           ARTICLE 31
              {PRIVATE }BANKRUPTCY{TC "BANKRUPTCY"}
                        -----------    ---------- -

     Section 31.01. If at the date fixed as the commencement of the term of this Lease or if at any time during the Demised Term there shall be filed by or against Tenant in any court pursuant to any statute either of the United States or of any state, a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or trustee of all or a portion of Tenant's property, and within 90 days thereof, Tenant fails to secure a dismissal thereof, or if Tenant makes an assignment for the benefit of creditors or petition for, or enters into, an arrangement for the benefit of creditors, this Lease, at the option of Landlord, exercised within 30 days after notice of the happening of any one or more of such events, may be canceled and terminated effective upon giving written notice to the Tenant at the Demised Premises (but if any of such events occur prior to the Commencement Date, this Lease shall be ipso facto canceled and terminated) and whether such cancellation and termination occur prior to or during the term, neither Tenant nor any person claiming through or under Tenant by virtue of any statute or of any order of any court, shall be entitled to possession or to remain in possession of the Demised Premises but shall forthwith quit and surrender the Demised Premises, and Landlord, in addition to the other rights and remedies Landlord has by virtue of any other provision herein or elsewhere in this Lease contained or by virtue of any statute or rule of law, may retain as liquidated damages, any rent, security deposit or moneys received by it from Tenant or others in behalf of Tenant. If this Lease shall be assigned in accordance with its terms, the provisions of this Article 31 shall be applicable only to the party then owning the Tenant's interest in this lease.
     Section 31.02. It is stipulated and agreed that in the event of the termination of this Lease pursuant to Section 31.01 hereof, Landlord shall forthwith, notwithstanding any other provisions of this Lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the amount by which the rent reserved hereunder for the unexpired portion of the Demised Term is less than the fair and reasonable rental value of the Demised Premises for the same period. In the computation of such damages the difference between any installment of rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the Demised Premises for the period for which such installment was payable shall be discounted to the date of termination at the rate of eight (8%) percent per annum. If the Demised Premises or any part thereof be relet by Landlord for the unexpired term of this lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent received upon such reletting shall be deemed to be the fair and reasonable rental value for the part or the whole of the premises so relet during the term of the reletting. Nothing herein contained shall limit or prejudice the right of Landlord to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

                           ARTICLE 32
   {PRIVATE }RULES AND REGULATIONS{TC "RULES AND REGULATIONS"}
             ----------------------    --------------------- -

     Section 32.01. Tenant, its servants, employees, agents, visitors and licensees shall observe faithfully and comply strictly with the rules and regulations set forth in Exhibit II attached hereto and made a part hereof. Landlord shall have the right from time to time during the term of this Lease to make reasonable changes in and additions to the rules thus set forth provided such changes and additions are applicable to all other office tenants in the Building and do not affect Tenant in an adverse manner.
     Section 32.02. Any failure by Landlord to enforce any rules and regulations now or hereafter in effect, either against Tenant or any other tenant in the Building, shall not constitute a breach hereunder or waiver of any such rules and regulations. Notwithstanding the foregoing, Landlord shall not discriminate in the enforcement of any rules and regulations.

                           ARTICLE 33
  {PRIVATE }SUCCESSORS AND ASSIGNS{TC "SUCCESSORS AND ASSIGNS"}
            -----------------------    ---------------------- -

     Section 33.01. The covenants, conditions and agreements contained in this Lease shall bind and enure to the benefit of the parties hereto and their respective heirs, legal representatives, successors and, except as otherwise provided herein, their assigns.
     Section 33.02. The term "Landlord" wherever used in this Lease shall be limited to mean and include only the owner or owners of the Real Property at the time in question or a mortgagee in possession, so that in the event of any sale, assignment or transfer of the Real Property, such owner, or mortgagee in possession shall thereupon be released and discharged from all covenants, conditions and agreements of Landlord hereunder; but such covenants, conditions and agreements shall be binding upon each new owner, or mortgagee in possession for the time being of the Real Property, until sold, assigned or transferred.

                           ARTICLE 34
                           ----------

                  {PRIVATE }NOTICE{TC "NOTICE"}
                            -------    ------ -

     Section 34.01. Any notice, request or demand permitted or required to be given by the terms and provisions of this Lease, or by any law or governmental regulation, either by Landlord of Tenant or by Tenant of Landlord, shall be in writing. Unless otherwise required by such law or regulation such notice, request or demand shall be given, and shall be deemed to have been served and given by Landlord and received by Tenant, when Landlord (1) shall have caused such notice, request or demand to be personally delivered or shall have deposited such notice, request or demand by registered or certified mail, return receipt requested mail enclosed in a securely closed postpaid wrapper, in a United States Government general or branch post office, addressed to Tenant at the Demised Premises, and (2) until Tenant has moved into the Demised Premises, shall have caused such notice, request or demand to be personally delivered or shall have deposited such notice, request or demand by registered mail enclosed in a securely closed postpaid wrapper in such a post office addressed to Tenant at its address as stated on the first page of this Lease. Such notice, request or demand shall be given, and shall be deemed to have been served and given by Tenant and received by Landlord, when Tenant shall have caused such notice request or demand to be personally delivered or shall have deposited such notice, request or demand by registered or certified mail, on a return receipt requested basis, enclosed in a securely closed postpaid wrapper in such a post office addressed to Landlord at 55 Broadway, 31st Floor, New York, New York 10006. Either party may, by notice as aforesaid designate a different address or addresses for notices, requests or demands to it.

                           ARTICLE 35
{PRIVATE }NO WAIVER AND ENTIRE AGREEMENT{TC "NO WAIVER AND ENTIRE AGREEMENT"}
          -------------------------------    ------------------------------ -

     Section 35.01. The failure of Landlord to seek redress for violation of, or to insist upon the strict performance of, any covenant or condition of this lease, or any of the Rules and Regulations set forth or hereafter adopted by Landlord, shall not prevent a subsequent act, which would have originally constituted a violation, from having all the force and effect of an original violation. The receipt by Landlord of rent with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach. No provision of this Lease shall be deemed to have been waived by Landlord, unless such waiver be in writing signed by Landlord. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy in this lease provided.
     Section 35.02. This lease with the exhibits annexed hereto contain the entire agreement between Landlord and Tenant and any executory agreement hereafter made between Landlord and Tenant shall be ineffective to change, modify, waive, release, discharge, terminate or effect an abandonment of this Lease, in whole or in part, unless such executory agreement is in writing and signed by the party against whom enforcement of the change, modification, waiver, release, discharge, termination or the effecting of the abandonment is sought.
     Section 35.03. If any term or provision of this Lease shall, to any extent be invalid or unenforceable, the remainder of this lease shall not be affected thereby and the balance of the terms and provisions of this lease shall be valid and enforceable to the fullest extent either hereunder or as permitted by law.

                           ARTICLE 36
                {PRIVATE }CAPTIONS{TC "CAPTIONS"}
                          ---------    -------- -

     Section 36.01. The Table of Contents and Captions of Articles in this lease are inserted only as a matter of convenience and for reference and they in no way define, limit or describe the scope of this lease or the intent of any provision thereof.

                           ARTICLE 37
    {PRIVATE }INABILITY TO PERFORM{TC "INABILITY TO PERFORM"}
              ---------------------    -------------------- -
     Section 37.01. This lease and the obligation of Tenant to pay rent or additional rent hereunder and perform and comply with all of the other covenants and agreements hereunder on the part of Tenant to be performed and complied with shall in no way be affected, impaired or excused (i) because of Landlord's delay or failure to perform or comply with any of the covenants or provisions hereunder on the part of Landlord to be performed or complied with, nor (ii) because Landlord is unable to fulfill any of its obligations under this Lease nor (iii) because Landlord is unable to supply or is delayed in supplying any service expressly or impliedly to be supplied nor (iv) because Landlord is unable to make, or is delayed in making any repair, additions, alterations or decorations nor (v) because Landlord is unable to supply or is delayed in supplying any equipment or fixtures, if Landlord is prevented or delayed from doing any of the foregoing by reason of strike or labor troubles or any other cause whatsoever wholly or partially beyond Landlord's control including, but not limited to, force majeure or governmental pre-emption in connection with a National Emergency or by reason of any rule, order or regulation of any department or subdivision thereof of any government agency or by reason of the conditions of supply and demand which have been or are affected by war or other emergency. Notwithstanding the foregoing, if Landlord is unable to do any of the items set forth in clauses (i) through (v) above for a period in excess of thirty (30) days, and if such inability results in Tenant's being deprived of
                  ---

use and occupancy of the Demised Premises, then Tenant shall be entitled to a rent abatement on the same terms and conditions as set forth in Article 21 hereof.

                           ARTICLE 38
{PRIVATE }NO REPRESENTATIONS BY LANDLORD{TC "NO REPRESENTATIONS BY LANDLORD"}
          -------------------------------    ------------------------------ -

     Section 38.01. Landlord or Landlord's agents have made no representations or promises with respect to the Building, the Land or the Demised Premises except as herein expressly set forth and no rights, easements or licenses are acquired by Tenant by implication or otherwise except as expressly set forth in the provisions of this Lease. The taking possession of the Demised Premises by Tenant shall be conclusive evidence, as against Tenant, that Tenant accepts the Demised Premises and that same were in good and satisfactory condition at the time such possession was so taken.

                           ARTICLE 39
{PRIVATE }FAILURE TO GIVE POSSESSION{TC "FAILURE TO GIVE POSSESSION"}
          ---------------------------    -------------------------- -

     Section 39.01. If Landlord is unable to give possession of the Demised Premises to Tenant on the Commencement Date, Landlord shall not be subject to any liability for failure to give possession on said date and the validity of the lease shall not be impaired under such circumstances, but the rent payable hereunder shall be abated, provided Tenant is not responsible for the inability to obtain possession, until after Landlord shall have given Tenant written notice that the premises are substantially ready for Tenant's occupancy. If permission is given to Tenant to enter into the possession of the Demised Premises or to occupy premises other than the Demised Premises prior to the Commencement Date, Tenant covenants, and agrees that such occupancy shall be deemed to be under all the terms, covenants, conditions and provisions of this lease, except as to the covenant to pay rent. The provisions of this Article are intended to constitute "an express provision to the contrary" within the meaning of Section 223-a of the New York Real Property Law.

                           ARTICLE 40
                   {PRIVATE }GLASS{TC "GLASS"}
                             ------    ----- -

     Section 40.01. Landlord shall replace at the expense of the Tenant any and all broken glass in the skylights, doors and walls in and about the Demised Premises. Landlord may insure and keep insured all plate glass in the skylights, doors and walls in the demised premises for and in the name of Landlord and bills for the premiums therefor shall be rendered by Landlord to Tenant at such times as Landlord may elect, and shall be due from and payable by Tenant when rendered, and the amount thereof shall be deemed to be, and shall be paid as, additional rent.

                           ARTICLE 41
              {PRIVATE }FLOOR LOAD{TC "FLOOR LOAD"}
                        -----------    ---------- -

     Section 41.01. Tenant shall not place a load upon any floor in the Demised Premises heavier than the floor load per square foot which said floor was designed to carry and as permitted by law. Landlord may prescribe the weight and position of heavy equipment of any kind, including business machines and safes, and Tenant shall pay for the cost of any installations necessary to permit the safe installation of such equipment and to reduce vibration, noise and other annoyances. Occupancy of the Demised Premises shall be limited to the number of people per square foot of space permitted pursuant to the Zoning Resolution of the City of New York as well as all other duly enacted laws, ordinances, orders and regulations.

                           ARTICLE 42
  {PRIVATE }SERVICES AND EQUIPMENT{TC "SERVICES AND EQUIPMENT"}
            -----------------------    ---------------------- -

     Section 42.01. Any service which Landlord is required to furnish pursuant to the provisions of this lease may, at Landlord's option, be furnished from time to time in whole or in part by employees of Landlord or by one or more third persons. Upon notice to Tenant, any such third person, and in particular the managing agent of the Building from time to time, shall be deemed to be agent of Landlord within the meaning of Section 14.01 hereof and entitled to be indemnified and saved harmless as if it were Landlord within the meaning of
Section 20.01 hereof.
     Section 42.02. So long as this Lease is in full force and effect Landlord shall, at its cost and expense:
          Provide necessary elevator facilities on Business Days (defined as all days except Saturdays, Sundays and all federal, state or local legal holidays, as well as any other days recognized as holidays under applicable union contracts) during "Regular Hours" (that is between the hours of 8:00 A.M. and 6:00 P.M.) and shall have at least one passenger elevator subject to call at all other times thereby providing access to the Demised Premises, on a 24 hours a day, 7 days a week basis. At Landlord's option, the elevators shall be operated by automatic control or manual control, or by a combination of both of such methods. In connection with Tenant's initial move-in to the demised premises, Tenant shall pay only Landlord's actual costs including standard building service fees for providing freight elevator service after hours.
          Maintain and operate the base building heating system and shall, subject to the design specifications of the heating system and to energy conservation requirements of, and voluntary energy conservation programs sponsored by, governmental authorities, furnish heat (hereinafter called "Heat Service") to the demised premises. Heat service shall be provided, as may be required for comfortable occupancy of the demised premises during regular hours of Business Days during the heating season. If Tenant shall require heat service during hours other than regular hours or on days other than Business Days and Saturdays as provided above (hereinafter called "After Hours"), Landlord shall furnish such After Hours heat service upon advance notice given the day before from Tenant, and Tenant shall pay the building standard charge for the electricity consumed by the HVAC system during After Hours pursuant to
Article 11 hereof.
          Supply base building air conditioning (hereinafter referred to as "A/C service") to the demised premises, subject to the design specifications of the systems and to energy conservation requirements of, and voluntary energy conservation programs sponsored by, governmental authorities, during Regular Hours of Business Days from May 15 to September 15. If Tenant shall require A/C service during After Hours, Landlord shall furnish such After Hours HVAC service upon advance notice the day before from Tenant, and Tenant shall pay the building standard charge for the electricity consumed by the HVAC System during After Hours pursuant to Article 11 hereof. All extra charges shall be separately designated and calculated.
          Provide cleaning and janitorial services on Business Days as set forth on Exhibit 4. Tenant shall pay to Landlord on demand the costs incurred by Landlord for (a) extra cleaning work in the demised premises required because of
(i) misuse or neglect on the part of Tenant or its employees or visitors, (ii) use of portions of the demised premises for preparation, serving or consumption of food or beverages, data processing, or reproducing operations, private lavatories or toilets or other special purposes requiring greater or more difficult cleaning work than office areas, (iii) unusual quantity of interior glass surfaces, (iv) non-building standard materials or finishes installed by Tenant or at its request and (b) removal from the Demised Premises and the Building of so much of any refuse and rubbish of Tenant as shall exceed that ordinarily accumulated daily in the routine of business office occupancy. Landlord, its cleaning contractor and their employees shall have After Hours access to the Demised Premises and the free use of light, power and water in the demised premises as reasonably required for the purpose of cleaning the Demised Premises in accordance with Landlord's obligations hereunder.
          Furnish water for lavatory and drinking and office cleaning purposes. If Tenant requires, uses or consumes water for any other purposes, Tenant agrees to Landlord installing a meter or meters or other means to measure Tenant's water consumption, and Tenant further agrees to reimburse Landlord for the cost of the meter or meters and the installation thereof, and to pay for the maintenance of said meter equipment and/or to pay Landlord's cost of other means of measuring such water consumption by Tenant including standard building service fees. Tenant shall reimburse Landlord for the cost of all water consumed, as measured by said meter or meters or as otherwise measured, including sewer rents.
          Landlord shall maintain and clean all Common Building Facilities; shall be responsible to remove snow and ice from the common building areas and facilities and provide access to the building for the Tenant.
          Landlord shall provide vermin extermination and repair and replacement of any item in the building damaged by vermin.
          Landlord shall maintain a concierge desk with a concierge present at all times during Business Hours.
          (1) Except as otherwise specifically set forth herein, Landlord shall maintain, repair and replace as necessary, keep in good order, safe and clean condition, the plumbing, sprinkling, HVAC, electrical and mechanical lines and equipment associated therewith, elevators and boilers, broken and damaged glass;
(2) utility and trunk lines, tanks and transformers and the interior and exterior structure of the building, including the roof, exterior walls, bearing walls, support beams, floor slabs, foundations support columns and window frames; (3) common building facilities located within or outside the building including, the common entrances, corridors, interior and exterior doors and windows, stairways, lavatory facilities and access ways therefore.
     Section 42.03. Any use of the Demised Premises, or any part thereof, or rearrangement of partitioning in a manner that interferes with normal operation of the heat and air-conditioning systems (hereinafter called the systems) servicing the same, may require changes in such systems. Such changes, so occasioned, shall be made by Tenant, at its expense, subject to Landlord's prior written approval of such changes, which approval shall not be unreasonably withheld. Tenant shall not make any change, alteration, addition or substitution to the air-conditioning system without Landlord's prior written approval.
     Section 42.04. Landlord reserves the right without any liability whatsoever; or abatement of fixed annual rent, or additional rent, to stop the heating, air-conditioning, elevator, plumbing, electric and other systems when necessary by reason of accident or emergency or for repairs, alterations, replacements or improvements. If possible, Tenant shall receive reasonable advance notice.
     Section 42.05. Landlord may fix in its reasonable discretion, at any time and from time to time, the hours during which, and the regulations under which, foods and beverages may be brought into the Building by persons other than the regular employees of Tenant.
     Section 42.06. If the Tenant elects to hire maintenance contractors for its own use, then Tenant agrees to employ such office maintenance contractors as Landlord may from time to time designate, for all waxing, polishing, lamp replacement, cleaning and maintenance work in the demised premises, provided that the quality thereof and the charges therefor are reasonably comparable to that of other contractors. Tenant shall not employ any other contractor without Landlord's prior written consent. Nothing herein is intended to reduce the cleaning and maintenance services to be provided by Landlord.
     Section 42.07. (a) Tenant, at its sole cost and expense, shall comply with all Legal Requirements pertaining to the collection, sorting, separation, and recycling of waste products, garbage, refuse, and trash. Tenant shall sort and separate such waste products, garbage, refuse, and trash to such categories as provided by applicable legal and building standard requirements. Each separately sorted category of waste products, garbage, refuse, and trash shall be placed in separate receptacles approved by Landlord and shall be removed from the Demised Space by Landlord as part of its services to be provided hereunder; except that any medical or hazardous waste, if any, shall remain the responsibility of the Tenant to remove from the Building, unless some exist due to the acts or omissions of the Landlord.
     (b) Landlord reserves the right to refuse to collect or accept from Tenant any waste products, garbage, refuse, or trash that is not separated and sorted as required by applicable legal requirements and building standards and to require Tenant to arrange for the collection thereof, at Tenant's sole cost and expense, utilizing a contractor satisfactory to Landlord. Tenant shall pay all costs, expenses, fines, penalties, or damages that may be imposed on Landlord or Tenant by reason of Tenant's failure to comply with the provisions of this
Article 42.07.
     Section 42.08. Landlord will not be required to furnish any other services, except as otherwise provided in this Lease.

                           ARTICLE 43
         {PRIVATE }UNTENANTABILITY{TC "UNTENANTABILITY"}
                   ----------------    --------------- -

     Section 43.01. Anything to the contrary contained herein notwithstanding, if the Demised Premises are rendered untenantable by any event, except one due to the actions of the Tenant, its employees or invitees, Tenant shall have the right to terminate this lease, pursuant to the terms of this Article. The term untenantable is intended to mean that Tenant cannot for more than thirty (30) consecutive days conduct its business in the Demised Premises. If Landlord and Tenant shall disagree as to whether or not Tenant can conduct its business in the Demised Premises, Tenant's right to terminate shall accrue only after the matter shall have been submitted to arbitration and the arbitrator has determined that the event or condition has in fact objectively and substantially interfered with Tenant's conduct of its operations in the Demised Premises and in the event of such a determination favorable to Tenant, Tenant's right to terminate shall relate back to, and be effective as of, the date on which Tenant has given Landlord notice of its exercise of such right to terminate.

                           ARTICLE 44
                  {PRIVATE }MOVING{TC "MOVING"}
                            -------    ------ -

     Section 44.01. Tenant shall notify Landlord of the date Tenant intends to move into, or out of, the Demised Premises, by a writing received by Landlord at least forty-eight (48) hours prior to such date.
     Section 44.02. Moving into or out of the Demised Premises shall be under and pursuant to the reasonable and direct supervision of the Landlord, which shall designate the reasonable and permissible times for same, including the permissible use of elevators and hand trucks and dollies.
     Section 44.03. Moving into or out of the Demised Premises shall be at Tenant's sole cost and expense. Tenant agrees to use reasonable care required to preserve and maintain all parts of the Demised Premises and the Building, including elevators, if any, and to avoid interference with the use and enjoyment of same by other Tenants of the Building. Tenant agrees to indemnify, defend and hold harmless Landlord for any damage or destruction of the Building or injury to persons resulting from Tenant moving into or out of the Demised Premises; including any action or proceeding by any party claiming to have been injured personally or otherwise as a result of Tenants conduct, whether or not such action or proceeding is meritorious. This obligation shall come into effect regardless of whether the conduct or act giving rise to the damage or injury shall have been performed by the Tenant itself or by an agent, hired laborer or independent contractor of Tenant.
                           ARTICLE 45
       {PRIVATE }TENANT RELOCATION{TC "TENANT RELOCATION"}
                 ------------------    ----------------- -

     Section 45.01.  Intentionally Omitted.

                           ARTICLE 46
      {PRIVATE }NEGATIVE COVENANTS{TC "NEGATIVE COVENANTS"}
                -------------------    ------------------ -

     Section 46.01. Tenant will not disfigure or deface any part of the building, or suffer the same to be done, except so far as may be necessary to affix such trade fixtures as are herein consented to by Landlord; Tenant will not obstruct, or permit the obstruction of the street or the sidewalk adjacent thereto; will not permit the accumulation of waste or refuse matter. Tenant will not obstruct or permit the obstruction of the light, halls, stairway or entrances to the building, and will not erect or inscribe any sign, signals or advertisements unless and until the style and location thereof have been approved by Landlord; and if any be erected or inscribed without such approval, Landlord may remove the same at the sole cost and expense of Tenant. No water cooler, air conditioning unit or system or other apparatus shall be installed or used without the prior written consent of Landlord.

                           ARTICLE 47
         {PRIVATE }WINDOW CLEANING{TC "WINDOW CLEANING"}
                   ----------------    --------------- -

     Section 47.01. Tenant agrees that it will not require, permit, suffer, nor allow the cleaning of any window, or windows, in the Demised Premises from the outside (within the meaning of Section 202 of the Labor Law) unless the equipment and safety devices required by law, ordinance, regulation or rule, including, without limitation, Section 202 of the New York Labor Law, are provided and used, and unless the rules, or any supplemental rules of the Industrial Board of the State of New York are fully complied with; and Tenant hereby agrees to indemnify the Landlord, Owner, Agent, Manager and/or Superintendent, as a result of Tenant's requiring, permitting, suffering, or allowing any window, or windows in the Demised Premises to be cleaned from the outside in violation of the requirements of the aforesaid laws, ordinances, regulations and/or rules.

                           ARTICLE 48
         {PRIVATE }LANDLORD'S WORK{TC "LANDLORD'S WORK"}
                   ----------------    --------------- -

          Tenant, at Tenant's expense, shall prepare a final plan or final set of plans and specifications (which said final plan or final set of plans, as the case may be, and specifications are hereinafter called the "Plans") which shall contain complete information (including engineering required) and dimensions necessary and sufficient for the construction and finishing of the Demised Premises by Tenant. The Plans shall be submitted by Tenant to Landlord upon execution and delivery of this lease. Any revisions to the Plans required by Landlord shall be performed by Tenant within three (3) business days after demand by Landlord.
     In accordance with Plans, Landlord, at Landlord's expense, subject to the Cap (as hereinafter defined in Paragraph I of this Article) and except as otherwise expressly specified in this lease, will cause its designated contractor to make and complete in and to the Demised Premises the work and installations (hereinafter called "Landlord's Work") specified in Exhibit III annexed hereto (which unless otherwise specifically provided herein, shall include such removal as may be required of existing installations, shall be of a material, design, capacity, quality, finish and color of the standard adopted by Landlord for the building and, where quantities are hereinafter specified, such quantities shall include any existing installations to the extent usable and used in the performance of Landlord's Work). If Tenant shall not utilize the services of Landlord's designated architect in connection with the preparation of the Plans, Landlord may, to the extent reasonably necessary, submit the Plans (and any revisions thereof) to Landlord's designated architect or engineer for review and Tenant shall pay to Landlord, upon demand as additional rent hereunder, the reasonable fees charged by said architect and engineer for such review.
     Notwithstanding any provision of this lease to the contrary, any requests for revisions to the Plans or other notices to be given to Tenant by Landlord pursuant to this Article may be given to Tenant's designated representative, Bruce A. Cole, Esq., either (i) delivered personally or (ii) sent by certified mail, return receipt requested, or overnight courier, with receipt acknowledged, to: Tenant, 9665 Wilshire Boulevard, 3rd Floor, Beverly Hills, California 90212, with a copy to W. Christian Drewes, Esq., Kelley Drye & Warren, 101 Park Avenue, New York, New York 10178.
          The term "Work Cost" as used in this Article shall mean the actual cost (including the cost of applicable insurance premiums and the cost of engineering if any) to Landlord of furnishing and installing such part of Landlord's Work.
          In all instances where Tenant is required to supply information or authorizations with regard to Landlord's Work, Tenant shall supply the same within three (3) business days after written request therefor by Landlord.
          Except as provided in this Article, Landlord shall not be required to spend any money or to do any work to prepare the Demised Premises for Tenant's occupancy. The specification of Landlord's Work represents the limit of Landlord's responsibilities in connection with the preparation of the Demised Premises and except as so provided, Tenant shall take the Demised Premises "AS-IS". Any other improvements, alterations or additions shall be performed by Tenant, but subject to all of the terms, conditions and covenants of this lease.
          Landlord has made and makes no representation of the date on which it will substantially complete Landlord's Work and, Landlord shall be under no penalty or liability to Tenant whatsoever by reason of any delay in such performance and this lease shall not be affected thereby. In the event Landlord's Work shall not have been substantially completed as of the stated Commencement Date of this lease, then the term of this lease shall commence on the date which is three (3) business days after Landlord shall have given Tenant written notice of the substantial completion of Landlord's Work. If Tenant shall dispute whether Landlord's Work has been substantially completed, then, pending the resolution of such dispute, Commencement Date shall nevertheless be deemed to have occurred three (3) business days after Landlord's notice of substantial completion of Landlord's Work and Tenant shall be obligated to pay fixed rent and additional rent as and when provided in this lease.
          Tenant shall be permitted to enter into the Demised Premises for installation of its machinery, equipment and fixtures and performance of its work, all as permitted by this lease prior to the Commencement Date at its sole risk, provided that such entry and work do not interfere in any way with Landlord's performance of the Landlord's Work. At any time during such period of prior entry, if Landlord notifies Tenant that Tenant's entry or work is interfering with or delaying Landlord's performance of Landlord's Work, Tenant shall forthwith discontinue any further work and shall remove from the Demised Premises, and shall cause its workmen or contractors to remove therefrom, any equipment, materials or installations which are the subject of Landlord's notice.
          All work performed by Landlord, shall, upon installation, become Landlord's property and shall be surrendered at the expiration or sooner termination of the term of this lease, in good condition, reasonable wear and tear excepted.
          1. For the purposes of this Article, Landlord's Work shall be deemed to be substantially completed when all major construction is completed, (or when all major construction would have been completed but for delays caused by Tenant as provided in Paragraph H or otherwise) although (i) minor items of construction or improvements which do not unreasonably interfere with Tenant's ability to carry on its business in the Demised Premises and/or (ii) any Additional Work is not completed. Tenant shall within forty-five (45) days after the Commencement Date of this lease submit to Landlord a "punch-list" of such minor unfinished work which punch-list items, after approval by Landlord, will be diligently completed. Tenant shall periodically inspect Landlord's Work and make any objections thereto, if called for, without delay, so as to mitigate changes, delays and costs.
          2. Tenant specifically acknowledges and agrees that the Work Cost will increase and there will be delay in completion of Landlord's Work by reason of
(i) Tenant's failure or unreasonable delay to consult with Landlord to enable Landlord to prepare plans or specifications; (ii) unreasonable delay or failure by Tenant in supplying information, approving estimates or giving authorization;
(iii) Tenant's making changes or additions in the plans or specifications or materials originally requested; (iv) interference by Tenant or Tenant's contractors with the performance of Landlord's Work; (v) delay or failure of any special or additional new materials selected by Tenant; (vi) Additional Work (without regard to any time periods granted to Tenant hereunder for the approval of estimates and/or revisions of the Workletter); (vii) any resubmissions or revisions of the Plans (without regard to any time periods granted to Tenant hereunder for making such resubmissions or revisions); or (viii) work, materials, components and other items specified by Tenant which are not building standard, and/or are not readily available to Landlord or Landlords' designated contractor, or require special manufacturing, fabrication or installation, or require additional time to obtain or install thereby delaying the date that Landlord's Work would otherwise be substantially completed, including but not limited to, special wallcoverings, light fixtures, entrance doors, woodwork, glass, stairways, door hardware, floor coverings and security and communications devices. Landlord shall not be responsible for any of the delays set forth in this Article, and, at Landlord's option, the term of this lease shall commence three (3) business days after the date on which Landlord's Work would have been substantially completed if not for the occurrence of any such delays. In addition, Tenant shall reimburse Landlord, as additional rent, for any and all losses, costs and damages suffered by Landlord caused by any such delays.
          Notwithstanding anything contained to the contrary in this lease, the total cost (hard and soft) of Landlord's Work which Landlord shall provide Tenant without charge and for standard building installations performed prior to the Commencement Date shall be TWO HUNDRED ELEVEN THOUSAND SEVEN HUNDRED FIFTY DOLLARS ($211,750.00) (the "Cap"). If the Work Cost shall exceed the Cap, Tenant may accept Landlord's estimate of such excess cost only by countersigning and delivering same to Landlord, together with a sum equal to twenty percent (20%) thereof, within three (3) days after Landlord's estimate is received by Tenant. Additional periodic payments shall be made by Tenant to Landlord from time to time as the Landlord's Work progresses. These periodic payments shall be deemed Additional Rent. In no event shall the balance be paid later than the completing of Landlord's Work.
          In the event Landlord has agreed to perform any work over and above Landlord's Work (the "Additional Work") then, prior to commencing such Additional Work, Landlord or Landlord's contractor shall advise Tenant (the "Estimate") of the net increase, if any, in the Work Cost by reason of the performance of such Additional Work. Landlord will not unreasonably withhold its consent to any Additional Work which does not change the scope of Landlord's Work as shown on the Plans and will not delay the performance of Landlord's Work. Within three (3) days after Landlord's submission of the Estimate, Tenant shall, in writing, either accept or reject the Estimate. Tenant's failure either to accept or reject the Estimate within said three (3) day period shall be deemed rejection thereof. Tenant may only accept the Estimate by countersigning a copy thereof and returning same to Landlord together with a sum equal to twenty (20%) percent of the Estimate. Thereafter, Tenant shall pay to Landlord, as additional rent, the balance of the cost of the Additional Work at such time or times as agreed to, but in no event shall the balance be paid later than the completion of the Additional Work, upon rendition of a reasonably detailed invoice therefor.
          If Tenant shall fail to make timely payment of any sums payable to Landlord pursuant to this Article, then, in addition to all other rights and remedies afforded Landlord in the event of such non-payment, Landlord may, without notice to Tenant, discontinue the performance of Landlord's Work and/or Additional Work (or any items thereof) until such time as Tenant makes payment to Landlord of all such past due sums and provides Landlord with adequate assurance of the timely payment of all additional sums which may or shall be payable by Tenant pursuant to this Article. Any delay resulting from the discontinuance of Landlord's Work and/or Additional Work pursuant to this Paragraph shall be deemed a delay caused by Tenant.

                           ARTICLE 49
            {PRIVATE }HOLDING OVER{TC "HOLDING OVER"}
            --------------------------------------- -

     Section 49.01. In the event Tenant remains in possession of the Demised Premises after the termination of this Lease, either at the stated termination or otherwise, (i) Landlord shall be entitled to all of the right and remedies which are available to a Landlord against a Tenant holding over after expiration of a term and to such other rights and remedies as may be provided for in this lease, at law and/or in equity and (ii) Tenant, at the option of Landlord, shall be deemed to be occupying the Demised Premises as a tenant from month-to-month, at a monthly rental equal to two (2) times the rent and additional rent payable during the last month of the Demised Term, subject to all of the other terms of this Lease insofar as the same are or may be applicable to a month-to-month tenancy. Such monthly rental shall be pro rated on a per diem basis if Tenant occupies the Demised Premises as a tenant from month-to-month for a portion of a month. Furthermore, Tenant hereby indemnifies Landlord against any and all liability resulting from delay by Tenant in so in surrendering the Demised Premise including, but not limited to, any claims made by any succeeding tenant or prospective tenant founded upon such delay and agrees to be liable to Landlord for (i) any payment or rent concession which Landlord may be required to make to any tenant not to terminate its lease by reason of the holding over by Tenant (ii) the loss of the benefit of the bargain if any such tenant shall terminate its lease by reason of the holding over by tenant. Tenant's obligations under this article shall survive the expiration or termination of this Lease.

                           ARTICLE 50
    {PRIVATE }RIGHT OF FIRST OFFER{TC "RIGHT OF FIRST OFFER"}
              ---------------------    -------------------- -

     Section 50.01. Provided Tenant is, and has been throughout the term of this Lease, fully compliant with all of the terms, conditions and provisions herein imposed on Tenant, then Tenant shall have the right to offer to lease the balance of the 19th floor which are not part of the Demised Premises, as such space becomes available. Landlord shall notify Tenant of the availability of such space and Tenant may make an offer to lease same within ten (10) days of receipt of Landlord's notice of availability. Failure to respond in writing within such ten (10) day period shall be deemed a waiver of any and all rights pursuant to this article.
     IN WITNESS WHEREOF, Landlord and Tenant have respectively signed (and, if either party is a corporation, has sealed) this Lease as of the day, month and year set forth on the first page hereof.

Witness for Landlord               BANK OF COMMUNICATIONS



                              By:

Witness for Tenant            JB OXFORD & COMPANY


                              By:


                          SCHEDULE "A"
                          ------------


                BANK OF COMMUNICATIONS, LANDLORD
                   JB OXFORD & COMPANY, TENANT

                    {PRIVATE }RENT{TC "RENT"}
                              -----    ---- -

     For the period from the Commencement Date to the sixth (6th) anniversary of the Commencement Date, the annual base rental payable by Tenant is ONE HUNDRED SIXTY THREE THOUSAND DOLLARS ($163,000) per annum, payable in equal monthly installments of THIRTEEN THOUSAND SIX HUNDRED TWELVE DOLLARS AND FIFTY-CENTS ($13,612.50) per month on the first day of each month.
     From the day following the sixth (6th) anniversary of the Commencement Date through and including the Expiration Date, the annual base rental payable by Tenant is ONE HUNDRED SEVENTY-FIVE THOUSAND FOUR HUNDRED FIFTY DOLLARS ($175,450) per annum, payable in equal monthly installments of FOURTEEN THOUSAND SIX HUNDRED TWENTY DOLLARS AND EIGHTY-FOUR CENTS ($14,620.84) per month on the first day of each month.
     Provided Tenant is not in default under any material term of this lease, Tenant shall receive a credit against the Annual Base Rental otherwise payable under this lease in the sum of $13,612.50 per month for the period beginning on the Commencement Date and continuing for eleven (11) consecutive months thereafter, provided Tenant remains fully compliant with all of the material terms and provisions set forth herein.

                           EXHIBIT II
   {PRIVATE }RULES AND REGULATIONS{TC "RULES AND REGULATIONS"}
             ----------------------    --------------------- -

     1. The rights of tenants in the entrances, corridors, and elevators of the Building are limited to ingress to and egress from the tenants' premises for the tenants and their employees, licensees and invitees, and no tenant shall use, or permit the use of, the entrances, corridors, or elevators for any other purpose. No tenant shall invite to the tenant's premises, or permit the visit of, persons in such numbers or under such conditions as to interfere with the use and enjoyment of any of the plazas, entrances, corridors, elevators and other facilities of the Building by other tenants. Fire exits and stairways are for emergency use only, and they shall not be used for any other purposes by the tenants, their employees, licensees or invitees. No tenant shall encumber or obstruct, or permit the encumbrances or obstruction of any of the sidewalks, plazas, entrances, corridors, elevators, fire exits or stairways of the Building. The Landlord reserves the right to control, supervise and/or operate the public portions of the Building and the public facilities, as well as facilities, furnished for the common use of the tenants, including elevators, in such manner as it deems best for the benefit of the tenants generally.
     2. The cost of repairing any damage to the public portions of the Building or the public facilities or to any facilities used in common with other tenants, caused by a tenant or the employees, licensees or invitees of the tenant, shall be paid by such tenant.
     3. Landlord may refuse admission to the Building outside of ordinary business hours to any person not known to the watchman in charge, if any, or not having a pass issued by the Landlord or not properly identified, and may require all persons admitted to or leaving the Building outside of ordinary business hours to register. Tenant's employees, agents and visitors shall be permitted to enter and leave the Building whenever appropriate arrangements have been previously made between the Landlord and the Tenant with respect thereto. Each Tenant shall be responsible for all persons for whom he requests such permission and shall be liable to the Landlord for all acts of such persons. Any persons whose presence in the Building at any time shall, in the judgment of the Landlord, be prejudicial to the safety, character, reputation and interests of the Building or its tenants may be denied access to the Building or may be rejected therefrom. In case of invasion, riot, public excitement or other commotion the Landlord may prevent all access to the Building during the continuance of the same, by closing the doors or otherwise, for the safety of the tenants and protection of property in the Building. The Landlord may require any person leaving the Building with any package or other object to exhibit a pass from the tenant from whose premises the package or object is being removed, but the establishment and enforcement of such requirement shall not impose any responsibility on the Landlord for the protection of any tenant against the removal of property from the premises of the tenant. The Landlord shall, in no way, be liable to any tenant for damages or loss arising from the admission, exclusion or ejection of any person to or from the tenant's premises or the Building under the provisions of this rule.
     4. No tenant shall obtain or accept for use in its premises ice, drinking water, food and beverage, (other than an employee's repast), towel, barbering, boot blacking, floor polishing, lighting, maintenance, cleaning or other similar services from any persons not authorized by the Landlord in writing to furnish such services, provided always that the charges for such services by persons authorized by the Landlord are not excessive. Such services shall be furnished only at such hours, in such places within the tenant's premises and under such regulations as may be fixed by the Landlord.
     5. No signs, awnings or other projections on, over or around the windows shall be installed by any tenant, and only such signage as is permitted in writing by the Landlord, shall be used in a tenant's premises.
     6. There shall not be used in any space, or in the public halls of the Building, either by the Tenant or by jobbers or others, in the delivery or receipt of merchandise, any hand trucks or dollies except those approved or supplied by the Landlord.
     7. All entrance doors in each tenant's premises shall be left locked when the tenant's premises are not in use. Entrance doors shall not be left open at any time. All windows in each tenant's premises shall be kept closed at all times when the premises are not in use.
     8. No noise, including the playing of any musical instruments, radio or television, which, in the judgment of the Landlord, might disturb other tenants in the Building shall be made or permitted by any tenant, and no cooking shall be done in the Tenant's premises, except as expressly approved by the Landlord. Nothing shall be done or permitted in any tenant's premises, and nothing shall be brought into or kept in any tenant's premises, which would impair or interfere with any of the Building services or the proper and economic heating, cleaning or other servicing of the Building or the premises, or the use or enjoyment by any other tenant of any other premises, nor shall there be installed by any tenant any ventilating air conditioning, electrical or other equipment of any kind which, in the judgment of the Landlord, might cause any such impairment or interference. No dangerous, inflammable, combustible or explosive object or material shall be brought into the Building by any tenant or with the permission of any tenant.
     9. Tenant shall not permit any cooking by microwave appliance or otherwise within the Demised Premises.
     10. No acids, vapors or other materials shall be discharged or permitted to be discharged into the waste lines, vents or flues of the Building which may damage them. The water and wash closets and other plumbing fixtures in or serving any tenant's premises shall not be used for any purpose other than the purpose for which they were designed or constructed.
     11. No signs, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by any tenant on any part of the outside or inside the premises, including windows, or the Building without the prior written consent of Landlord. In the event of the violation of the foregoing by any tenant, Landlord may remove the same without any liability, and may charge the expense incurred by such removal to the tenant or tenants violating this rule. Interior signs and lettering on doors and elevators as and if permitted by Landlord shall be inscribed, painted, or affixed for each tenant by Landlord at the expense of such tenant, and shall be of a size, color and style prescribed by Landlord. Landlord shall have the right to prohibit any advertising by any tenant which impairs the reputation of the Building or its desirability as a building for professional offices, and upon written notice from Landlord, Tenant shall refrain from or discontinue such advertising.
     12. No additional locks or bolts of any kind shall be placed upon any of the doors or windows in any tenant's premises and no lock on any door therein shall be changed or altered in any respect. Duplicate keys for a tenant's premises shall be procured only from the Landlord, which may impose a reasonable charge therefor. Upon the termination of a tenant's lease, all keys to the tenant's premises shall be delivered to the Landlord.
     13. No tenant shall mark, paint, nail, tack or drill into, or in any other way deface any part of the Building or the premises demised to such tenant. No boring, cutting or stringing of wire shall be permitted, except with the prior written consent of Landlord, and as Landlord may direct. No tenant shall install any resilient tile or similar floor covering in the premises demised to such tenant except in a manner approved by Landlord.
     14. Smoking and the carrying of lighted cigars, cigarettes and pipes is specifically prohibited in all elevators of the building at all times.
     15. The tenants' employees shall not loiter around the hallways, stairways, elevators, front, roof or any other part of the building used in common by the occupants thereof.
     16. Tenant shall not allow any accumulation of refuse or debris of any kind to remain in or about the Premises or the Building.

                           EXHIBIT III
PLANS AND SPECIFICATIONS
------------------------

                        [TO BE INSERTED]

                           EXHIBIT IV
CLEANING AND JANITORIAL SERVICES{TC "CLEANING AND JANITORIAL SERVICES"}
---------------------------------    -------------------------------- -

     The Landlord shall provide the following night services excluding strikes or union and/or building holidays on a five day weekly schedule:

CLEANING AND JANITOR SERVICE
General Cleaning - Daily
Empty and clean all waste receptacles. Remove waste to a designated central location for disposal. Dust interiors and exteriors of waste and disposal cans or baskets.
Empty and clean all ash trays and receptacles.
Hand dust and clean all office furniture, fixtures and window sills. If textolite or similar desk tops are used, they are to be wiped with a damp cloth. Dust all moldings, door louvers, ventilating louvers within reach, ledges, radiators, chair rails, baseboards and trim, damp dusting where necessary. Unwaxed flooring used as corridors adjacent to the core shall be cleaned and mopped.
On completion of work all slop sinks are to be thoroughly cleaned and cleaning equipment stored neatly in designated locations.
Move and dust under all desk equipment, ash trays, telephones, and other similar equipment, replacing and dusting said equipment.
Floors
Group A -- ceramic tile, marble, terrazzo.
Group B -- Linolite, asphalt, koroseal, plastic vinyl, rubber of other
composition floor and            base.
Group C -- carpet.
Nightly
All floors to be swept. All floors in Group A to be swept, wet mopped with a detergent and rinsed.
All floors in Group B to be dry mopped.
Vacuum carpets in passenger elevators. Clean and vacuum all elevator saddles and tracks on all floors.
Remove gum and foreign matter from all floors as necessary.
Weekly
All unwaxed floors and base to be wet mopped and rinsed. They are to be scrubbed when necessary.
Dust and wipe clean all furniture, fixtures, shelving, desk equipment, telephones, cabinets, window sills, door casings, blackboards and clean all glass tables and desk tops with impregnated cloths as needed.
Vacuum carpets upholstered furniture and drapes, as necessary.
Dust and clean all chair rails, panelling, trim, door and other architectural louvres, lattices and ornamental work, grilles, pictures, vinyl or fabric of chairs and settees, ventilating louvres, charts, baseboard, spot clean doors, walls and woodwork, as well as exterior of directory board glass and display cases. Wash as needed.
Vacuum and wash ceilings, if washable, as necessary to remove all dust around and on grilles.
Wash window sills and remove all ink stains and smudges, as necessary.
Keep locker and slop sink rooms in clean and orderly condition.
Mop up and wash floors for spills, smears and foot tracks throughout, including tenant's space, as needed and wash floor in general, as required.
Dust and wash all closet and coat room shelving, coat racks and flooring. Nightly cleaning operations will be scheduled to commence after 5:30 p.m. insofar as practical and possible.
Lavatories and Rest Rooms on Multi-Tenanted Floors.
Sweep, scrub and/or wash and dry all flooring with approved germicidal detergent solution using spray tank method, to remove all spills, smears, scuff marks and foot tracks throughout.
Wash and polish all mirrors, powder shelves, bright work, enamel surfaces, including flushometers, piping, toilet seat hinges, and all metal.
Contractor shall use only non-abrasive material to avoid damage and deterioration to chrome fixtures.
Scour, wash and disinfect all basins, bowls, and urinals with approved germicidal detergent solution, including tile walls near urinals.
Wash both sides of all toilet seats with approved germicidal detergent solution. Disinfect and damp wipe all partitions, enamel surfaces, tile walls, dispensers, doors and receptacles.
Scour, wash and disinfect all private basins in all tenant premises throughout the building.
Empty and clean paper towel and sanitary disposal receptacles.
Remove wastepaper and refuse, including soiled sanitary napkins, to a designated area in the premises and dispose at contractor's expense. All wastepaper receptacles to be thoroughly cleaned and washed.
Fill and maintain mechanical operation of all toilet tissue holders, soap dispensers, towel dispensers and sanitary napkin vending dispensers. Materials as approved by the principal, to be furnished by contractor. The filling of such receptacles to be in such quantity as to last the entire business day wherever possible and refilled daily as set forth in other parts of this specification.
Mop, rinse and dry ceramic tile floors.
Remove stains as necessary and clean underside of rims of urinals and bowls. Wash down ceilings (including washable acoustical tile) and walls in washrooms and stalls from ceiling to floor as often as necessary, but at least once every thirty (30) days. Scrub floors as needed, but not less than once a week.
It is the intention to keep lavatories thoroughly clean and not to use a disinfectant to mask odors. If disinfectants are necessary, an odorless disinfectant shall be used.
Periodic cleaning (As required, but at least no less than monthly)
Lavatories and Rest Rooms
Machine scrub floor as necessary, with approved germicidal detergent solution. If applicable, strip and wax all resilient tile floors in toilet power rooms or shampoo, if carpeted, as needed but not less than once every month, using proper disinfectant.
Wash all lighting fixtures as necessary.
Do all high dusting approximately once a month.
Wash all painted wall surfacing as needed, but not less than once every month. Clean and disinfect all equipment drains. No acids permitted unless instructed by principal.
Wash all ceilings including washable acoustical tile, as necessary.
Vacuum ceilings as needed.
Clean urinals and bowls with scale-solvent as needed, but not less than once a week.
High Dusting - Office Areas
Do all high dusting every three months, unless otherwise specified, including the following:
Vacuum and dust all vertical surfaces such as walls, partitions, doors, bucks and ventilating louvres, grilles, high moldings, and other surfaces not reached in nightly cleaning. Dust all window frames.
Dust all lighting fixtures.
Wash all furniture glass as needed.
Vacuum and dust ceiling tiles around ventilators.




                                   SIGNATURES



Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB OXFORD HOLDINGS, INC. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB OXFORD HOLDINGS, INC.

By:  Stephen Rubenstein
     ------------------
     Chief Executive Officer