Form 10-Q/A
period 1995-03-31
JB OXFORD HOLDINGS INC
filed 1995-08-15
CIK 816330

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

NOTE 5.   NOTE PAYABLE

     JB Oxford & Company ("JBOC") maintains firm and customer financing arrangements with an aggregate borrowing limit of $22,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime and are fully collateralized by marketable securities.
     At March 31, 1995 and December 31, 1994 notes payable consist of the following:
                                            Maximum      Average     Weighted
                                 Weighted    amount       amount      average
                                 average   outstanding  outstanding  interest
                     Balance at  interest  during the   during the     rate
                       end of      rate      period       period      during
                       period                                          the
                                                                      period
                      -----------  -------  -----------  -----------  --------
March 31, 1995 (Unaudited)
--------------------------
Collateralized by:
 Customer securities   $    5,716     8.0%   $5,932,000   $7,183,000     8.0%
 Firm securities              --      8.6%      225,000      137,000     8.6%
 Other                    400,559     9.5%      781,000      616,000     9.5%
                      -----------
                       $  406,275
                      ===========
December 31, 1994
-----------------
Collateralized
 by:
 Customer securities   $12,480,662    7.8%   $12,481,000  $6,331,000     6.5%
 Firm securities           986,054    8.5%     2,030,000   1,471,000     7.1%
 Other                     451,086    9.5%       781,000     616,000     9.5%
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

Comparison of Operations
------------------------

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


Recent Expansions and Developments
----------------------------------

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