Form 10-Q/A
period 1995-06-30
JB OXFORD HOLDINGS INC
filed 1995-08-15
CIK 816330

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
                                         ================ ===============

          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          June 30, 1995     December 31,
                                           (Unaudited)          1994
                                         --------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
 LIABILITIES:
  Payable to broker/dealers and clearing $   30,272,085   $   10,926,802
   organizations
  Payable to customers                      125,115,165       55,030,181
  Securities sold not yet purchased - at      2,863,080          160,760
   market value
  Accounts payable and accrued                4,755,360        4,006,078
   liabilities
  Income taxes payable                          168,000              --
  Notes payable                                 295,014       13,917,802
  Loans from stockholders                     5,083,405        4,090,905
  Loans subordinated to the claims of         2,000,000              --
   general creditors
                                         --------------  ---------------
 TOTAL LIABILITIES                          170,552,109       88,132,528
                                         --------------  ---------------
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

          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                         For The Six Months Ended June 30
                                               1995             1994
                                          --------------  ---------------
Increase (decrease) in cash and cash
equivalents:
Cash flows from operating activities:
 Net income (loss)                        $      851,411    $  (1,441,856)
 Adjustments to reconcile net income
  (loss) to cash provided by operating
  activities:
 Depreciation and amortization                   203,382          198,599
 Deferred rent                                    17,849          220,852
 Provision for bad debts                          86,722          162,499
 Gain recognized in the sale of                      --           (46,903)
 subsidiary
 Changes in assets and liabilities:
  Cash segregated under federal and           (5,935,725)      (3,847,654)
    other regulations
  Receivable from broker/dealers and           1,742,231       (9,381,163)
    clearing organizations
  Receivable from customers                  (65,799,192)     (12,006,689)
  Other receivables                           (2,123,532)      (1,107,521)
  Securities owned                            (1,444,517)      (2,751,489)
  Other assets                                    58,036           30,517
  Payable to broker/dealers and clearing      19,345,283        3,853,667
    organizations
  Payable to customers                        70,084,984       28,450,817
  Securities sold not yet purchased            2,702,320        1,495,024
  Accounts payable and accrued                   731,435         (984,262)
    liabilities
  Income taxes payable/receivable                568,000         (484,593)
                                          --------------  ---------------
Net cash provided by operating activities     21,088,688        2,359,845
                                          --------------  ---------------
Cash flows from investing activities:
 Capital expenditures                           (147,246)        (270,416)
 Sale of subsidiary                                  --            32,465
                                          --------------  ---------------
Net cash used in investing activities           (147,246)        (237,951)
                                          --------------  ---------------
Cash flows from financing activities:
 Payments and current maturities on notes       (103,836)         (93,327)
  payable
 Short term borrowing                        (13,518,953)      (1,276,469)
 Subordinated loans                            2,000,000              --
 Loans from stockholders                       2,992,500          (25,000)
 Exercise of warrants                          1,944,444              --
                                          --------------  ---------------
Net cash used in financing activities         (6,685,845)      (1,394,796)
                                          --------------  ---------------
Net increase in cash and cash equivalents     14,255,597          727,098
Cash and cash equivalents at beginning of
period                                           156,984          613,062
                                          --------------  ---------------
Cash and cash equivalents at end of
period                                    $   14,412,581   $    1,340,160
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