Form 10-Q/A
period 1995-09-30
JB OXFORD HOLDINGS INC
filed 1995-11-14
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended SEPTEMBER 30, 1995
                                   OR
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                to
                                   --------------    ---------------
                     Commission File Number 0-16240
                        JB OXFORD HOLDINGS, INC.
 ------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

 UTAH                                        95-4099866
 (State of incorporation or organization)    (I.R.S. Employer ID No.)
 9665 Wilshire Blvd., Suite 300;  Beverly    90212
 Hills, California
 (Address of principal executive offices)    (Zip Code)
 Registrant's telephone number, including    (310) 777-8888
 area code

 Securities registered pursuant to Section   None
 12(b) of the Act:
 Securities registered pursuant to Section   Common stock, $0.01 par
 12(g) of the Act:                           value 8,655,272 shares
                                             outstanding at November 3,
                                             1995
 Name of each exchange on which registered   NASDAQ

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----

   The aggregate market value of the voting stock held by non-affiliates of the registrant at November 3, 1995 was approximately $23,554,021, such amount computed as the average bid and asked prices of stock as of November 3, 1995.


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          September 30,     December 31,
                                               1995             1994
                                           (Unaudited)
ASSETS:                                  --------------   --------------
Cash and cash equivalents                $    1,449,171   $      156,984
Cash and cash equivalents segregated
 under federal and other regulations             34,968        9,669,533
Receivable from broker/dealers and
 clearing organizations
 (Net of allowance for doubtful accounts
 of $2,103,802 and $2,103,802)               16,038,794       16,492,065
Receivable from customers
 (Net of allowance for doubtful accounts
 of $4,097,694 and $4,119,204)              195,765,248       54,685,994
Other receivables
 (Net of allowance for doubtful accounts
 of $1,979,793 and $1,815,014)                1,510,357          636,730
Securities owned - at market value            4,372,568        1,467,545
Furniture, equipment and leasehold
 improvements (At cost - less accumulated
 depreciation of $1,792,882 and
 $1,472,158)                                  1,666,806        1,381,386
Income taxes refundable                              --          359,000
Deferred income taxes
 (Net of valuation allowance of
 $1,615,618 and $1,615,618)                   1,374,652        1,774,652
Other assets                                    814,972          909,557
                                         --------------   --------------

TOTAL ASSETS                             $  223,027,536   $   87,533,446
                                         ==============   ==============

          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          September 30,     December 31,
                                               1995             1994
                                           (Unaudited)
                                         --------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
 LIABILITIES:
  Payable to broker/dealers and clearing $   29,912,798   $   10,926,802
   organizations
  Payable to customers                      168,647,396       55,030,181
  Securities sold not yet purchased - at      2,825,296          160,760
   market value
  Accounts payable and accrued                5,778,334        4,006,078
   liabilities
  Income taxes payable                          964,000               --
  Notes payable                               2,535,282       13,917,802
  Loans from stockholders                     4,672,853        4,090,905
  Loans subordinated to the claims of         2,000,000               --
                                         --------------   --------------
   general creditors
 TOTAL LIABILITIES                          217,335,959       88,132,528
                                         --------------   --------------

 COMMITMENTS AND CONTINGENT LIABILITIES
 STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock ($.01 par value
   100,000,000 shares authorized
   8,655,205 shares issued and
   outstanding at September 30, 1995 and
   6,432,983 shares issued and
   outstanding at December 31, 1994)             86,552           64,330
  Convertible preferred stock ($10 par
   value 200,000 shares issued and
   outstanding at September 30, 1995)         2,000,000               --
  Additional paid-in capital                  9,447,296        7,525,074
  Accumulated deficit                        (5,842,271)      (8,188,486)
                                         --------------   --------------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         5,691,577         (599,082)
                                         --------------   --------------
 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $  223,027,536   $   87,553,446
                                         --------------   --------------

          See accompanying notes to consolidated financial statements


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             For the nine months ended
                                                   September 30
                                               1995             1994
                                         ---------------  ---------------
REVENUES:
 Clearing and execution                  $    10,893,443  $     8,073,452
 Trading profit (loss)                         3,359,662       (1,567,120)
 Commission                                    5,665,536        3,150,974
 Valuation                                            --        1,236,319
 Interest                                      4,978,722        2,364,419
 Other                                           898,861        1,602,804
                                         ---------------  ---------------

 Total revenues                               25,796,224       14,860,848
                                         ---------------  ---------------

EXPENSES:
 Employee compensation                         3,807,451        5,088,673
 Commission expense                            3,288,372        2,064,989
 Clearing and floor brokerage                  2,005,213        1,915,419
 Communications                                2,192,567        1,925,417
 Occupancy and equipment                       1,496,628        1,439,147
 Interest                                      3,100,667        1,212,814
 Data processing charges                       2,161,247        1,768,342
 Professional services                         1,541,181        2,690,512
 Promotional                                   1,245,901          949,896
 Bad debts                                       242,275        1,006,262
 Other operating expenses                        804,507          956,614
                                         ---------------  ---------------

 Total expenses                               21,886,009       21,018,085
                                         ---------------  ---------------

 Income (loss) before income taxes             3,910,215       (6,157,237)
 Income tax provision (benefit)                1,564,000       (2,155,000)
                                         ---------------  ---------------

 NET INCOME (LOSS)                       $     2,346,215  $    (4,002,237)
                                         ===============  ===============

 Primary earnings per share                         0.27            (0.69)
 Fully diluted earnings per share                   0.23            (0.69)
 Weighted average number of shares of
  common stock and common stock
  equivalents                                  8,756,238        6,091,067

          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            For The Three Months Ended
                                                   September 30
                                               1995             1994
                                         ---------------  ---------------
REVENUES:
 Clearing and execution                  $     4,853,582  $     2,234,461
 Trading profits                               1,592,983       (1,607,915)
 Commissions                                   2,700,459          253,679
 Valuation                                            --          345,460
 Interest                                      2,307,736          850,574
 Other                                           458,063          968,764
                                         ---------------  ---------------
 Total Revenues                               11,912,823        3,045,023
                                         ---------------  ---------------

EXPENSES:
 Employee compensation                         1,371,085        1,753,061
 Commission expense                            1,570,858           70,640
 Clearing and floor brokerage                    887,078          487,310
 Communications                                  898,896          554,212
 Occupancy                                       766,043          475,963
 Interest                                      1,270,503          427,474
 Data processing charges                         811,904          539,157
 Professional services                           848,807          980,029
 Promotional                                     478,843          490,307
 Bad debts                                       155,553          843,763
 Other operating expenses                        362,449          365,488
                                         ---------------  ---------------
 Total Expenses                                9,422,019        6,987,404
                                         ---------------  ---------------
 Income (loss) before income taxes             2,490,803       (3,942,381)
 Income tax provision (benefit)                  996,000       (1,382,000)
                                         ---------------  ---------------
 NET INCOME (LOSS)                       $     1,494,804  $    (2,560,381)
                                         ===============  ===============

 Primary earnings per share                         0.13            (0.42)

 Fully diluted earnings per share                   0.10            (0.42)
 Weighted average number of shares of
  common stock and common stock
  equivalents                                 11,633,172        6,091,067

          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                             For The Nine months Ended
                                                   September 30
                                               1995             1994
                                         ---------------  ---------------
Increase (decrease) in cash and cash
equivalents:
Cash flows from operating activities:
 Net income (loss)                       $    2,346,215   $   (4,002,237)
 Adjustments to reconcile net income
  (loss) to cash provided by operating
  activities:
 Depreciation and amortization                  327,037          285,457
 Deferred rent                                    1,877          273,825
 Provision for bad debts                        242,275        1,003,354
 Gain recognized in the sale of                      --           67,726
 subsidiary (Note 12)
 Changes in assets and liabilities:
  Cash segregated under federal and           9,634,565       (5,537,577)
    other regulations
  Receivable from broker/dealers and            453,271      (10,626,685)
    clearing organizations
  Receivable from customers                (141,057,743)      10,981,870
  Other receivables                          (1,137,413)      (1,266,242)
  Securities owned                           (2,905,023)      (2,697,588)
  Other assets                                   88,269          (82,382)
  Payable to broker/dealers and clearing     18,985,996        2,332,447
    organizations
  Payable to customers                      113,617,215       19,348,714
  Securities sold not yet purchased           2,664,536          626,125
  Accounts payable and accrued                1,770,381         (574,423)
    liabilities
  Income taxes payable/receivable             1,723,000       (1,866,593)
                                         --------------   --------------

Net cash provided by operating activities     6,754,458        8,265,791
                                         --------------   --------------

Cash flows from investing activities:
 Capital expenditures                          (606,143)        (411,503)
 Sale of subsidiary                                  --          (73,840)
                                         --------------   --------------

Net cash used in investing activities          (606,143)        (485,343)
                                         --------------   --------------

Cash flows from financing activities:
 Payments on notes payable                     (154,661)        (155,649)
 Short term borrowing                       (11,227,859)     (10,364,825)
 Subordinated loans                           2,000,000               --
 Loans from stockholders                      2,581,948        1,155,000
 Issuance of stock                                   --        1,000,000
 Exercise of warrants                         1,944,444               --
                                         --------------   --------------

Net cash used in financing activities        (4,856,128)      (8,365,474)
                                         --------------   --------------

Net increase (decrease) in cash and cash      1,292,187         (585,026)
equivalents
Cash and cash equivalents at beginning of       156,984          613,062
 period                                  --------------   --------------
Cash and cash equivalents at end of
 period                                  $    1,449,171   $       28,036
                                         --------------   --------------

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

NOTE 3.   RECEIVABLE FROM AND PAYABLE TO BROKER/DEALERS AND CLEARING
          ORGANIZATIONS

     Amounts receivable from and payable to broker/dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

                                         September 30,     December 31,
                                              1995             1994
                                          (Unaudited)
                                         ---------------  ---------------
Receivable:
 Securities borrowed                    $    15,376,338  $    15,682,300
 Securities failed to deliver                   662,456           51,030
 Net settlements with clearing
  organizations
                                                     --          758,735
                                        ---------------  ---------------

                                        $    16,038,794  $    16,492,065
                                        ===============  ===============

Payable:
 Securities failed to receive           $       933,889  $       809,744
 Securities loaned                           20,134,267        9,849,000
 Correspondents                               6,771,068          268,058
 Omnibus accounts and net settlements
  with clearing organizations
                                              2,073,574               --
                                        ---------------  ---------------

                                        $    29,912,798  $    10,926,802
                                        ===============  ===============

     Securities failed to deliver and failed to receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. At September 30, 1995 and at December 31, 1994, there were no significant differences between the contract and market value of the underlying securities.

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

     Included in other receivables at September 30, 1995 and December 31, 1994 are judgment receivables of $50,000, which are net of amounts deemed to be uncollectible. Included in other assets at September 30, 1995 and December 31, 1994 are amounts receivable from officers totaling $88,515 and $10,610, respectively.

NOTE 5.   NOTE PAYABLE

     JB Oxford & Company (``BOC'') maintains firm and customer financing arrangements with an aggregate borrowing limit of $22,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime and are fully collateralized by marketable securities.

     At September 30, 1995 and December 31, 1994 notes payable consist of the following:
                                             Maximum       Average    Weighted
                                 Weighted    amount        amount     average
                                 average   outstanding   outstanding  interest
                    Balance at   interest  during the    during the     rate
                   end of period   rate      period        period      during
                                                                        the
                                                                      period
                   ------------- --------  ------------  -----------  -------
September 30, 1995
------------------

(Unaudited)
-----------

Collateralized by:
 Customer          $  2,238,856     7.5%  $  4,100,000  $ 1,909,000     7.5%
 securities
 Firm securities             --     -- %     1,000,000           --     8.5%
 Other                  296,426     9.5%       297,000      287,000     9.5%
                   ------------

                   $  2,535,282
                   ============

December 31, 1994
-----------------

Collateralized by:
 Customer          $ 12,480,662     7.8%  $ 12,481,000  $ 6,331,000     6.5%
 securities
 Firm securities        986,054     8.5%     2,030,000    1,471,000     7.1%
 Other                  451,086     9.5%       781,000      616,000     9.5%
                   ------------

                   $ 13,917,802
                   ============

NOTE 6.   LOANS FROM STOCKHOLDERS

     At September 30, 1995 and December 31, 1994 loans from stockholders consist of the following:
                                       Interest
                            Balance     Rate
                          -----------  --------
September 30, 1995 (Unaudited)
------------------------------
 Demand debt             $       1,853     9%
 Convertible Debentures      4,671,000     9%
                         -------------
                         $   4,672,853
                         =============

December 31, 1994
-----------------
 Demand debt             $   3,500,000    11%
 Demand debt                   590,905     9%
                         -------------
                         $   4,090,905
                         =============

See Note 9 for further discussion of the convertible debentures.

NOTE 7.   LOANS SUBORDINATED TO THE CLAIMS OF GENERAL CREDITORS

     At September 30, 1995, loans subordinated to the claims of general creditors totaled $2,000,000 which consists of four separate agreements each with identical terms. All the loans have a scheduled maturity date of March 31, 1998 and bear interest at the broker call rate plus 2%, not to exceed 9%. Interest payments are due on the last day of each calendar month until the scheduled maturity date.

NOTE 8.   ADJUSTMENT

     The Company's major subsidiary, JBOC, has a policy of using the last settled Friday of the month as its month end. Accordingly, JBOC's quarter end may not be the last day of the month. This policy does not have a significant effect on the consolidated financial statements of the Company.

     In the opinion of Management, all adjustments which are necessary to a fair statement of the results for the interim periods have been made.

NOTE 9.   RELATED PARTY TRANSACTIONS

     In March, 1995, the Company restructured $5,031,000 of its demand debt to term debt in the form of senior secured convertible notes with a thirty month term, amortized over 10 years, at an annual interest rate of 9%. The notes may be converted, in whole or part, but in no event in an amount less than $100,000, to fully paid and non-assessable shares of the Company's common stock. The conversion price is $.90 per share in the event of a default, $1.00 per share in the case of a merger or maturity of the notes, and $1.25 per share in the event of a public offering of common shares. Stock options with a strike price of $.90 a share totaling 1,200,000 shares of common stock were awarded to the lenders as additional consideration for restructuring its demand debt. As part of this transaction, an additional $2,000,000 of senior secured convertible notes were issued under identical terms. As an additional inducement for the convertible note, the Company has agreed to pay any refunds received from the Internal Revenue Service as a prepayment on the note. This refund in the amount of $359,000 was received and used to reduce the principal. The parties further agreed to negotiate in good faith to extend the maturity date up to 60 months. In conjunction with the restructuring of the note, JBOC and Prolyx stocks were pledged as collateral by the Company.

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

     Concurrently, the Company negotiated and approved an Exchange Agreement with a shareholder and note holder of the Company to exchange a portion of its 9% Senior Secured Convertible Notes, pursuant to the Senior Secured Convertible

Note Purchase Agreement dated March 10, 1995, for Preferred Stock. Pursuant to the Exchange Agreement, the Company reduced its term debt in the aggregate principal amount of $2,000,000, in exchange for the issuance of 200,000 shares of Preferred Stock. This transaction had the effect of increasing stockholders' equity by $2,000,000.

     Also, in June, 1995, all of the outstanding A and B Warrants, issued pursuant to the Regulation-S offering by the Company in August 1994, were exercised and converted to common stock. The A Warrants, totaling 1,111,111 were exercised at a price of $0.85 per share, and resulted in $944,444 additional paid-in capital to the Company. The B Warrants, totaling 1,111,111, were exercised at a price of $0.90 per share, bringing in $1,000,000 of additional paid-in capital to the Company.

     At September 30, 1995 and December 31, 1994, loans from shareholders totaled $4,672,853 and $4,090,905. Future annual payments, including interest, required under the terms of the senior secured convertible notes are as follows:

Year ending
December 31:
  1995               $    177,511
  1996                    710,043
  1997                  4,668,437
                     ------------

                     $  5,555,991
                     ============

     The Company has borrowed marketable securities from certain shareholders. The obligations accrue interest at 9% per annum compounded monthly, based on the average closing bid price each Friday. The marketable securities are used to collateralize inter-company balances due from the Company to JBOC for net capital purposes. On September 11, 1995, the remaining borrowed securities were returned.



NOTE 10.  REGULATORY REQUIREMENTS

     JBOC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.

     At September 30, 1995 JBOC had net capital of $11,149,853 which was 7.5% of aggregate debit balances and $7,139,101 in excess of the minimum amount required. At December 31, 1994 JBOC had net capital of $2,676,782, which was 3.8% of aggregate debit balances and $1,274,386 in excess of the minimum amount required.

NOTE 11.  COMMITMENTS, CONTINGENT LIABILITIES AND OTHER

     The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which follows:

(a) In a class action lawsuit against RKSI, plaintiff class representatives have alleged wrongdoing in charging a maintenance fee on its customer accounts and in its practice of liquidating customer accounts if the customer failed to pay the fee. The class has been certified and RKSI has contested the form of the notice. JBOH has been named as the parent company to RKSI. Those customers subject to an arbitration clause have been excluded from the class. The lawsuit is presently in the discovery stage and the ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

(b) In an arbitration matter the claimant seeks rescission of certain sales in his customer account and damages of $750,000. The claimant alleged that RKSI and former principals breached fiduciary duties and failed to disclose material information. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

(c) In an arbitration matter filed with the NASD, the claimants are a group of investors who sold short certain stock. Claimants did not have an account with RKSI, however, they have alleged that RKSI is responsible for the damages Claimants realized when their short positions in FCMI were bought in. JBOH has been named as the parent company. Claimants are seeking damages in the amount of $740,000, plus punitive damages. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

(d) In an arbitration matter filed in October 1994, the claimants allege that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI; JBOH has been named as the parent company. Claimants seek damages in the amount of $482,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

(e)In an arbitration matter, the claimant alleges that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, failure to disclose material information, and failure to supervise. JBOH has been named as the parent company to RKSI. Claimant seeks damages in the amount of $525,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

(f) In a consolidated class action against RKSI and JBOH, pending in the United States District Court for the Northern District of Texas, Dallas Division, plaintiffs have requested an unspecified amount of punitive and compensatory damages. The claim arises out of the purchase and sale by the plaintiffs and the Class of certain stock. The class has been certified and the lawsuit is presently in the discovery stage. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

(g) In an action commenced in October 1993 against RKSI and JBOH, pending in the United States District Court for the Southern District of New York, the Complaint alleges that the defendant made materially false and misleading statements concerning a specified stock, for which RKSI was a market maker. The claim was brought by and on behalf of a purported class of persons who purchased the common stock of a specified stock in order to cover short sales after May 17, 1993 and before August 31, 1993. Plaintiffs have requested an unspecified amount of punitive and compensatory damages. The lawsuit is in the preliminary stages. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

(h) In an action commenced in March 1995, in the United States District Court of New York. A claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

     The ultimate outcome of these uncertainties discussed above is unknown. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.


NOTE 12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                              For the Nine months Ended
                                                    September 30,
                                                  1995          1994
                                              (Unaudited)   (Unaudited)
 Supplemental disclosure of cash flow
  information
   Cash paid year to date for interest:      $   3,155,381 $  1,135,973

 Supplemental schedule of noncash investing and financing
 activities:
   Market value of stock borrowed from                  -- $  1,125,000
   shareholders
   On June 5, 1995 $2,000,000 of the 9%
   Senior Secured Convertible Note was
   exchanged for 200,000 shares of $10 par
   value non-voting convertible preferred
   stock.  See Note 9: Related Party
   Disclosures.
     Increase in equity through the reduction$   2,000,000           --
      of debt
   The Company sold Oxford Transfer &
   Registrar Agency, Inc., a subsidiary, on
   May 31, 1994.  In conjunction with the
   sale, the following schedules the cash and
   non-cash portion of the transaction:
     Fair value of assets sold               $          -- $    (25,562)
     Cash proceeds from the sale                        --       32,465
     Note receivable                                    --       40,000
                                             ------------- ------------

     Gain recognized on the sale             $          -- $     46,903
                                             ============= ============

   In August 1994 the Company reverted
   ownership of the five Houlihan Valuation
   subsidiaries to the individual valuation
   personnel.  In conjunction with the
   subsidiary dispositions, the following
   schedules the cash and non-cash portion of
   the transaction:
     Fair value of assets sold               $          -- $     69,853
     Cash given up                                      --      (49,030)
                                             ------------- -------------

     Gain recognized on the sale             $          -- $     20,823
                                             ============= ============

Certain amounts in 1994 have been reclassified to conform with the 1995 presentation.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION
------------------------------


     The Company's financial condition changed significantly during the nine months ended September 30, 1995. Total assets at September 30, increased in excess of $135 million. This was growth of more than 154% in terms of the Company's total assets. This growth in assets is primarily a result of an increase of over $141 million in receivables from customers and a decrease of over $9 million in cash segregated under federal regulations. This increase in customer receivables is attributed to several different sources, the most significant of which is over $67 million in existing correspondent business. The Discount operation has increased customer receivables by over $61 million during the nine months ended September 30, 1995. Additionally, $13 million of this growth was related to the new business acquired from Adler Coleman (acquired in March, 1995).

     The Company issued 2,222,222 of common stock in connection with the exercise of warrants outstanding. The proceeds from this issuance amounted to $1,944,444. The Company also converted $2 million of its convertible debentures to 200,000 shares of $10 par preferred stock. The effect of these two transactions increased stockholders' equity of the Company by almost $4 million.

COMPARISON OF OPERATIONS
------------------------


     The Company was in the process of downsizing during 1994 and assessing its various operations. In 1994, the Company ceased or sold operations in its retail broker/dealer, transfer agency and valuation companies. This process continued into 1995, and in April, the Company closed its San Carlos, California office of Prolyx Data Systems, Inc. and relocated the office to its Beverly Hills facility. The continuing operations of Prolyx are currently being reassessed by Management.

     The Company's overall operations began to stabilize during the first nine months of 1995 with the financial impact of the growth of the discount operation taking effect during the second and third quarters of 1995. The Company realized a pre-tax profit of $3,910,215 for the nine months ended September 30,1995 which was an increase of $10,067,452 over the pre-tax loss of $6,157,237 during the same period for 1994. Total revenue increased $10,935,376 or 74% to $25,796,224 for the nine months ended September 30, 1995 compared to the same nine months of 1994.

     Clearing and execution revenue increased by $2,819,991 or 35% to $10,893,443 during the third quarter of 1995 compared to the third quarter of 1994. This was due to the increase in trade transactions processed, although the amount charged per transaction has been reduced. The ticket volume for the same period increased by 46%. However, 45% of this increase in ticket volume relates to the discount operation, on which there is no clearing revenue generated.

     Trading profits increased by $4,929,782 to $3,359,662 during the first nine months of 1995 compared to the same period of 1994. This area has become more stable in light of the significant losses occurring during the later part of 1994.

     Commission revenue increased by $2,514,562 or 80% to $5,665,536 during the first nine months of 1995 compared to the first nine months of 1994. Net commissions (commission revenue less commission expense) increased $1,085,985 during the same period. It is anticipated that commission revenue will continue to grow throughout 1995 as the Company is focusing on the development of its deep discount retail division of JBOC. The subsidiary company will open a branch office in New York City in December of 1995, with plans to open additional branches in Boston and Miami by the end of the first quarter of 1996.

     Interest revenue increased by $2,614,303 or 111% to $4,978,722 during the first nine months of 1995 compared to the first nine months of 1994. This increase is the result of increased margin balances and interest rates during the respective periods. Net interest income increased $726,450 during the first nine months of 1995 over 1994.

     The Houlihan Valuation Subsidiaries where disposed of during 1994; therefore related revenues have been eliminated during the nine months ended September 30, 1995, compared to $1,236,319 for the nine months ended September 30, 1994.

     The Company's total expenses increased $867,924 or 4% during the period ended September 30, 1995 over the period ended September 30, 1994. This increase is modest in comparison to the 74% increase in revenues.

     The most significant reduction is in employee compensation of $1,281,222 or 25% to $3,807,451 during the period ended September 30, 1995 over the period ended September 30, 1994. It should be noted that $725,736 of this decrease relates directly to the disposition of Houlihan Valuation Subsidiaries explained above.

      The Company had a decrease in professional services of $1,149,331 or 43%. This decrease relates directly to the resolution of many matters related to the Reynolds Kendrick Stratton, Inc. subsidiary which was closed in July of 1994.

     Data processing expense increased by $392,905 or 22% to $2,161,247 during the first nine months of 1995 compared to the first nine months of 1994. There is, however, a reduction of 10% in data processing costs per trade transaction. JBOC entered into a new three year agreement with its computer service vender during the second quarter, with more favorable pricing. The Company anticipates a savings of approximately 20% of these costs in the future.

     Promotional expenses increased by $296,005 or 31% to $1,245,901 during the first nine months of 1995 compared to the first nine months of 1994. This increase is the result of an increase in advertising for the deep discount retail division of JBOC. Advertising expense increased $612,555 during these periods while travel and entertainment have been reduced by $316,550. Management believes it is spending its promotional dollars much more effectively.





LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


     The Company's liquidity improved significantly during 1995. Cash provided from operations amounted to $6,754,458. The largest source of cash was $18,985,996 of cash provided by net receivables/payables from broker dealer. Cash provided from cash segregated under Federal regulations amounted to $9,634,565. These sources of cash were offset however, by $27,440,528 cash used for net customer receivables/payables.

     The Company used cash in the amount $4,856,128 for various financing activities. The Company reduced notes payable and short term borrowing of $12,382,520 during the nine months ended September 30, 1995. Financing activities provided cash in the amount of $6,526,392 from other sources. Subordinated debt in the amount of $2,000,000 was issued. The Company issued 200,000 shares of $10 par preferred stock in exchange for $2,000,000 of convertible debentures. Additionally, a shareholder of the Company exercised 2,222,222 common stock warrants with the proceeds being $1,944,444.

     The Company is in the process of building out a new office in New York City. It is anticipated that the capital expenditure for this office will not exceed $500,000.

DEFERRED TAXES
--------------


     In accordance with applicable Internal Revenue Code Section 382 and as a result of change in ownership of the Company's stock during 1995, a limitation was placed on the use of the Company's net operating loss carryforward in any one year. This limitation is based upon a published federal rate applied to the fair market value of the Company immediately prior to the change in stock ownership. The Company is in the process of obtaining such valuation and believes the resulting limitation will not have a material adverse affect on the Company's ability to fully utilize the entire net operating loss carryforward. Further, the Company is in the process of reviewing the valuation allowance of $1,615,000 established for deferred income taxes receivable. Adjustment, if any, to this valuation allowance will be reflected in the fourth quarter of 1995. The Company currently believes any such adjustment will only reduce such valuation allowance.

                              RECENT DEVELOPMENTS


     The positive results in the third quarter mark the second successive quarter of strong earnings progress for the Company. Management believes that the earnings increase is substantially attributable to the success of the discount brokerage activities, conducted by the Company's wholly-owned subsidiary, JB Oxford & Company. During the coming fourth quarter and continuing into early 1996, Management intends to offer a wider range of products to its discount customer base, in addition to JBOC's core deep-discount commission investing.

     As the discount brokerage operations continue to gain exposure in the investment community through its CNBC television and Investor Business Daily advertising campaigns, the Company is also placing emphasis to expand its product mix. Plans are currently under way to begin additional television advertising on the Turner CNN cable network. Plans to emphasize mutual funds and fixed-income products is under way. This includes the addition of a fixed-income trading room unit to make available municipal, corporate and government securities. Also, the addition of both variable and fixed rate annuities through the formation of a JBOC insurance unit is under discussion. Expanding JBOC's product mix and services should enable the Company to add value to its current customer base as well as assist in attracting new business.

     During 1995, JBOC, through its representative office in Basel Switzerland, introduced deep-discount service to the European investment community. Due to the positive reception that this service has received, JBOC reorganized the representative office to a full service branch in Basel in October 1995. While the Company has focused its initial efforts in Switzerland, Management believes that other European countries, as well as Asian markets, represent significant potential for the deep discount business.

     Management has identified the Los Angeles Chinese community as a dynamic group which the Company believes can benefit from its investment services. To better serve the particular needs of the Chinese community, the Company has entered into a consulting relationship with two prominent Chinese individuals who have brought in Mandarin and Cantonese speaking personnel to assist in providing a high level of service to all facets of the Chinese community. Currently, the Company is advertising in Chinese daily newspapers and cable television, as well as attending community meetings in an effort to increase the Company's presence.

     To facilitate discount trading in the U.S., JBOC offers customers the opportunity to place orders through their personal computers in their homes. Currently, JBOC offers computerized trading through a proprietary product, JB On-LineO. This product is currently offered in DOS version. A Windows version of JB On-LineO, with planned access through the Internet, is expected to be ready in both the U.S. and Europe in early 1996.

     To meet increased investor demand, JBOC continues its expansion efforts at its Beverly Hills and Dallas branches. Desk space to accommodate additional brokers has been added, and the Company is on schedule with previously announced plans to open a new branch in New York City in early December. As reported in the second quarter report, the office lease has been executed and build-out of the space is in progress. Additional branch offices in Boston and Miami are anticipated by the end of the first quarter in 1996.

     As JB Oxford Discount continues to grow, JBOC's trading department has likewise placed an emphasis on expansion. In August 1995, the trading department moved to a new location, within the corporate headquarters, in order to accommodate additional personnel. JBOC trading has increased its NASDAQ market making stocks from 20 in 1994, to over 100 in 1995. A new automated trading system was installed in September 1995, to facilitate the additional volume from JB Oxford Discount and the additional market making stocks. A listed trading department was formed, and a fixed income department will be added in the fourth quarter of 1995.

     Profitability of JBOC's correspondent clearing services continued to increase during the third quarter of 1995. JBOC continues to review the quality of its correspondent clearing services and its related risk factors which include market making activity, credit worthiness, and the sufficiency of collateral obtained from correspondents.

     Management is also in the process of expanding and upgrading the clearing broker-dealer operations of JBOC. JBOC is presently applying for membership in three of the major clearing mechanisms for the securities clearing industry:
Depository Trust Company (DTC); National Securities Clearing Corporation (NSCC); and the Options Clearing Corporation (OCC). Membership in these organizations will enable JBOC to settle transactions more efficiently. It will also allow JBOC to better utilize the latest technologies available to enhance the Company's current clearing and execution system.





                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in several lawsuits and arbitration matters or have instituted legal proceedings as Plaintiffs to recover moneys owing. There have been no material pending legal proceedings other than ordinary routine litigation incidental to the business. Those which may have a significant impact on the Company have been disclosed in previous filings, unless listed below. Additionally, the following previously reported matter has been resolved:


The National Association of Securities Dealers, Inc., Market Surveillance
-------------------------------------------------------------------------

Committee vs. Castleton Rhodes, et al.
-------------------------------------

Complaint No. CMS920002

     This matter was filed on January 15, 1992, and consisted of twenty-six causes of action, naming twenty various respondents. After a full hearing, the three causes of action regarding Reynolds Kendrick Stratton, Inc. and its former officers have been dismissed in their entirety.

Olde Discount Corporation vs. JB Oxford & Company
-------------------------------------------------

NASD Case No. 95-04710
----------------------


     In an arbitration matter filed in October, 1995, the claimant alleges that JB Oxford & Company induced breach of contract by former and current Olde employees, misappropriated and converted confidential and providing Olde information, and interfaced with Oldie's prospective business relationships. Claimant is seeking an unspecified amount in excess of $10 million in damages. Management believes that the claims are without merit; therefore, Management will vigorously contest this matter. The ultimate outcome is not determinable at this stage.


ITEM 2.   CHANGES IN SECURITIES

     There has been no material modification of ownership rights of securities holders.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


     There has been no default in payments of the Company.



ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on September 29, 1995. The following matters were submitted to a vote of security holders at that meeting:

     1. The election of a new Board of Directors to serve until the next Annual Shareholders' meeting, to be held in 1996. The following individuals were so elected:

          Stephen Rubenstein            John Broome
          Mitchell S.T. Wine            Jose Abadin
          Richard Houlihan              Timothy Tyrrell

     2. The Shareholders ratified the appointment of BDO Seidman as the independent public accountants of the Company for fiscal year ending December 31, 1995.

     3. The Shareholders ratified all purchases, contracts, contributions, compensations, acts, decisions, proceedings, elections and appointments of the Board of Directors, as taken by the Board, since the last Shareholders' Meeting, August 19, 1994, including but not limited to the conversion of significant Company demand debt to term debt, the issuance of Senior Secured Convertible Notes, and the issuance of a series of Convertible Preferred Stock.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no exhibits to be filed with this report as required by Item 601 of Regulation S-K.

(b) During this quarter, there were no events as required to be reported on Form 8-K.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB OXFORD HOLDINGS, INC. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB OXFORD HOLDINGS, INC.



/ s /  Stephen Rubenstein
By:  Stephen Rubenstein
     Chief Executive Officer



Date:  November 13, 1995