Form 10-Q
period 1995-09-30
JB OXFORD HOLDINGS INC
filed 1995-11-14
CIK 816330

UNITED STATES[JO1]
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

     At September 30, 1995 and December 31, 1994 notes payable consist of the following:
                                             Maximum       Average    Weighted
                                 Weighted    amount        amount     average
                                 average   outstanding   outstanding  interest
                    Balance at   interest  during the    during the     rate
                   end of period   rate      period        period      during
                                                                        the
                                                                       period
                   ------------- --------  ------------  -----------  --------
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