Form 10-K
period 1995-12-31
JB OXFORD HOLDINGS INC
filed 1996-04-01
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM L0-K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 3L, 1995
                                      OR
[       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
]                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM                TO
                                      --------------    ---------------
                        COMMISSION FILE NUMBER 0-16240
                    JB OXFORD HOLDINGS, INC.
- ----------------------------------------------------------------

            (Exact name of registrant as specified in its charter)
 UTAH                                                95-4099866
 (State of incorporation or organization)            (I.R.S. Employer
                                                    Identification No.)
 9665 Wilshire Blvd., Suite 300;  Beverly Hills,     90212
 California
 (Address of principal executive offices)            (Zip Code)
 Registrant's telephone number, including area code  (310) 777-8888

 Securities registered pursuant to Section 12(b) of  None
 the Act:
 Securities registered pursuant to Section 12(g) of
 the Act:
                                                     Name of each exchange on
    Title of each class                                  which registered
Common stock, $0.01 par      8,655,205 shares                 NASDAQ
value:                       outstanding at
                             February 29, 1996
Non-Voting Preferred stock,  200,000 shares                    N/A
$10.00 par value:            outstanding at
                             February 29, 1996

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [    ].
   The aggregate market value of the voting stock held by non-affiliates of the registrant at February 29, 1996 was approximately $19,754,900; such amount computed as the average bid and asked prices of stock as of February 29, 1996.


                                     PART I
ITEM 1.  BUSINESS
     JB Oxford Holdings, Inc. was incorporated in Delaware on March 31, 1987, and relocated its state of incorporation to Utah in 1990. The terms `Company'' `Registrant'' and/or ``JBOH'' mean JB Oxford Holdings, Inc. and its consolidated subsidiaries.
     As of March 1, 1996, the Company and its subsidiaries had approximately 245 employees. The Company considers its employee relationships to be satisfactory.
     The Company operates in a single industry segment. The only significant subsidiary of the Company is JB Oxford & Company (`JBOC''), the broker-dealer operation. No material part of the Company's consolidated revenues are received from a single customer or group of customers.
General Developments
- --------------------
     JB Oxford & Company (`JBOC'') is a registered broker-dealer offering the following services: (i) clearing, settlement, execution, safekeeping, cash and margin account services for regional broker-dealers (`correspondents'') on a fully-disclosed basis; (ii) discount brokerage services to the investing public through its registered representatives; (iii) electronic and telephonic trading services; (iv) financial consulting, investment banking and merchant banking services.
     During fiscal year 1995, Management continued the steady implementation of a significant capital and business restructuring of the Company that began in 1994. The Company significantly improved its capital position during 1995 by generating net profits and concluding certain transactions that had the cumulative effect of increasing shareholders equity at December 31, 1995 to approximately $8,444,000 from a deficit at the prior year end of approximately $599,000.
     Through a series of transactions in March and June 1995, the Company converted all of its demand debt into $5,000,000 of 9% thirty month convertible debt and $2,000,000 in 11% convertible preferred stock. Additionally, during the year JBOC raised $2,000,000 in 9% three year subordinated debt from unrelated parties in conjunction with the acquisition of three new correspondents.
     The Company is in the process of winding down all operations of Prolyx Data Systems, Inc. (Prolyx). This computer product marketing subsidiary has not been significant to the Company's operations and its closure will not have a significant impact on the Company's earnings. Management also continues to monitor the winding down of prior RKSI operations.
                Clearing Brokerage Services/Trading & Execution
     The clearance division grew in 1995 spurred by the acquisition of the clearance business of a number of correspondents from the SIPC Trustee for a failed New York broker dealer. As of February 29, 1996, JBOC provided clearing services for 23 correspondents. JBOC will continue to grow this area of business on a controlled basis. During the fourth quarter of 1995 and early 1996 JBOC was approved for membership in three major clearing mechanisms for the securities clearing industry: Depository Trust Company (DTC); National Securities Clearing Corporation (NSCC); and the Options Clearing Corporation
(OCC). Membership has enabled JBOC to settle transactions more efficiently and at greater cost savings. It will also allow JBOC to utilize the latest technologies available to enhance the Company's current clearing and execution services.
     JBOC's clearing business derives a portion of its income from interest generated on individual customer margin accounts. A margin account allows the customer to deposit less than the full cost of the security purchased while JBOC lends the balance of the purchase price to the customer secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions ranging from .25% below to 2.25% above the broker call rate, which is the rate at which JBOC can obtain financing using the margined securities and firm securities as collateral. As of December 31, 1995, JBOC had approximately 2,300 active margin accounts which had total debit balances of approximately $128,000,000. This reflects an increase of $75,000,000, or 142%, from the 1994 year-end In addition, pursuant to written agreements with customers, broker-dealers are permitted by SEC regulations to lend customer securities held as collateral in margin accounts. As of December 31, 1995, customer free credit balances available to JBOC approximated $95,000,000.
     In addition to financing the margin transactions by customer credit balances, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit of $22,000,000.
     During fiscal year 1995, JBOC acted as a market-maker for a number of public corporations representing a wide variety of industries. JBOC also maintains an inventory of securities in its trading account. These securities are used to facilitate sales to clients, as well as being actively traded by JBOC with a view for profit.
     The following table sets forth the revenue and related number of transactions processed and the number of correspondents for the clearing brokerage services division for the past three years:

                                     Year Ended December 31

                               1995           1994           1993
                          -------------- -------------- --------------

Clearance and Execution   $ 15,581,030   $ 9,710,609    $ 15,565,821
Interest Income           $ 8,129,088    $ 3,134,825    $ 1,937,947
Number of Transactions      2,045,061      1,193,184      1,098,011
Processed
Correspondent Brokers-
  Dealers Under Contract
  at Year-end                     23             18             13

                          Discount Brokerage Services
     In August 1994, JBOC inaugurated its discount securities business. The development of this new division included recruiting and training of brokers, and the launching of a national advertising campaign utilizing both television and print media. The business has rapidly grown from its startup in 1994 to approximately 1,600 trades a day as of March l, 1996.
     The deep discount retail operations are conducted out of the Beverly Hills, Dallas, New York and Basel, Switzerland offices. JBOC's deep discount business continued to expand in 1995 with both the Beverly Hills and Dallas branches turning profitable early in the year. This success led to the opening of two new branches in New York City and Basel, Switzerland. The Basel office serves customers in more than thirty countries with language capabilities in English, German, French and Spanish. In Beverly Hills, a specialized marketing group was formed to offer discount services and financial products to the Asian community beginning in Southern California, but eventually throughout the United States in geographic area supporting significant Asian populations. Several more discount branches are planned in 1996 and a lease was signed in February of 1996 for a Miami branch and plans are under way to open an office in Boston.
     Management believes that it is important to diversify the mix of products and services available to customers and, in that vein, began a fixed income division in early 1996. JBOC also intends to offer a wider range of mutual funds during 1996.
                               Electronic Trading
     In September 1994, JBOC unveiled its electronic securities trading business, JB On-linea. In February 1996, JBOC introduced to the market a new, Windows based version of its electronic trading product. Using this service, customers are able, through their personal computer, to trade equities and options, obtain quotes, retrieve account information and obtain research. Also, using JBOC's Telephone Tradera service, customers can trade using any touch tone telephone. Initial reaction to the introduction of JB On-linea and Telephone Tradera have been better than expected and JBOC intends to eventually introduce these products to its European customers. The growth of the Internet has led Management to pursue the establishment of a Web site for JBOC. In the early part of the second quarter of 1996, JBOC intends to introduce an electronic trading facility accessible on the Internet that will enable customers to trade as well as obtain quotes and research. Management believes JBOC's Internet product will equal or surpass any similar product currently on the market.

                                Capital Markets
     In late 1995, JBOC formed a Capital Markets division which serves companies seeking capital of between $1 to $10 million in the form of investment advisory services, bridge financings, initial and secondary offerings and private placements. Several transactions were successfully concluded in 1995 and several are currently pending completion. This division generated approximately $226,000 in revenues which are included as part of other revenues.
Competition
- -----------
     The securities industry, and the market areas in which JBOC is involved are highly competitive. Although JBOC is not aware of any single competitor in all of its different service fields, various companies compete in one or more service lines. Some of these companies have substantially greater sales and assets than JBOC. Management of the Company believes that JBOC is able to compete due to its ability to provide high-quality, flexible and customer sensitive responses and services. JBOC continually upgrades its computer systems and services within each of its divisions to utilize and take advantage of the most recent technological developments. Additionally, JBOC has specialized in identifying selected markets and has emphasized the creation of long-term relationships to meet customer needs more effectively.
     While no single correspondent broker/dealer or customer represents 10% or more of the Company's consolidated revenues, the Company has several significant customers whose loss, in the aggregate, could be material to JBOC. The Company believes that the likelihood of losing all such customers is remote.

Securities Industry Practices
- -----------------------------
     JBOC is registered with the SEC and the NASD and is a member of the following organizations: Chicago Stock Exchange, Midwest Clearing Corporation, Pacific Stock Exchange, Cincinnati Stock Exchange, DTC, NSCC, OCC, NASD and SIA. JBOC is registered as a securities broker-dealer in 49 states and the District of Columbia, with application pending in the state of Maine. JBOC is also a member of the Securities Investors Protection Corporation (`SIPC''), which provides JBOC's customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. JBOC has also acquired an additional $5 million in insurance coverage through SIPC as added protection for individual customer's securities, covering all clients of JBOC's fully-disclosed correspondents and discount customers.
     JBOC and the securities industry in the United States are subject to regulation by Federal and State laws. The SEC is the Federal agency charged with administration of the Federal Securities Laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic reviews of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker/dealers.

Business Risks
- --------------
     Retail broker/dealers with clearing operations, such as JBOC, are exposed to risks which exceed the simple risk of loss of business due to the loss of retail customers. Broker-dealers engaged in the clearing operations for other correspondent broker/dealers are exposed to losses beyond the loss of business in the event that the correspondent fails. These risks result where the total assets, securities held in inventory and cash of the failed correspondent are insufficient to cover the unpaid customer debits, together with losses which may be generated in the correspondent's trading account. JBOC has established procedures to timely review a correspondent's inventory and assess JBOC's exposure to unpaid inventory positions and to monitor each correspondent's daily activity in a continuing effort to prevent such losses in the event of a correspondent's failure. Management of JBOC has taken steps to assure that the correspondent's inventory account is fully-paid, in an effort to increase JBOC's financial security and provide added financial protection. JBOC monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or to reduce positions when necessary. The Company also requires cash deposits from correspondents which mitigate losses from their activities.
     However, areas outside the control of Management of JBOC and which affect the securities market, such as severe down-turns or declines in market activity, may cause added financial exposure. This is particularly true with regard to the receivables which are carried in customers' margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loan would exceed such value. While JBOC is authorized to liquidate the securities and to utilize the correspondent's account balances to cover any short-fall, in a worse case scenario, such collateral may not be sufficient to cover all losses.

Net Capital Requirements
- ------------------------
     Every broker/dealer doing business with the public is subject to the Uniform Net Capital Rule (the `Rule''), promulgated by the SEC (Rule 15c3-1), which establishes minimum net capital requirements for such broker/dealers. The Rule is designed to measure financial integrity and liquidity in order to assure the broker/dealer's financial stability within the securities market. JBOC is a registered broker/dealer and is subject to the Rule.
     In computing net capital under the Rule, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a firm's position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with the Rule could require intensive use of capital and could limit JBOC's ability to pay dividends to the Company, which in turn could limit the Company's ability to pay dividends to its shareholders. JBOC has, at all times, been in compliance with the Rule.
Failure to comply with the Rule would require the Company to infuse additional capital into the broker/dealer and may subject the broker/dealer to certain restrictions which may be imposed by the SEC, the NASD and other regulatory bodies. Moreover, in the event that the Company could not or elected not to infuse the additional capital or otherwise bring the broker/dealer into compliance, the broker/dealer would ultimately be forced to cease operations.
     At December 31, 1995, JBOC has elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below five percent of aggregate debits. At December 31, 1995, JBOC had net capital of $12,494,561, which was 8.6% of aggregate debit balances and $9,598,267 in excess of the minimum amount required. At December 31, 1994, JBOC had net capital of $2,676,782, which was 3.8% of aggregate debit balances and $1,274,386 in excess of the minimum amount required. JBOC has agreed with the NASD to maintain excess net capital of not less than $2,500,000. To comply with the agreement, during the year ended to December 31, 1995 the parent company contributed $4,000,000 in additional capital to JBOC. Additionally, JBOC obtained $2,000,000 in subordinated loans from unrelated parties.


ITEM 2.  PROPERTIES
     The principal offices of the Company and JBOC are located at 9665 Wilshire Blvd., 3rd Floor, Beverly Hills, California 90212. As of February 29, 1996, the Company and its subsidiaries conduct their operations from and have their administrative offices at the following locations:

                                    Area
        Location                 (Sq. Feet)  Principal Use    Owned Or Leased
- ------------------------         ----------  ---------------  ---------------
9665 Wilshire Blvd., 3rd Floor                                Leased to
Beverly Hills, CA                  15,321    JBOH and JBOC    Oct. 2002

9665 Wilshire Blvd., 2nd Floor
Beverly Hills, CA                   3,459    JBOC             Month to Month

5221 N. O'Connor Rd, Suite 800                                Leased to
Irving, Texas                       8,856    JBOC             Sept. 1998

Peter Merian-Strasse 50
Basel, CH-4002 Switzerland          1,880    JBOC             Month to Month

One Exchange Plaza, 19th Floor                                Leased from June
New York, NY                        7,023    JBOC             1995 to June 2006

801 Brickell Ave. Suite 2450                                  Leased from Feb
Miami, FL                           6,993    JBOC             1996 to Feb 2003

999 18th Street, Suite 1440
Denver, CO                          1,171    Prolyx           Month to Month

655 Sky Way, Suite 123A
San Carlos, CA                        590    Prolyx           Month to Month

     The Company's office and the offices and facilities of its subsidiaries are considered by management to be generally suitable and adequate for their intended purposes.


ITEM 3.  LEGAL PROCEEDINGS
     The Company and/or its subsidiaries are a party to a number of pending legal or administrative proceedings, of which those identified below, may, in the opinion of Management of the Company, after consultation with counsel, have a substantial impact upon the Company. All of the legal and administrative proceedings have arisen in the conduct of its business. Additionally, previously reported matters have been resolved and are discussed separately below.
Robert F. Smith vs. Reynolds Kendrick Stratton, Inc., William Stratton, Wm.
- ---------------------------------------------------------------------------
Michael Reynolds, et al.  NASD Arbitration No. 94-00519
- ------------------------
     In an arbitration matter filed in February 1994, the claimant seeks rescission of certain sales in his customer account and damages of $750,000. The claimant alleged that RKSI and former principals breached fiduciary duties and failed to disclose material information. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

Remo Ferrari, et al. vs. Reynolds Kendrick Stratton, Inc., Robert Kendrick, et
- ------------------------------------------------------------------------------
al. NASD Arbitration No. 94-00444
- ---------------------------------
     In an arbitration filed with the NASD in January 1994, the claimants are a group of investors who sold short Future Communications, Inc. (`FCMI''). Claimants did not have an account with RKSI, however, they have alleged that RKSI is responsible for the damages Claimants realized when their short positions in FCMI were bought in. Claimants are seeking damages in the amount of $740,000, plus punitive damages. The proceeding has been stayed pending determination of whether Claimants are members of the FCMI class action and bound by the settlement agreement entered therein (see Jaffee below). The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

Adams et. al. vs. OTRA Clearing, Inc., et. al.  Case No. 626182
- ----------------------------------------------
     This matter was filed in the San Diego County Superior Court in July 1990. The Plaintiffs allege that OTRA Clearing Inc. knowingly cleared unregistered securities for its former correspondent broker Hamilton Williams. The case was filed on behalf of hundreds of individuals who comprise the Plaintiff Class.
The Company successfully demurred to four Amended Complaints; however, the Court allowed the fifth Amended Complaint to stand, and the parties are conducting additional discovery. The Company anticipates filing a Motion to Decertify the Class, and Management will continue to vigorously defend this matter.

Marvin & Dorothy Frankel vs. JB Oxford & Company, JB Oxford Holdings, Inc.,
- ---------------------------------------------------------------------------
Reynolds Kendrick Stratton, Inc., Robert Kendrick, Wm. Michael Reynolds, et al.
- -------------------------------------------------------------------------------
NASD Arbitration No. 94-04075
     In an arbitration matter filed in October 1994, the claimants allege that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI; JBOH has been named as the parent company. Claimants seek damages in the amount of $482,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

Shirley A. Robinson vs. Robert Kendrick, Reynolds Kendrick Stratton, Inc., and
- ------------------------------------------------------------------------------
JB Oxford Holdings, Inc.  NASD Arbitration No. 95-00118
- ------------------------
     In an arbitration matter filed in January 1995, the claimant alleges that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, failure to disclose material information, and failure to supervise. JBOH has been named as the parent company to RKSI. Claimant seeks damages in the amount of $525,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

Shea & Gould vs. RKS Financial Group, Inc., et al. Case No. 95-0641
- -------------------------------------------------
     This is an action commenced in March 1995, in the United States District Court of New York. The claim is brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer and counter claim by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

Olde Discount Corporation vs. JB Oxford & Company   NASD Arbitration No. 95-
- -------------------------------------------------
04710
     In an arbitration matter filed in October 1995, the Claimant alleges that JB Oxford & Company induced breach of contract by former and current Olde employees, misappropriated and converted confidential and proprietary Olde information, and interfered with Olde's prospective business relationships. Claimant is seeking unspecified damages in excess of $10 million. Extensive discovery has been conducted, and some of Claimant's initial allegations have been withdrawn. Management has been advised by outside legal counsel that the claims are without merit, and will vigorously contest this matter. Management believes the ultimate outcome will not affect the financial condition of the Company.

SETTLED LEGAL PROCEEDINGS

William L. Herron and Naomi S. Herron vs. OTRA Securities Group, Inc., OTRA
- ---------------------------------------------------------------------------
Clearing, Inc., et. al.  Case No. 91-C-714S
- -----------------------
     This matter was filed in the Federal District Court in Utah in July 1991. This is a class action lawsuit against the Company in which plaintiffs' class representatives alleged wrongdoing in charging a maintenance fee on the Company's customer accounts and in its practice of liquidating customer accounts if the customer failed to pay the fee. A settlement agreement has been executed by the parties and an Order and Judgment of Settlement Approval has been entered by the Court. The settlement had no impact on the Company's earnings.

Jaffee , et al. vs. Bosco, et. al.  Case No. 3:93-CV-2064X
- ----------------------------------
     This is a consolidated class action commenced in October 1993 against RKSI and JBOH, pending in the United States District Court for the Northern District of Texas, Dallas Division. The claim arises out of the purchase and sale by the Plaintiffs and the Class of Future Communications, Inc., (`FCMI'') stock. A settlement agreement has been executed by the parties, pending final court approval, a hearing on which is scheduled in April 1996. The settlement, if approved by the Court, will not have a significant impact on future earnings.

Brantley, et al. vs. Reynolds Kendrick Stratton, Inc., et. al.  Case No.
- --------------------------------------------------------------
93-Civ-7074 (TPG)
     This is an action commenced in October 1993 against RKSI and JBOH, pending in the United States District Court for the Southern District of New York. The claim was brought by and on behalf of a purported class of persons who purchased the common stock of FCMI in order to cover short sales after May 17, 1993 and before August 31, 1993. The settlement agreement executed in Jaffee (above) has been written to include and settle all claims from this matter.


District Business Conduct Committee vs. Reynolds Kendrick Stratton, Inc., et al.
- -------------------------------------------------------------------------------
Complaint No. C01950006
     This complaint was filed in February 1995 by the NASD District 1 office in San Francisco, California against RKSI and certain of its former principals and brokers. The Offer of settlement, consent and sanctions submitted by RKSI was approved by the National District Business Conduct Committee. The settlement, which was entered into without any admission of liability, did not have a significant impact on the Company's earnings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of the shareholders during the fourth quarter of 1995.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS
     The Company's common stock is traded in the over-the-counter market with prices quoted on the NASD's Automated Quotation System (NASDAQ) under the trading symbol `JBOH." Quotations given are from NASDAQ and represent prices between dealers exclusive of a retail mark-up, mark-down or commission. They do not necessarily represent actual transactions.

                    QUARTERLY STOCK PRICE AND DIVIDEND DATA
                     1-31-96    2-29-96
                     -------    -------
Price range of common stock
 High                $ 3.13      $ 2.88
 Low                   2.88        2.75
 Close                 3.00        2.88

                                  Quarter Ended
                     3-31-95    6-30-95    9-30-95    12-31-95
                     -------    -------    -------    --------
Price range of common stock
 High                $ 1.59      $ 1.69     $ 2.03     $  2.94
 Low                   1.50        1.50       1.88        2.63
 Close                 1.59        1.50       1.94        2.82

                                  Quarter Ended
                     3-31-94    6-30-94    9-30-94    12-31-94
                     -------    -------    -------    --------
Price range of common stock
 High                $ 1.50      $ 1.00     $ 2.25     $  1.25
 Low                   0.63        0.19       0.38        0.31
 Close                 0.69        0.38       1.03        1.00

     The number of record holders of the Company's common stock as of February 29, 1996 was 1,042.

Dividends
- ---------
     JBOH has not declared or paid cash dividends on its common stock. It is Management's position that, given the past expansion and overall business growth, it has been prudent to retain and increase its capital base. The Company does not currently anticipate paying cash dividends. Future payments of dividends will depend upon, among other factors, the Company's consolidated earnings, overall financial condition and cash requirements.


ITEM 6.  SELECTED FINANCIAL DATA
     The information set forth below should be read and reviewed in conjunction with the Management's discussion and analysis, consolidated financial statements and related notes, all included under Item 7 & 8 of this report.

                            JB OXFORD HOLDINGS, INC.
                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                 (Amounts in Thousands, Except Per Share Data)

                               1995      1994      1993      1992      1991
                            --------- --------- --------- --------- ---------

INCOME STATEMENT DATA
Revenues                    $ 39,605  $ 16,511  $ 32,560  $ 16,207  $ 14,196
Net Income (Loss)              5,225    (7,588)   (1,807)      225       912
Primary Earnings (Loss)         0.62     (1.33)    (0.35)     0.06      0.26
 Per Share
Fully Diluted Earnings          0.40     (1.33)    (0.35)     0.06      0.26
 (Loss) Per Share
Dividends                       --        --        --        --        --
BALANCE SHEET DATA
Total Assets                $175,764  $ 87,533  $ 61,785  $ 39,707  $ 19,809
Long-Term Debt                 6,623       451       640       548       264
Liabilities (Excluding       160,697    87,681    55,155    33,365    14,243
 Long-Term)
Total Shareholders' Equity     8,444      (599)    5,989     5,794     5,303
 (Deficit)
Book Value Per Share             .98      (.09)     1.13      1.56      1.48


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company and its subsidiaries are directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities, changes in levels of customer margin accounts, free credits and stock loan and borrowed, changes in interest rates and demand for financial services, all of which have an impact on revenues from all sources. With regard to the primary subsidiary, JBOC, periods of reduced market activity adversely affect profitability because income from operations decreases while certain expenses remain relatively fixed. Management believes that the Company is financially sound and that it has the ability to meet its present and future capital requirements.
     The Company's financial condition improved significantly during the 12 months ended December 31, 1995, as compared to the same period ended 1994, marked by the Company's third consecutive quarter of strong earnings growth. Shareholders' Equity was approximately $8,444,000, compared to a deficit at the prior year end of approximately $599,000. Total assets at December 31, 1995 increased in excess of $88,000,000 or more than 100%. Management attributes the Company's growth and earnings improvement to the steady implementation of a full strategic capital and financial restructuring of the Company that began in late 1994 and continued throughout 1995. That restructuring, which primarily affected the Company's wholly-owned subsidiary JBOC, included the following significant areas:

Capital Restructuring
- ---------------------
     A key component of Management's strategic plan for the Company was the restructuring of its capital position. In March of 1995, the Company converted approximately $7,000,000 in demand debt due a shareholder to 9% thirty month convertible term debt with payments amortized using a 10 year schedule. Management believes it will be able to meet this obligation at maturity or enter into a new agreement with the note holder to extend the maturity of the note. Also in March of 1995, JBOC issued $2,000,000 in three year Subordinated Debt in connection with obtaining the clearing business of three new correspondents. In the second quarter of 1995, the Company converted $2,000,000 of its thirty month convertible debt to convertible preferred stock callable eighteen months after issuance. The coupon on this preferred issue started at 11% and increases over time to 15%. Also in the second quarter, outstanding options were exercised which increased shareholders' equity by approximately $1,944,000. Management believes that the Company's overall capital position was significantly strengthened as a result of these transactions.

Business Analysis
- -----------------
     During 1995, the Company increased its correspondent clearing business. In the first quarter of 1995, JBOC acquired a significant and profitable correspondent clearing business as a result of a SIPC liquidation of a New York clearing firm. Through increased advertising and other marketing efforts, JBOC attracted additional clearing business during 1995. At the same time, JBOC asked several of its less profitable or less credit worthy correspondents to seek other clearing relationships. The clearing division of JBOC's business contributed in large part to 1995's overall profitability and to a 71% increase in the average number of monthly transactions processed over 1994 averages. Management believes JBOC should continue to increase this area of JBOC's business but only on a selected basis taking into account the profitability and credit risk of potential new correspondents.
     JBOC's deep discount operation, which began in the last quarter of 1994, continued to expand aggressively in 1995. From one office and one employee, the deep discount operation grew to offices in Beverly Hills, Dallas, New York City and Basel, Switzerland. A total of 121 salespersons and assistants are currently employed by this division. Additional expansion is anticipated in 1996 and a lease for a new branch office in Miami was signed in February 1996, with plans for Boston, Chicago and San Francisco underway. Management will continue to concentrate its efforts to expand the deep discount brokerage business in what it believes to be a growing market niche. Although competition continues to be keen for the deep discount customer, Management believes that through pricing, marketing, customer service and innovative product lines, JBOC's share of this market will grow. To such ends, JBOC in late 1995 formed a specialized marketing group to offer JBOC's services to the Asian community beginning in Southern California, and eventually throughout the United States in geographic area supporting significant Asian populations.
     Management believes that electronic deep discount trading is also a segment of the market that JBOC should aggressively pursue. In February 1996, JBOC introduced to the market JB On-linea a new, Windows based version of its electronic trading product. Using this service, customers are able, through their personal computer, to trade equities and options, obtain quotes, retrieve account information and obtain research. Also, using JBOC's Telephone Tradera service, customers can trade using any touch tone telephone. Initial reaction to the introduction of JB On-linea and Telephone Tradera have been better than expected and JBOC intends to eventually introduce these products to its European customers. The growth of the Internet has led Management to pursue the establishment of a Web site for JBOC. In the early part of the second quarter of 1996, JBOC intends to introduce an electronic trading facility accessible on the Internet that will enable customers to trade as well as obtain quotes and research. Management believes JBOC's Internet product will equal or surpass any similar product currently on the market.
     In late 1995, JBOC formed a Capital Markets division for the purpose of facilitating transactions for companies requiring capital infusions in the $1 to $10 million range. Management believes that there are quality companies in the market place requiring this level of funding with not many sources available because of their size or stage of business development. JBOC intends to seek out these companies and in appropriate situations provide access to capital in the form of bridge financings, initial public offerings, secondary offerings and private placements. The Capital Markets division completed several transactions in 1995 and currently has several transactions in various stages of completion. In line with its efforts to introduce new products to its customers in appropriate situations, JBOC intends to offer Capital Markets investment opportunities on a prudent basis to its discount customers.
     Management also believes that it is important to diversify the products made available to its discount customer base. In addition to capital market opportunities, JBOC recently started a fixed income division housed in its New York City branch. This division will offer fixed income product to its discount customers including municipal, corporate and US government securities. JBOC also intends to increase its ability to offer a wider range of mutual fund products to customers.
     At December 31, 1995 and 1994, the Company had a deferred income tax asset of $1,379,170 and $1,774,652 net of a valuation allowance of $500,000 and $1,615,618. The deferred tax asset resulted from the tax effect of the net operating loss occurring in 1994. (See Note 10 of the Consolidated Financial Statements for additional information.) For this receivable to be realized, the Company must generate sufficient taxable income before the expiration of the NOL carryforward. During 1995, the Company realized approximately $1,400,000 of the deferred tax asset and reduced the valuation allowance to approximately $500,000. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1995 which will limit the use of the federal net operating loss carryforward to $2,044,000 per year.

Class Action Settlements
- ------------------------
     At the outset of 1995, Management made it a priority to resolve the class action lawsuits against the Company during the year. Too much of the Company's financial and human resources were being devoted to these matters and away from implementing Management's business plan. In December 1995, the Company entered into settlement agreements in two class action matters subject to Court approval. One matter was confirmed by a Court in March 1996 and the other matter is scheduled for final Court approval in April 1996. The settlements had no impact on 1995 earnings nor will they impact future earnings.



Results of Operations
- ---------------------
                   YEAR ENDED DECEMBER 31, 1995, COMPARED TO
                          YEAR ENDED DECEMBER 31, 1994

     Total revenue increased by $23,093,998 or 140% to $39,605,357 during 1995. The most significant change was an increase in trading profits of $7,120,082. The current year's trading profits were $4,063,908, compared with trading losses of $3,056,174 in the prior year.
     Clearing and execution revenue increased by $5,870,421 or 60% to $15,581,030 in 1995. This revenue increase is the direct result of a 71% increase in transaction volume during 1995 due to changes in the rules governing day trading and the additional correspondents obtained from a failed broker-dealer. The Company expects growth to continue in the correspondent clearing division in the coming year.
     The Company also experienced significant growth in the deep discount retail operation. This division was launched in August 1994 in Beverly Hills and late 1994 in Dallas. These operations became profitable in 1995 as commission revenue increased $5,399,567 or 141% to $9,230,666 in 1995. The Company also reorganized its representative office in Basel Switzerland to a branch office in the last quarter of 1995. Additionally, the Company opened an office in the Wall Street District of New York City; it is anticipated that these offices will be profitable in the first quarter of 1996.
     Interest revenue increased by $4,994,263 or 159% to $8,129,088 in 1995. This increase is largely due to the success in the deep discount division. The Company offers competitive interest rates, and has been able to attract new customer balances. In addition to carrying increased customer balances, the Company earns further interest spreads by actively participating in the stock loan and borrow business. During 1995, interest rates in general were higher than 1994, which also contributed to the increased interest revenues.
     Valuation revenues decreased by $1,236,319 or 100% in 1995 from 1994 because the Houlihan Valuation subsidiaries were sold in late 1994.
     Other revenues increased $945,984 or 57% to $2,600,665 in 1995. Approximately $1,000,000 of the other revenues in 1995 resulted from devalued investment securities being sold in the open market at the time of subsequent increases in value. Included in other revenues in the current year are investment banking fees of approximately $226,000 generated by the Capital Markets Group. It is anticipated that this division will experience significant growth during 1996.
     Total expense increased $6,743,193 or 26% to $32,864,036 during 1995. The largest variance was interest expense, which increased $2,780,210 or 170% to $4,411,991 during 1995. The percentage increase in interest expense is greater than interest income (discussed above) because of an effort to attract customer balances, JBOC offered very competitive rates on both debit and credit balances that reduced historical interest spreads.
     Commission expense increased by $2,447,788 or 101% to $4,871,309 in 1995. This compares favorably with the 141% increase in commission income discussed above. The percentage pay out for the deep discount operation is less than the pay out on the full service retail operation that dominated the 1994 commission expense.
     Employee compensation decreased $510,060 or 8% to $5,713,091 in 1995. This decrease results primarily from the disposition of the Houlihan Valuation subsidiaries which accounted for approximately $725,000 of the total for 1994. It is anticipated that employee wages and related expenses will increase over the next year as the Company continues to expand.
     Occupancy and equipment costs decreased by $214,062 or 11% to $1,656,237 in 1995. This decrease consists mostly of the closing of the RKSI subsidiary in July 1994, with the rent expense continuing for the balance of the year. This closure resulted in the reduction of rent in the San Francisco and Florida offices of RKSI, in the approximate amount of $300,000. Additionally, the Valuation subsidiaries incurred approximately $100,000 of rent expense in 1994.
     Promotional expense increased $496,263, or 35% to $1,917,667 in 1995. Advertising and the production of television commercials represent $1,510,955 of this expense for 1995. This expense will continue to grow as the Company develops its deep discount business and two additional commercials were produced in early 1996. The Company is also focusing on more advertising in Europe for the Basel, Switzerland branch office. As new branches are opened, additional advertising funds will be budgeted to promote the development of such offices.
     Bad debt expense increased by $416,557 or 34% to $1,636,710 in 1995. Approximately half of the bad debt expense relates to resolution of RKSI class action suits. Because most of the suits are resolved, bad debt expense is expected to decline in the coming year.
     Other expenses such as communications, clearing, and data processing costs have increased in relation to the increase in related business.

                   YEAR ENDED DECEMBER 31, 1994, COMPARED TO:
                          YEAR ENDED DECEMBER 31, 1993
     Total revenue decreased by $16,048,890 or 49% to $16,511,359 during 1994. The most significant change was a decrease in commissions earned of $5,937,140 or 61%. The institutional sales department of RKSI was discontinued in the last quarter of 1993. This department was responsible for 37% of the commission revenue during 1993. The retail department of RKSI was discontinued during July 1994. This department produced approximately $6,000,000 of commission revenue during 1993. RKSI's commission revenue declined $6,947,069 or 72% during 1994. RKSI ceased operating during July 1994 and withdrew its license as a securities broker dealer at that time.
     Clearing and execution revenue decreased by $5,855,212 to $9,710,609 or 38% during 1994. The decrease was due, in part because of reductions in the amount charged on trade tickets. This decrease resulted because of changes in certain trading rules and the competition from other clearing firms. The trade volume increased during 1994, by approximately 9%.
     Trading revenue decreased by $5,491,151 or 225% to a trading loss of $3,056,174 during 1994. RKSI began to operate a Florida trading operation during the spring of 1994. This department operated at a deficit, contributing only $189,793 in trading revenue for the 4 months it was in operation. RKSI also had other trading losses relating to its retail activities and during 1994, RKSI had an overall trading loss of $1,136,471. JBOC also had trading losses of $1,919,703 during 1994, resulting from various trading and investing activities. As a result of these losses, trading strategies have been redefined.
     Valuation revenue declined $859,552 or 41% during 1994. The Houlihan Valuation Subsidiaries where disposed of during 1994. There is no significant impact on the future operations of the Company as there has been no significant contribution to the earnings of the Company by these subsidiaries.
     Interest revenue increased by $1,196,878 or 62% during 1994. This increase is the result of increased margin balances, where finance charges are earned, and increased interest rates during 1994. The net interest income increased $352,330 or 30% during 1994.
     During August of 1994, JBOC began the development of a deep discount retail operation. At December 1994 this operation averaged over 400 trades a day. The operation has continued to grow during the early part of 1995, averaging more than 700 trades a day during March. This operation became profitable in 1995. (See discussion for 1995 compared to 1994.)
     Total expense decreased $9,347,288 or 26% during 1994. The largest decrease in expense was in bad debts which decreased $8,133,842 or 87%. Commission expense decreased $4,569,713 or 65% during 1994. This relates directly to the reductions in commission revenue discussed above. Interest expense increased $844,548 or 107% during 1994. This increase is directly related to the increase in interest revenue discussed above. However, the interest expense increased more rapidly because of the additional temporary financing, which was at higher interest rates, needed as a result of the loss during the year.
     Promotional expense increased $492,620 or 53% during 1994, and related to the development of the deep discount and On-Line trading operations.
Promotional expenses continued to grow in 1995.
     Professional expense increased $768,507 or 30% during 1994. During 1994 additional expenses were incurred as the Company made two changes in the In-house General Counsel position, as well as with the change in outside counsel. This situation together with the relocation of the legal office from Salt Lake City to Beverly Hills created inefficiencies in the legal counsel area. Professional fees for 1995 were reduced significantly.
     The other operating expense had marginal increases related to the increase in volume of transactions processed. The Company leased a new in-house computer system during 1994 which contributed to the increase in data processing costs.
     The Company's clearing and execution revenue were reduced due to outside competition. Additionally, the Company lost a large correspondent during July 1994, and concurrently began the development of its own discount and On-Line trading operations. These factors together with the closing of the RKSI operation contributed significantly to the large losses of 1994.
     The income tax benefit increased by $920,102 or 84% during 1994. This resulted from the deferred tax effect of the loss carryforward net of the valuation allowance.

Liquidity and Capital Resources
- -------------------------------
     The majority of the Company's corporate assets at December 31, 1995, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. The majority of the Company's proprietary securities positions are in JBOC's trading accounts, both long and short; the majority of these positions are readily marketable and actively traded. Receivables with other brokers and dealers primarily represent current open transactions which typically settle within a few days, or stock borrow and loan transactions where the contracts are adjusted to market values weekly.
     The Company finances its business operations through funds generated through its subsidiaries business services. JBOC is subject to the net capital rules of the SEC. At December 31, 1995, JB Oxford had regulatory net capital of $12,494,561, which exceeded the minimum requirement by $9,598,267. In addition to financing the margin transactions by customer credit balances, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker/dealers and banking institutions with an aggregate borrowing limit of $22,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime, with the average rates ranging from 7.25% to 8.625% at December 31, 1995.
           Liquidity December 31, 1995 Compared to December 31, 1994
     The Company's cash position increased in 1995, increasing $15,792,593 to $15,949,577. Cash generated from operations amounted to $24,312,074. The most significant source of cash was the change in amounts due to/from brokers in the amount of $29,037,820. The Company was able to utilize the cash segregated under federal regulations as a current source of cash in the amount of $9,625,831, additionally, net income of $5,224,548 was a source of cash.
     The Company's main use of cash was to increase the net customer balances in 1995 by $22,144,670. Additionally $3,119,877 of cash was used to acquire additional marketable securities.
     Cash used in financing activities was $7,317,853 primarily for the reduction of $13,466,716 in short term borrowings. Cash provided by financing activities was in the form of notes payable which are subordinated to the claims of general creditors in the amount of $2,000,000. Additionally, there were loans from stockholders and the exercise of warrants providing $4,476,082 in cash to the Company.
     The Company used cash of $1,201,628 in investing activities, all for capital expenditures. The Company's requirement for capital resources is not material to the business as a whole. The Company plans to open two additional offices in the second quarter of 1996. These additional offices are sited for Miami, and Boston. The current budget for capital expenditures for these offices is estimated at $150,000 per office. The Company has tentatively planned to open two additional offices in late 1996, in Chicago and San Francisco.
     The Company will continue to up-grade its communication systems in the coming year. Costs to upgrade these systems will be recovered over a period of one to two years, and are not deemed to be significant.


           Liquidity December 31, 1994 Compared to December 31, 1993

     Cash used in operating activities increased $2,064,287 or 57% to $5,686,626 during 1994 from 1993. The most significant use of cash is the net loss for the year of $7,588,382 and the increase in cash segregated under federal and other regulations of $9,669,533. The most significant increase in cash provided by operations is the net increase in payable to customers/receivable from customers of $11,335,286.
     Cash used in investing activities decreased 102,709 or 20% to $401,065 during 1994 from 1993. Substantially all of the investing activities during both years relate to capital expenditures.
     Cash provided by financing activities increased $2,582,346 or 87% to $5,562,066 during 1994 from 1993. Advances on short-term borrowing of $2,515,800, loans from stockholders of $2,234,905 and the issuance of common stock in the amount of $1,000,000 were financing activities that provided cash during 1994. Notes payable were reduced by $188,639 and accounted for the uses of cash in financing activities during 1994.

                              JB OXFORD & COMPANY
                              SHORT TERM BORROWING
                             (Amounts in Thousands)
   Category of aggregate
   short-term borrowings          a         b         c         d         e
                              --------- -------   --------- ---------  -------
Year Ended December 31, 1995
collateralized by:
 Customer securities          $      -- $    --   $  13,857 $   2,482    7.8%
 Firm securities                     --      --         850       375    8.0%
Year Ended December 31, 1994
collateralized by:
 Customer securities          $  12,481    7.8%   $  12,481 $   6,331    6.5%
 Firm securities                    986    8.5%       2,030     1,471    7.1%
Year Ended December 31, 1993
collateralized by:
 Customer securities          $   8,921    5.5%   $  11,368 $   6,022    5.4%
 Firm securities                  2,030    6.0%       4,090     2,193    5.6%

a)Balance at end of period
b)Weighted average interest rate
c)Maximum amount outstanding during the period
d)Average amount outstanding during the period
e)Weighted average interest rate during the period

     The weighted average interest rate during the period was calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.
     In March 1995, JBOC acquired the majority of customer accounts of a failed broker dealer. Concurrent with this acquisition, the Company restructured 100% of its $5,031,000 demand debt to term debt in the form of senior secured convertible notes with a thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional $2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt. As an additional inducement for the convertible note, the Company has agreed to pay any refunds received from the Internal Revenue Service as a prepayment on the note. The parties further agreed to negotiate in good faith to extend the maturity date up to 60 months. Additionally, JBOC obtained $2,000,000 in cash subordinated debt due in March 1998 with interest payable monthly at 9%. These transactions during the first quarter of 1995 substantially improved the liquidity of the Company. Management believes it will be able to meet these obligations with future earnings of the Company.
     Management believes that existing capital available, together with the established revolving credit lines, provides the Company with adequate financial resources to meet its capital needs at the present operating level. However, in order for the Company to assure continued growth and stability, and to protect against the potential impact which could result from the failure of any combination of its correspondent broker/dealer clients, Management is exploring additional sources of capital to increase the Company's liquidity and capital base. At the present time, the Company has no significant commitments for capital expenditures.

                              Impact of Inflation
     Inflation has had a minimal impact on the operations and financial condition of the Company. The Company will continue to monitor costs and productivity constantly and will adjust prices and operations as necessary to meet inflationary impacts or market changes.

                         New Accounting Pronouncements
     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.
     Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation": (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquire goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statements disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                         Page

Independent Auditors' Report                                               22
Consolidated Statements of Financial Condition
 December 31, 1995 and 1994                                             23-24
Consolidated Statements of Operations
 Years Ended December 31, 1995, 1994 and 1993                              25
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
 Years Ended December 31, 1995, 1994 and 1993                              26
Consolidated Statements of Cash Flows
 Years Ended December 31, 1995, 1994 and 1993                              27
Notes to Consolidated Financial Statements                              28-40
Financial Statement Schedule I - Condensed Financial Statements
 (Parent Company Only)                                                  41-44
Financial Statement Schedule II - Valuation and Qualifying Accounts        45


INDEPENDENT AUDITORS' REPORT


Board of Directors
JB Oxford Holdings, Inc.
Beverly Hills, California

We have audited the accompanying consolidated statements of financial condition of JB Oxford Holdings, Inc. and Consolidated Subsidiaries, as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years ended December 31, 1995. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JB Oxford Holdings, Inc. (formerly RKS Financial Group, Inc.) and Consolidated Subsidiaries at December 31, 1995 and 1994, and the results of their operations and cash flows for each of the three years ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


BDO SEIDMAN, LLP

Los Angeles, California
February 20, 1996


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            December 31,
                                                       1995            1994
                                                  --------------  --------------

ASSETS:
Cash and cash equivalents                         $   15,949,577  $      156,984
Cash segregated under federal and other
 regulations                                              43,702       9,669,533
Receivable from broker/dealers and clearing
 organizations  (Net of allowance for doubtful
 accounts of $2,103,802 for both years)                6,607,553      16,492,065
Receivable from customers
 (Net of allowance for doubtful accounts of
 $4,333,291 and $4,119,204)                          143,169,584      54,685,994
Other receivables
 (Net of allowance for doubtful accounts of
 $1,979,793 and $1,815,014)                              868,599         636,730
Securities owned - at market value                     4,587,422       1,467,545
Furniture, equipment and leasehold improvements
 (At cost - less accumulated depreciation and
 amortization of $2,011,326 and $1,472,158)            2,043,847       1,381,386
Income taxes refundable                                       --         359,000
Deferred income taxes (Net of valuation
 allowance of $500,000 and $1,615,618)                 1,379,170       1,774,652
Other assets                                           1,114,838         909,557
                                                  --------------  --------------
TOTAL ASSETS                                      $  175,764,292  $   87,533,446
                                                  ==============  ==============

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           December 31,
                                                         1995           1994
                                                    -------------- -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
 LIABILITIES:
  Payable to broker/dealers and clearing            $  30,080,110  $  10,926,802
   organizations
  Payable to customers                                121,583,187     55,030,181
  Securities sold not yet purchased - at market           224,163        160,760
   value
  Accounts payable and accrued liabilities              7,939,221      4,006,078
  Income taxes payable                                    621,291             --
  Loans from stockholders                               4,622,543      4,090,905
  Notes payable                                           249,840     13,917,802
  Loans subordinated to the claims of general           2,000,000             --
   creditors
                                                    -------------  -------------
 TOTAL LIABILITIES                                    167,320,355     88,132,528
                                                    -------------  -------------
 COMMITMENTS AND CONTINGENT LIABILITIES

 STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock ($10 par value
   200,000 shares authorized; 200,000 and 0 shares
   issued and outstanding)                              2,000,000           --
  Common stock  ($.01 par value 100,000,000 shares
   authorized; 8,655,205 and 6,432,983 shares
   issued and outstanding)                                 86,552        64,330
  Additional paid-in capital                            9,447,296     7,525,074
  Accumulated deficit                                  (3,089,911)   (8,188,486)
                                                    -------------- -------------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   8,443,937      (599,082)
                                                     ------------- -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                          $ 175,764,292  $ 87,533,446
                                                    =============  =============

          See accompanying notes to Consolidated Financial Statements


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For The Years Ended December 31
                                        1995           1994           1993
                                   -------------  -------------  -------------

REVENUES:
 Clearing and execution            $ 15,581,030   $  9,710,609   $ 15,565,821
 Trading profits (losses)             4,063,908     (3,056,174)     2,434,977
 Commissions                          9,230,666      3,831,099      9,768,239
 Valuation                                   --      1,236,319      2,095,871
 Interest                             8,129,088      3,134,825      1,937,947
 Other                                2,600,665      1,654,681        757,394
                                   ------------   ------------   ------------
 Total Revenues                      39,605,357     16,511,359     32,560,249
                                   ------------   ------------   ------------
EXPENSES:
 Employee compensation                5,713,091      6,223,151      6,083,793
 Commission expense                   4,871,309      2,423,521      6,993,234
 Clearing and floor brokerage         2,696,131      2,168,257      1,925,483
 Communications                       3,134,580      2,445,640      2,498,555
 Occupancy                            1,656,237      1,870,299      1,672,959
 Interest                             4,411,991      1,631,781        787,233
 Data processing charges              2,841,834      2,198,797      1,563,000
 Professional services                2,434,105      3,360,230      2,591,723
 Promotional                          1,917,667      1,421,404        928,784
 Bad debts                            1,636,710      1,220,153      9,353,995
 Other operating expenses             1,550,381      1,157,610      1,069,372
                                   ------------   ------------   ------------
 Total Expenses                      32,864,036     26,120,843     35,468,131
                                   ------------   ------------   ------------
 Income (Loss) Before Income Taxes    6,741,321     (9,609,484)    (2,907,882)
  Income Tax Provision (Benefit)      1,516,773     (2,021,102)    (1,101,000)
                                   ------------   ------------   ------------
 Net Income (Loss)                 $  5,224,548   $ (7,588,382)  $ (1,806,882)
                                   ============   ============   ============
 Primary Net Income (Loss) Per             0.62          (1.33)          (.35)
  Share
 Fully diluted Income (Loss) Per           0.40          (1.33)          (.35)
  Share
 Weighted average number of
  shares of common stock & common
  stock equivalents
     Primary                          8,205,626      5,711,522      5,156,681
     Fully diluted                   13,478,573      5,711,522      5,156,681

          See accompanying notes to Consolidated Financial Statements.

                                             JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

- ---------
                                         Preferred Stock              Common Stock
                                   --------------------------  --------------------------
                                                                                                           Retained
                                                                                            Additional     Earnings
                                                                                              Paid-in       (Accum
                                      Shares        Amount        Shares        Amount        Capital       (Accum       Total
                                   ------------  ------------  ------------  ------------  ------------- ------------  ------------
Balance at Jan 1, 1993              -         -  $         --     3,719,122  $     37,191  $  4,549,875  $  1,206,778  $  5,793,844
Issuance of common stock                     --            --     1,600,000        16,000     1,984,000            --     2,000,000
Exercise of stock options                                             2,750            28         2,310            --         2,338
Net Loss                                     --            --            --            --            --    (1,806,882)   (1,806,882)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at Dec. 31, 1993                     --            --     5,321,872        53,219     6,536,185      (600,104)    5,989,300
Issuance of stock                            --            --     1,111,111        11,111       988,889            --     1,000,000
Net Loss                                     --            --            --            --            --    (7,588,382)   (7,588,382)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at Dec. 31, 1994                     --            --     6,432,983        64,330     7,525,074    (8,188,486)     (599,082)
Issuance of preferred stock             200,000     2,000,000                                                             2,000,000
Exercise of warrants                                              2,222,222        22,222     1,922,222                   1,944,444
Net Income                                   --            --            --            --            --     5,224,548     5,224,548
Cash Dividends - preferred stock             --            --            --            --            --      (125,973)     (125,973)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at Dec. 31, 1995                200,000  $  2,000,000     8,655,205  $     86,552  $  9,447,296  $ (3,089,911) $  8,443,937
                                   ============  ============  ============  ============  ============  ============  ============


                                    See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          For The Years Ended December 31
                                          1995          1994          1993
                                     ------------- ------------- -------------

Increase (decrease) in cash and cash
equivalents:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                   $  5,224,548  $ (7,588,382) $ (1,806,882)
 Adjustments to reconcile net income
 (loss) to cash used in operating
 activities:
  Depreciation and amortization           545,481       313,901       401,747
  Deferred rent                              (772)      326,797       513,828
  Provision for bad debts               1,636,710     1,220,153     9,353,995
  Gain recognized on sale of
   subsidiaries                                --       (67,726)           --
  Changes in assets and liabilities:
  Cash segregated under federal and
    other regulations                   9,625,831    (9,669,533)      263,658
   Receivable from broker/dealers
    and clearing organizations          9,884,512    (7,498,623)   (7,504,086)
   Receivable from customers          (88,697,676)  (10,189,947)  (24,618,247)
   Other receivables                   (1,654,493)      277,402      (168,785)
   Securities owned                    (3,119,877)    1,471,536       208,883
   Other assets                          (211,595)     (498,029)      (85,901)
   Payable to broker/dealers and
    clearing organizations             19,153,308     6,619,361       308,377
   Payable to customers                66,553,006    21,525,233    18,873,066
   Securities sold not yet purchased       63,403        12,339         9,203
   Accounts payable and accrued         3,933,915      (213,432)    1,900,465
    liabilities
   Income taxes payable/receivable      1,375,773    (1,727,676)   (1,271,660)
                                     ------------  ------------  ------------
Net cash provided by (used in)         24,312,074    (5,686,626)   (3,622,339)
  operating activities               ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of subsidiaries                          --       (16,565)           --
 Capital expenditures                  (1,201,628)     (384,500)     (503,774)
                                     ------------- ------------  ------------
Net cash used in investing activities  (1,201,628)     (401,065)     (503,774)
                                     ------------- ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable             (201,246)     (188,639)     (145,698)
 Advances (repayments) on short term
  borrowing                           (13,466,716)    2,515,800      (732,920)
 Subordinated loans                     2,000,000            --            --
 Loans from stockholders                2,531,638     2,234,905     1,856,000
 Issuance of stock                      1,944,444     1,000,000     2,002,338
 Payment of cash dividends -
  preferred stock                        (125,973)           --            --
                                     ------------- ------------  ------------
Net cash provided by (used in)
financing activities                   (7,317,853)    5,562,066     2,979,720
                                     ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                      15,792,593      (525,625)   (1,146,393)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                        156,984       682,609     1,829,002
                                     ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF
YEAR                                 $ 15,949,577  $    156,984  $    682,609
                                     ============  ============  ============

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Reporting Entity:
- -----------------
     The accompanying consolidated financial statements for 1995 include the accounts of JB Oxford Holdings, Inc. (``he Company'') (``JBOH''), and its wholly-owned subsidiaries, JB Oxford & Company (``BOC''), Reynolds Kendrick Stratton, Inc. (``KSI''); and its 90% owned subsidiary, Prolyx Data Systems, Inc. (``rolyx''). The consolidated financial statements for 1994 and 1993 also include the following wholly-owned subsidiaries which have been subsequently sold: Oxford Transfer and Registrar Agency, Inc. (`Oxford Transfer''); Houlihan Dorton Jones Nicolatus & Stuart Inc. (`HDJ''); Houlihan Valuation Advisors of Northern California (`HVANC''); Houlihan Valuation Advisors of Southern California (`HVASC''); Houlihan Valuation Advisors of Kansas City, Inc. (``VAKC''); and Houlihan Valuation Advisors East (``HVAE''). The Company operates in only one industry segment. The Company derives its revenues primarily from its correspondent clearing services, discount operation, and trading activities. No individual customer accounts for 10% or more of consolidated revenues. Intercompany balances have been eliminated in consolidation. Additionally, minority shareholders' interests are not separately presented as the amounts are not significant.
     Effective August 1994, the Company disengaged its association with the Houlihan Valuation Advisor subsidiaries. These entities have been returned to the ownership of the individual valuation personnel. While the spin-offs did not result in sales proceeds, the Company did recognize a gain of $20,823. In addition, the Company is no longer at risk for ongoing operating costs and future liabilities associated with these entities. Similarly, on May 31, 1994, the Company sold its securities transfer subsidiary, Oxford Transfer & Registrar Agency, Inc. for a gain of $46,903. None of these entities were significant to the Company's consolidated balance sheet or consolidated statement of operations.
     The Company and JBOC have their principal offices in Beverly Hills, California. JBOC's discount division has branches in Beverly Hills, CA; Irving, TX; New York, NY; and Basel, Switzerland.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
- -------------------------
     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Highly liquid investments are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of interest rate changes.

Security Transactions
- ---------------------
 Customers' security transactions are recorded on a settlement date basis with related revenue and expenses recorded on a trade date basis. Proprietary security transactions of the Company are recorded on a trade date basis.

Securities Owned
- ----------------
     Marketable securities are valued at quoted market value and securities not readily marketable are valued at fair value as determined by the management of the Company. Fluctuations in market value (or fair value) are included in the Consolidated Statement of Operations.

Depreciation and Amortization
- -----------------------------
     Depreciation of furniture and equipment is provided on a straight-line basis over the estimated useful lives of the property which range from three to seven years. Leasehold improvements are amortized over the lesser of the economical useful lives of the improvements or the term of the lease.

Earnings (Loss) Per Share
- -------------------------
     Earnings (loss) per share of common and common stock equivalents were computed by dividing net earnings (loss), after deducting the preferred dividend requirements, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are options that are freely exercisable into common stock at less than market exercise prices. Common stock equivalents are not included in the weighted average number of shares when the inclusion would increase the earnings per share or decrease the loss per share.
     For 1994 and 1993, options and or warrants are not included in common stock equivalents because of the anti-dilutive effect.
     Fully diluted earnings per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if the convertible debentures and convertible preferred stock were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible debentures.

Income Taxes
- ------------
     Deferred income taxes represent temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Use of Estimates
- ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

NOTE 3.   CASH AND CASH EQUIVALENTS
     Included in cash and cash equivalents are securities purchased under agreements to resell on an overnight basis in the amount of $11,122,438. Securities purchased are U.S. Treasury instruments which must be at least 102% of the cash tendered. The market value of these securities is $11,344,887 at December 31, 1995.

NOTE 4.   CASH SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
     Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934, as amended. The Company made a deposit of $3,000,000 pursuant to these rules into the special reserve account on January 3, 1996.

NOTE 5.   RECEIVABLE FROM AND PAYABLE TO BROKER/DEALERS AND CLEARING
          ORGANIZATIONS
     At December 31, amounts receivable from and payable to broker/dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

                                                      1995           1994
                                                  ------------   ------------
Receivable:
 Securities borrowed                              $  6,309,865   $ 15,682,300
 Securities failed to deliver                          297,688         51,030
 Net settlements with clearing organizations                --        758,735
                                                  ------------   ------------
                                                  $  6,607,553   $ 16,492,065
                                                  ============   ============
Payable:
 Securities failed to receive                     $    352,349   $    809,744
 Securities loaned                                  21,148,266      9,849,000
 Correspondents                                      7,187,078        268,058
 Omnibus accounts and net settlements with
  clearing organizations                             1,392,417             --
                                                  ------------   ------------
                                                  $ 30,080,110   $ 10,926,802
                                                  ============   ============

     Securities failed to deliver and failed to receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. At December 31, 1995 the market value of the securities failed to deliver was $298,577 and failed to receive was $345,465. At December 31, 1994 the market value of the market value of the securities failed to deliver was $79,510 and failed to receive was $910,204.
     The amounts due from/to clearing organizations represents failed to deliver and failed to receive on a continuous net settlement basis. All open positions are adjusted to market daily.
     Securities borrowed and securities loaned represent deposits made or received from other broker/dealers and relate to securities failed to deliver or failed to receive transactions. The Company also participates in the lending and borrowing of securities other than those of customers. All open positions are adjusted to market values weekly. These deposits approximate the market value of the underlying securities.
     The Company clears security transactions for correspondent broker/dealers. Settled securities and related transactions for these correspondents are included in Payable - Correspondents.


NOTE 6.   MARKETABLE SECURITIES AND SECURITIES SOLD NOT YET PURCHASED
     Marketable securities owned and sold but not yet purchased consist of trading and investment securities at quoted market values, as illustrated below:

                                                             Sold, But Not
                                                 Owned       Yet Purchased
                                             -------------  ---------------
Balances as of December 31, 1995:
 Corporate bonds, debentures, and notes      $         --   $      17,471
 Corporate stocks                               4,015,855         206,692
 Options and warrants                             571,567              --
                                             ------------   -------------
                                             $  4,587,422   $     224,163
                                             ============   =============
Balances as of December 31, 1994:
 Corporate stocks                               1,467,545         160,760
                                             ------------   -------------
                                             $  1,467,545   $     160,760
                                             ============   =============

     The Company also holds securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of the other arrangements, restrictions, or conditions applicable to the securities or to the Company. Such securities are carried at nominal value and are not material to the financial statements.
     As a part of its ongoing trading activities the Company may hold derivative financial instruments for trading purposes. These instruments consist of options and warrants and are not used as hedge instruments to reduce financial market risks. The Company does not trade futures, forward, swap or any other financial instruments except options and warrants. The market value of warrants at December 31, 1995 is $571,567. Trading gains or losses relating to options and warrants is not material to the operations of the Company.

NOTE 7.   NOTES PAYABLE
     JBOC maintains firm and customer financing arrangements with an aggregate borrowing limit of $22,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime and are fully collateralized by marketable securities valued at $33,833,093 at December 31, 1994. Such collateral includes $31,633,533 of customers' margin account securities and $2,199,560 of securities owned by the Company and non-customers. The Company has no outstanding borrowings collateralized by marketable securities at December 31, 1995.

At December 31, notes payable consist of the following:

                         Balance at
                       end of period    a         b            c          d
                       ------------- ------ ------------- ------------- -----
1995
- ----
Collateralized by:
 Customer securities   $         --      --   13,857,000     2,482,000     7.8%
 Firm securities                 --      --      850,000       375,000     8.0%
 Other                      249,840    9.5%      267,000       342,000     9.5%
                       ------------
                       $    249,840
                       ============
1994
- ----
Collateralized by:
 Customer securities   $ 12,480,662    7.8% $ 12,481,000  $  6,331,000     6.5%
 Firm securities            986,054    8.5%    2,030,000     1,471,000     7.1%
 Other                      451,086    9.5%      781,000       616,000     9.5%
                       ------------
                       $ 13,917,802
                       ============

a)Weighted average interest rate.
b)Maximum amount outstanding during the period.
c)Average amount outstanding during the period.
d)Weighted average interest rate during the period. This amount was calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.

     See Note 11: Related Party Transactions for disclosure relating to shareholder loans outstanding at December 31, 1995.

NOTE 8.   LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
     The borrowings under subordinated loan agreements at December 31, 1995, consist of three separate loans totaling $2,000,000. Each agreement carries interest at broker call plus 2%, not to exceed 9% payable monthly. All agreements are due March 31, 1998. On January 12, 1996, $1,000,000 of the above subordinated debt was assigned, for consideration, to a company controlled by a significant shareholder of the Company. The fair value of the debt approximates carrying value. The subordinated loan agreements have been approved by the NASD and are thus available in computing regulatory net capital.

NOTE 9.   CONVERTIBLE PREFERRED STOCK
     On June 5, 1995, $2,000,000 of the convertible debentures were exchanged for 200,000 shares of $10 par value non-voting convertible preferred stock. The preferred stock is convertible to common stock at the rate of $.90 per share of common stock based on the par value of the preferred stock. The preferred stock currently pays a quarterly dividend of 11% which will increase periodically to a maximum of 15%. The dividends are cumulative, and the Company has certain redemption rights.

NOTE 10.  INCOME TAXES (BENEFIT)
     The income tax provision (benefit) in the Consolidated Statements of Operations consists of the following components:

                          Years Ended December 31,
                     1995           1994           1993
                -------------  -------------  -------------

Current
  Federal       $    900,989   $   (359,000)  $   (272,000)
  State              220,302
                ------------   ------------   ------------
                   1,121,291       (359,000)      (272,000)
                ------------   ------------   ------------
Deferred
  Federal            108,961     (1,255,995)  $   (630,000)
  State              286,521       (406,107)      (199,000)
                ------------   ------------   ------------
                     395,482     (1,662,102)      (829,000)
                ------------   ------------   ------------
TOTAL           $  1,516,773   $ (2,021,102)  $ (1,101,000)
                ============   ============   ============

     The significant components of deferred income tax expense (benefit) are as follows:
                                           Years Ended December 31,
                                        1995          1994          1993
                                    ------------  ------------  ------------
 Temporary differences, net         $   (296,705) $    (63,566) $   (829,000)
 Federal net operating loss
   carryforwards                       1,452,299    (2,772,492)           --
 State net operating loss
   carryforwards                         355,506      (350,212)           --
 Valuation allowance                  (1,115,618)    1,615,618            --
 Additional refund received                            (91,450)           --
                                    ------------  ------------  ------------
                                    $    395,482  $ (1,662,102) $   (829,000)
                                    ============  ============  ============

     Deferred tax assets - net included in the Consolidated Statements of Financial Condition are as follows:

                                     Year Ended December 31,
                                       1995          1994
                                   ------------- -------------
Temporary differences resulting in
 future deductible amounts         $    433,427  $    277,218
Federal net operating loss            1,320,193     2,772,492
 carryforwards
State net operating loss                125,550       377,212
 carryforwards
                                   ------------  ------------
  Deferred tax assets                 1,879,170     3,426,922
                                   ------------  ------------

Temporary differences resulting in
 future taxable amounts                      --       (36,652)
                                   ------------  ------------
  Deferred tax liability                     --       (36,652)
                                   ------------  ------------
  Valuation allowance                  (500,000)   (1,615,618)
                                   ------------  ------------
  Deferred tax asset - net         $  1,379,170  $  1,774,652
                                   ============  ============

     The Company has federal and state net operating loss carryforwards of approximately $3,819,000 and $1,350,000 which expire in 2009. The tax effect of the net operating loss carryforwards, net of a valuation allowance, has been recorded as Management believes it is more likely than not that the Company will realize this asset. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. The Company experienced such a change in 1995, which will limit the use of the federal net operating loss carryforward to $2,044,000 per year.
     Reconciliations of the provision for income taxes (benefit) to the expected income tax based on statutory rates are as follows:

                                            Years Ended December 31,
                                        1995           1994           1993
                                   -------------  -------------  -------------
Provision (benefit) - Federal
statutory rate                     $   2,292,050  $  (3,267,225) $    (988,000)
Increase (decrease) in income taxes
 resulting from:
  Valuation allowance                 (1,115,618)     1,615,618             --
  State taxes net of Federal tax
  benefit                                404,479       (262,005)       (95,700)
  Other                                  (64,138)      (107,490)       (17,300)
                                   -------------  -------------  -------------
                                   $   1,516,773  $  (2,021,102) $  (1,101,000)
                                   =============  =============  =============

NOTE 11.  RELATED PARTY TRANSACTIONS
     In September 1993, three shareholders loaned a total of $3,086,000 to JBOH. JBOH then contributed cash to RKSI, increasing its investment in the subsidiary. At December 31, 1993 the unpaid balance was $1,856,000. Related interest expense for 1993 was $32,788. During 1994, one shareholder loaned an additional $3,500,000, while two other shareholders were repaid a total of $1,265,095; the total shareholder loan outstanding at December 31, 1994 was $4,090,905. Related interest expense for 1994 was $263,487. At December 31, 1994, all shareholder loans were payable on demand.
     In March, 1995, the Company restructured 100% of its $5,031,000 ($4,090,905 at December 31, 1994) demand debt to term debt in the form of senior secured convertible notes with a thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional $2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt. The total shareholder loan outstanding at December 31, 1995 was $4,622,543. Related interest expense for 1995 was $520,297.
     Future annual payments including interest required under the terms of the senior secured convertible notes are as follows:

                      Year ending December 31:
                        1996               $       710,043
                        1997                     4,540,895
                                           ---------------
                                           $     5,250,938
                                           ===============

     During 1995, in connection with opening and maintaining a representative office in Switzerland, JBOC reimbursed a company controlled by a significant shareholder of the Company approximately $800,000 in expenses which are included in the consolidated statement of operations. In October 1995, the representative office became a branch office of JBOC.


NOTE 12.  STOCKHOLDERS' EQUITY (DEFICIT)
     The Company has adopted a stock option plan (the `Plan'') pursuant to which 453,000 shares of common stock have been reserved for issuance to officers and full-time employees of the Company. The Plan is administered by the Company's Board of Directors which determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price, which shall not be less than market value.
     In the third quarter of 1994 as part of the sale of stock to raise capital of $1,000,000, investors received 1,111,111 Series A Warrants to purchase one additional share of stock at $0.85, expiring on August 1, 1996 and 1,111,111 Series B Warrants to purchase one additional share of stock at $0.90 expiring on August 1, 1997. In addition, during 1994, four employees and a director received options to purchase 460,000 shares.
     In the second quarter of 1993 as part of the sale of stock to raise capital of $2,000,000, each investor received a warrant to purchase one additional share of stock at the exercise price of $1.25 for each share originally purchased; such exercise must occur within 18 months of the original investment.
     Changes in stock options/warrants for the years ended December 31, 1995, 1994, and 1993 are summarized below:
                                        1995          1994          1993
                                   ------------- ------------- -------------
Outstanding, beginning of the year   2,482,222     2,100,000         8,250
Granted                                465,000     2,682,222     2,100,000
Exercised                           (2,222,222)           --        (2,750)
Canceled / expired                          --    (2,300,000)       (5,500)
                                   -----------   -----------   -----------
Outstanding at end of year             725,000     2,482,222     2,100,000
                                   ===========   ===========   ===========
     Subsequent to December 31, 1995, additional stock options were issued.

NOTE 13.  REGULATORY REQUIREMENTS
     JBOC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JBOC has elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below five percent of aggregate debits.
     At December 31, 1995 JBOC had net capital of $12,494,561, which was 8.6% of aggregate debit balances and $9,598,267 in excess of the minimum amount required. At December 31, 1994, JBOC had net capital of $2,676,782, which was 3.8% of aggregate debit balances and $1,274,386 in excess of the minimum amount required.

NOTE 14.  COMMITMENTS, CONTINGENT LIABILITIES AND OTHER
     The Company offers its employees participation in a 401(k) savings plan. Eligible employees are able to contribute a portion of their compensation. The Company matches 25% of these contributions up to 6% of the employees wage. Expense for 1995 amount to $17,420.
     The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which follow:
a)In an arbitration matter the claimant seeks rescission of certain sales in his customer account and damages of $750,000. The claimant alleged that RKSI and current and former principals breached fiduciary duties and failed to disclose material information. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
b)In a Class Action filed against OTRA Clearing Inc., plaintiffs allege that OCI. knowingly cleared unregistered securities for its former correspondent broker Hamilton Williams. The Company successfully demurred to four Amended Complaints; however, the Court allowed the fifth Amended Complaint to stand, and the parties are conducting additional discovery. The Company anticipates filing a Motion to Decertify the Class, and Management will continue to vigorously defend this matter.
c)In an arbitration matter filed with the NASD, the claimants are a group of investors who sold short FCMI stock. Claimants did not have an account with RKSI, however, they have alleged that RKSI is responsible for the damages Claimants realized when their short positions in FCMI were bought in. Claimants are seeking damages in the amount of $740,000, plus punitive damages. The proceeding has been stayed pending determination of whether Claimants are members of the FCMI class action and bound by the settlement agreement entered therein. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
d)In an arbitration matter filed in October 1994, the claimants allege that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI; JBOH has been named as the parent company. Claimants seek damages in the amount of $482,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
e)In an arbitration matter, the claimant alleges that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, failure to disclose material information, and failure to supervise. JBOH has been named as the parent company to RKSI. Claimant seeks damages in the amount of $525,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
f)In an action commenced in March 1995, in the United States District Court of New York. A claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer and counter claim by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
     The ultimate outcome of these uncertainties discussed above is unknown. Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

     Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1995, were as follows:

                   Year ending December 31:
                     1996                       950,198
                     1997                     1,067,946
                     1998                       998,913
                     1999                       930,212
                     2000                       976,240
                     Thereafter               2,543,143
                                        ---------------
                                        $     7,466,652
                                        ===============

     The Company received certain concessions for a lease included above which is being amortized ratably over the lease term.
Rent expense was as follows:

                  Year ending
                  December 31:
                    1995                $  822,873
                    1994                   969,395
                    1993                   904,393

     The Company has an Employee Stock Ownership Plan which covers employees of the Company. Contributions to the Plan are determined annually by the Board of Directors of the Company. No contributions have been made for the years ended December 31, 1995, 1994, and 1993.
NOTE 15.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
     In the normal course of business, JBOC's customer and correspondent clearance activities involve the execution, settlement and financing of various securities and financial instrument transactions. In the event the customers or correspondents are unable to fulfill their contractual obligations, JBOC may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss.
     As a part of its normal brokerage activities, JBOC sells securities not yet purchased ("short sales") for its own account. The establishment of short positions exposes JBOC to an off-balance sheet market risk in the event prices increase, as JBOC may be obligated to acquire the securities at prevailing market prices.
     JBOC's customer securities activities are transacted on either a cash or margin basis. In a margin transaction, JBOC extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. In addition, JBOC executes and clears customer transactions involving the sale of securities not yet purchased ("short sales") and the writing of option contracts. Such transactions may expose JBOC to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy its obligations, JBOC may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.
     JBOC seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. JBOC monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or to reduce positions, when necessary. Additionally, JBOC requires clearing deposits from the correspondents.
     JBOC is a market-maker for public corporations representing a wide variety of industries whose securities are traded in the NASD's Automated Quotation System (`NASDAQ''), the NASDAQ National Market System and, to a minor extent, on the NASD Bulletin Board. JBOC selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its correspondents' clients. Market making activities may result in concentration of securities which may expose JBOC to additional off-balance-sheet risk.
     In the normal course of business, JBOC executes, as agent or principal, transactions on behalf of customers. If the agency or principal transactions do not settle because of failure to perform by either the customer or the counterparty, JBOC may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the securities are different from the contract amount of the transactions.
     JBOC does not anticipate nonperformance by customers or counterparties in the above situation. JBOC's policy is to monitor its market exposure and counterparty risk. In addition, JBOC has a policy of reviewing, as considered necessary, the credit standing of each customer with which it conducts business.
     JBOC arranges secured financing by pledging securities owned and unpaid customer securities for short term borrowings, securities loaned and to satisfy margin deposits of clearing organizations. JBOC also actively participates in the borrowing and lending of securities. In the event the counterparty in these and other securities loaned transactions is unable to return such securities pledged or repay the deposit placed with them, JBOC may be exposed to the risks of acquiring the securities at prevailing market prices or holding collateral possessing a market value less than that of the related pledged securities.
JBOC controls the risks by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary.


NOTE 16.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                           1995          1994          1993
                                      ------------- ------------- -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                            $  4,457,909  $  1,610,734  $  756,111
  Income taxes                             500,000            --     159,135
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 On June 5, 1995 $2,000,000 of the 9%
 Senior Secured Convertible Note was
 exchanged for 200,000 shares of $10
 par value non-voting convertible
 preferred stock.  See Note 11:
 Related Party Disclosures.
  Increase in equity through the         2,000,000            --          --
  reduction of debt
  Market value of stock borrowed from
  shareholders on date of borrow                --     1,049,600          --
 The Company sold Oxford Transfer &
 Registrar Agency, Inc., a subsidiary,
 on May 31, 1994.  In conjunction with
 the sale, the following schedules the
 cash and non-cash portion of the
 transaction:
  Fair value of assets sold                              (25,562)
  Cash proceeds from the sale                             32,465
  Note receivable                                         40,000
                                                    ------------
  Gain recognized on the sale                             46,903
                                                    ============
 In August 1994 the Company reverted
 ownership of the five Houlihan
 Valuation subsidiaries to the
 individual valuation personnel.  In
 conjunction with the subsidiary
 dispositions, the following schedules
 the cash and non-cash portion of the
 transaction:
  Fair value of assets sold                               69,853
  Cash given up                                          (49,030)
                                                    ------------
  Gain recognized on the sale                            (20,823)
                                                    ============

NOTE 17.  UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION
     Below is selected quarterly financial data for each fiscal quarter during the years ended December 31, 1995 and 1994. This information should be read in conjunction with the consolidated financial statements included elsewhere herein.
                   First       Second        Third       Fourth
                  Quarter      Quarter      Quarter      Quarter       Total
                -----------  -----------  -----------  -----------  -----------
1995
- ----
Revenues        $ 5,265,062  $ 8,618,339  $11,912,823  $13,809,133  $39,605,357
Income before        16,088    1,403,323    2,490,803    2,831,107    6,741,321
 taxes
Net income            9,688      841,723    1,494,804    2,878,333    5,224,548
Primary
 earnings per
 share                 --            .12          .16          .28          .62
Fully diluted
 earnings per
 share                 --            .08          .10          .18          .40

1994
- ----
Revenues        $ 6,390,433  $ 5,425,392  $ 3,045,023  $ 1,650,512  $16,511,360
Loss before        (490,455)  (1,724,978)  (3,942,381)  (3,451,670)  (9,609,484)
 taxes
Net (loss)         (319,455)  (1,122,978)  (2,560,381)  (3,585,568)  (7,588,382)
Net (loss) per
 share                 (.06)        (.21)        (.42)        (.56)       (1.33)

     During the fourth quarter of 1995, Management made an adjustment to the valuation allowance of the deferred tax asset of $1,115,618. This reduced income tax expense during this period.
     Quarterly earnings per share for 1995 has been restated as convertible preferred stock is not a common stock equivalent.

NOTE 18.  NEW ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.
     Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation": (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquire goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statements disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.

       SCHEDULE I.  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            JB OXFORD HOLDINGS, INC.
                       STATEMENTS OF FINANCIAL CONDITION
                                                           December 31,
                                                       1995           1994
                                                  -------------  -------------
ASSETS:
Cash and cash equivalents                         $     708,357  $      18,471
Investment in subsidiaries                           14,674,072      7,256,922
Income taxes refundable                                      --        359,000
Deferred income taxes  (Net of valuation
 allowance of $500,000 and $1,615,618)                1,379,170      1,774,652
Other assets                                            598,882        742,360
                                                  -------------  -------------
TOTAL ASSETS                                      $  17,360,481  $  10,151,405
                                                  =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
 LIABILITIES:
  Accounts payable and accrued liabilities            2,292,363      2,075,637
  Net payables to subsidiaries                          215,310        736,739
  Income taxes payable                                  621,291             --
  Loans from stockholders                             4,622,543      4,090,905
  Notes payable                                       1,165,037      3,847,206
                                                  -------------  -------------
 TOTAL LIABILITIES                                    8,916,544     10,750,487
                                                  -------------  -------------
 COMMITMENTS AND CONTINGENT LIABILITIES

 STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock ($10 par value
   200,000 shares authorized; 200,000 and 0
   shares issued and outstanding)                     2,000,000             --
  Common stock  ($.01 par value 100,000,000
   shares authorized; 8,655,205 and 6,432,983
   shares issued and outstanding)                        86,552         64,330
  Additional paid-in capital                          9,447,296      7,525,074
  Accumulated deficit                                (3,089,911)    (8,188,486)
                                                  -------------  -------------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 8,443,937       (599,082)
                                                  -------------  -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                        $  17,360,481  $  10,151,405
                                                  =============  =============

           See accompanying notes to Condensed Financial Information


                            JB OXFORD HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                      For The Years Ended December 31
                                      1995          1994          1993
                                  ------------  ------------  ------------
REVENUES                            2,173,421       532,373       681,383
                                  -----------   -----------   -----------
EXPENSES
 General and administrative         1,915,569     3,449,380     1,264,285
 Interest expense                     550,509       340,494        48,256
 Bad debt expense                    (178,129)      192,951     1,053,041
                                  -----------   -----------   -----------
 Total Expenses                     2,287,949     3,982,825     2,365,582
                                  -----------   -----------   -----------
 Income (Loss) before equity
 interest in subsidiary income       (114,528)   (3,450,452)   (1,684,199)
 Equity interest in subsidiary
 income (loss)                      6,855,849    (6,159,032)   (1,223,684)
                                  -----------   -----------   -----------
 Income (Loss) Before Income
 Taxes                              6,741,321    (9,609,484)   (2,907,883)
 Income Tax Provision (Benefit)     1,516,773    (2,021,102)   (1,101,000)
                                  -----------   -----------   -----------
 Net Income (Loss)                $ 5,224,548   $(7,588,382)  $(1,806,883)
                                  ===========   ===========   ===========

                            JB OXFORD HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                              For The Years Ended December 31
                                              1995          1994         1993
                                          ------------ ------------- -----------
Net cash provided by (used in) operating
 activities                               $ 3,037,946  $ (1,231,886) $(628,394)
                                          -----------  ------------  ----------
Cash flows from investing activities:
 Investment in subsidiaries                (4,000,000)   (1,409,581)(7,065,598)
 Sale of subsidiaries                              --       141,581         --
 Capital expenditures                         (16,000)      (29,320)   (69,332)
                                          -----------  ------------  ----------
Net cash used in investing activities      (4,016,000)   (1,297,320)(7,134,930)
                                          -----------  ------------  ----------
Cash flows from financing activities:
 Notes payable                             (2,682,169)     (694,887) 3,909,752
 Loans from stockholders                    2,531,638     2,234,905  1,856,000
 Issuance of stock                          1,944,444     1,000,000  2,002,338
 Payment of cash dividends - preferred
  stock                                      (125,973)           --         --
                                          -----------  ------------  ----------
Net cash provided by financing activities   1,667,940     2,540,018  7,768,090
                                          -----------  ------------  ----------
Net increase in cash and cash equivalents     689,886        10,812      4,766
Cash and cash equivalents at beginning of
 year                                          18,471         7,659      2,893
                                          -----------  ------------  -----------
Cash and cash equivalents at end of year  $   708,357  $     18,471  $   7,659
                                          ===========  ============  ===========

           See accompanying notes to Condensed Financial Information


                            JB OXFORD HOLDINGS, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE 1.   BASIS OF PRESENTATION
     The parent company only financial statements present JB Oxford Holdings, Inc.'s statements of financial condition, operations and cash flows by accounting for the investment in its consolidated subsidiaries on the equity method.
     The accompanying condensed financial information should be read with the consolidated financial statements and notes to consolidated financial statements.

NOTE 2.   REVENUES
     The Company receives substantially all of its revenues from its subsidiaries. Management fees of $2,000,000 were received from JBOC in 1995. The balance of the revenues for 1995 and 1994 and 1993 consists of rents received from subsidiaries for office space and furniture and equipment.

NOTE 3. RESTRICTIONS ON THE TRANSFER OF FUNDS FROM SUBSIDIARY TO THE PARENT JBOC, as part of its normal broker/dealer activity has minimum capital requirements as imposed by regulatory agencies which restricts the amount of funds that can be transferred to the Parent Company. See Note 13 to the consolidated financial statements for discussion of these requirements.
NOTE 4.   LOANS FROM STOCKHOLDERS
     In September 1993, three shareholders loaned a total of $3,086,000 to JBOH. JBOH then contributed cash to RKSI, increasing its investment in the subsidiary. At December 31, 1993 the unpaid balance was $1,856,000. Related interest expense for 1993 was $32,788. During 1994, one shareholder loaned an additional $3,500,000, while two other shareholders were repaid a total of $1,265,095; the total shareholder loan outstanding at December 31, 1994 was $4,090,905. Related interest expense for 1994 was $263,487. At December 31, 1994, all shareholder loans were payable on demand.
     In March, 1995, the Company restructured 100% of its $5,031,000 ($4,090,905 at December 31, 1994) demand debt to term debt in the form of senior secured convertible notes with a thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional $2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt. The total shareholder loan outstanding at December 31, 1995 was $4,622,543. Related interest expense for 1995 was $520,297.
     Future annual payments including interest required under the terms of the senior secured convertible notes are as follows:

                           Year ending
                           December 31:
                             1996               $    710,043
                             1997                  4,540,895
                                                ------------
                                                $  5,250,938
                                                ============

NOTE 5.   COMMITMENTS AND CONTINGENT LIABILITIES
     The Company is a defendant in several lawsuits and arbitrations the most significant of which follows:
a)In an arbitration matter filed in October 1994, the claimants allege that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI; JBOH has been named as the parent company. Claimants seek damages in the amount of $482,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
b)In an arbitration matter, the claimant alleges that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, failure to disclose material information, and failure to supervise. JBOH has been named as the parent company to RKSI. Claimant seeks damages in the amount of $525,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
c)In an action commenced in March 1995, in the United States District Court of New York. A claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer and counter claim by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
     The ultimate outcome of these uncertainties discussed above is unknown. Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.
     Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1994, were as follows:

                   Year ending
                   December 31:
                     1996                         950,198
                     1997                       1,067,946
                     1998                         998,913
                     1999                         930,212
                     2000                         976,240
                     Thereafter                 2,543,143
                                        -----------------
                                        $       7,466,652
                                        =================

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            Additions
                               Balance at   charged to
                              beginning of  costs and                 Balance at
                                 period      expenses    Deductions     end of
                                                                        period
1995
- ----                          -----------  ----------   -----------  ----------
Allowance for:
Receivable from broker/
 dealers and clearing
 organizations                $2,103,802   $       --   $       --   $2,103,802
 Customer Accounts             4,119,204      236,449      (22,362)   4,333,291
 Other Receivables             1,815,014      164,779           --    1,979,793
 Deferred tax asset            1,615,618                (1,115,618)     500,000

1994
- ----
Allowance for:
Receivable from broker/
 dealers and clearing
 organizations                $2,090,859   $   12,943   $       --   $2,103,802
 Customer Accounts             4,103,609      921,865     (906,270)   4,119,204
 Other Receivables             1,960,014           --     (145,000)   1,815,014
 Deferred tax asset                   --    1,615,618           --    1,615,618

1993
- ----
Allowance for:
Receivable from broker/
 dealers and clearing
 organizations                $  927,182   $1,479,823   $ (316,146)  $2,090,859
 Customer Accounts               606,012    4,103,609     (606,012)   4,103,609
 Other Receivables             1,143,300      816,714           --    1,960,014


Deductions represent amounts written off.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no changes in and or disagreements with the accountants on accounting or financial disclosures.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the directors and executive officers of the Registrant followed by their business experience:

          Name            Age          Position              Period Served
- ----------------------  -----  ------------------------ ---------------------
EXECUTIVE OFFICERS
- ------------------
Stephen Rubenstein         52  Director, President, CEO Since March 1994
                                                        (Director since May
                                                        1994)

Bruce A. Cole              48  Executive Vice           Since March 31, 1994
                               President; General
                               Counsel
Mitchell S.T. Wine         38  Director, Secretary      Since August 1993

Michael J. Chiodo          38  Acting CFO               Since May 1994

DIRECTORS
- ---------
Richard Houlihan           56  Director                 Since 1989

John Broome                63  Director                 Since August 1995

Jose Abadin                35  Director                 Since June 1994
                               VP Sales of JBOC         (Director since August
                                                        1995)

Timothy Tyrrell            35  Director                 Since December 1993
                               VP Trading of JBOC       (Director since August
                                                        1995)


BUSINESS EXPERIENCE
- -------------------

STEPHEN M. RUBENSTEIN
     President and CEO of Registrant and JBOC, August 1994 to present. Chief Administrative Officer of RKSI and JBOC, March 1994 to August 1994. Financial Consultant specializing in services to financial industry participants and attorneys, June 1992 - March 1994. Managing Director, Price Waterhouse, Financial Services Industry Group, December 1990 - June 1992. Chief Operations Officer and Chief Financial Officer and Treasurer, Cantor Fitzgerald & Co., 1985
- - 1990. Mr. Rubenstein holds a BS degree in Accounting from Bernard Baruch College, NYC, 1968 and is currently affiliated with AICPA, California Society of CPA's, SIA and Association of Western Securities Management.


BRUCE A. COLE
     General Counsel and Executive Vice President, JB Oxford Holdings, Inc., March 1994 to present. Special Counsel to Rubenstein & Perry, emphasis on business and corporate law with extensive involvement in corporate restructuring and securities industries matters, 1991 - March 1994. Founding partner in the law firm of Hendrickson, Higbie & Cole, 1989 to 1991. Mr. Cole received a BA in Philosophy from the University of California at Los Angeles in 1968, and a JD from the University of San Francisco in 1976.


MITCHELL S.T. WINE
     Vice President of WSP Marketing International Ltd., a sales promotion and marketing firm, Toronto, Ontario, 1990-present. Received Masters in Business & Administration from Columbia University, New York, NY, 1989. Admitted to California State Bar in 1985. Admitted to Province of Ontario Bar, 1982. Practiced law with McCarthy Tetrault in Toronto, Ontario, 1982-1988. Mr. Wine received a law degree (LL.B.) from University of Toronto, Toronto, Ontario:
Awarded Dean's key on graduation, 1982. Received Bachelor of Arts degree Cum Laude from Queen's University in Kingston, Ontario, 1979.


MICHAEL J. CHIODO
     Acting Chief Financial Officer, JB Oxford Holdings, Inc., August 1994 to present. Chief Financial Officer, JB Oxford & Company, January 1994 to present. Mr. Chiodo was previously employed by Reynolds Kendrick Stratton, Inc. from August 1990 to December 1993, where he was named the Chief Financial Officer in October 1992. He is a former partner of the accounting firm of Sorensen Chiodo & May. Mr. Chiodo received a BS in Accounting from Westminster College in Salt Lake City, Utah in 1978. Mr. Chiodo is a Certified Public Accountant and is affiliated with AICPA.


RICHARD HOULIHAN
     Principal, Houlihan Valuation Advisors, 1985 - present. Mr. Houlihan was the founder, former CEO (1970-1985), and current part-owner of Houlihan Lokey Howard & Zukin Inc., 1970 - present. Financial Vice President of Carr-Sigoloff Industries, 1969 - 1970. Former manager in the management consulting division, Price Waterhouse & Company, 1962 - 1969. Mr. Houlihan holds a BS in accounting from Brigham Young University, 1962, and a Master of Valuation Science (MVS) from Lindenwood College, 1991. Mr. Houlihan is a CPA, an Accredited Senior Appraiser (ASA), a Senior Member of the Member of the American Society of Appraisers, Business Valuation and Certified General Appraiser. Mr. Houlihan is a member of the AICPA and the California and Nevada Society of CPA's.


JOHN BROOME
     Mr. Broome is a retired Chartered Accountant (the Canadian equivalent of a U.S. Certified Public Accountant). Mr. Broome was formerly the Managing Partner of KPMG, Montreal office, 1974 - 1988. Among his professional assignments was assisting in taking Air Canada public, in 1990. Mr. Broome is currently active as a Director in several private and public companies, including Delhi Industries, Toronto; CompAs Electronics, Ottawa; and Trustee, Franklands Foundation, Montreal; his duties include chairing the Audit Committees of many of these Boards. Mr. Broome received a degree in Commerce from McGill University in Montreal, 1954; became a Chartered Accountant in 1958, and received an honorary designation as Fellow Chartered Accountant in 1989.


JOSE ABADIN
     Vice President and the Director of National Sales of JB Oxford & Company, the Company's broker-dealer subsidiary, June 1994 to present. He was District Branch Manager, Olde Discount Stockbrokers, 1991-June 1994; Stockbroker, Shearson Lehman Hutton, 1987-1991 and Stockbroker, R.G. Dickinson & Company, 1985-1987. Mr. Abadin received a B.S. degree in Biology from Tulane University, New Orleans, 1983.


TIMOTHY J. TYRRELL
     Vice President of Trading of JB Oxford & Company, the Company's broker-dealer subsidiary, December 1993 to present. He was Manager of Trading, H.J. Meyers & Company, 1990-1993; Institutional Sales and Trading, Morgan, Olmstead, Kennedy, Gardner, 1984-1990. Mr. Tyrrell attended Suffolk Community College in New York, 1978-1980.


INVOLVEMENT IN LEGAL PROCEEDINGS
- --------------------------------
     There are no events that occurred during the past five years for any of the above named persons that would require disclosure under this section.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
- -------------------------------------------------
     Section 16(a) of the Securities Exchange Act requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.
     As of February 29, 1996, based on copies of such reports furnished to the Company, there were no reportable untimely filings under Forms 3,4, or 5 by persons subject to Section 16(a) of the Securities Exchange Act of 1934, except as follows: Stephen Rubenstein filed a late Form 4 reporting option grants; Bruce Cole filed a late Form 4 reporting option grants; Mitchell Wine filed a late Form 4 reporting option grants; Richard Houlihan filed a late Form 4 reporting option grants; John Broome filed a late initial statement of beneficial ownership reporting option grants; Jose Abadin filed a late initial statement of beneficial ownership reporting option grants; and Timothy Tyrrell filed a late initial statement of beneficial ownership reporting option grants.
     See `Item 12. Security Ownership of Certain Beneficial Owners and Management''below for beneficial owners of more than ten percent or any other person subject to disclosure per Section 16 of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth the annual compensation for those serving as executive officers and directors as of December 31, 1995 and compensated by the Company or any of its subsidiaries for each of the last three completed fiscal years.
                                                                     Long Term
                                                                   Compensation
                                                                   -------------
                                     Annual Compensation
                            --------------------------------------

                                                                      Options
                                                                      Granted
                               Salary    Commission      Bonus        (shares)
                            -----------  -----------  -----------   -----------
                       Year
                       -----

Stephen Rubenstein     1995 $   213,956           --           --      100,000
Director, CEO          1994     150,800           --           --      100,000
                       1993          --           --           --           --

Bruce A. Cole          1995     189,250           --           --       40,000
Exec Vice President    1994     129,595           --           --       40,000
 General Counsel       1993          --           --           --           --

Mitchell S.T. Wine     1995       9,500           --           --       25,000
Secretary, Director    1994          --           --           --           --
                       1993          --           --           --           --

Michael J. Chiodo      1995     102,575           --       26,000           --
Acting CFO             1994     100,000           --           --           --
                       1993      92,417           --           --           --
Richard Houlihan       1995      15,500           --           --       25,000
Director               1994      31,632           --           --           --
                       1993      58,286           --           --           --

John Broome            1995       5,875           --           --       25,000
Director               1994          --           --           --           --
                       1993          --           --           --           --

Jose Abadin            1995     107,251      380,838           --           --
Director               1994      41,477       62,497           --       50,000
VP Sales of JBOC       1993          --           --           --           --

Timothy Tyrrell        1995      84,386      195,396        1,500       50,000
Director               1994      84,000      437,994           --           --
VP Trading of JBOC     1993      63,000      123,493           --           --

     This table excludes the value of certain incidental personal benefits. The incremental cost to the Company of providing such incidental personal benefits did not, for the current year, exceed the lesser of $50,000 or 10% of annual salary and bonus for any of the respective individuals named in the table as set forth.
     Outside directors are compensated $2,500 for each quarterly meeting attended. The chairmen of the compensation committee and audit committee receive an additional $5,000 and $7,500 a year respectively for their duties. Employee directors are not compensated for meeting attendance.



                                                      JB OXFORD HOLDINGS, INC.
                                                 OPTION GRANTS IN THE CURRENT YEAR
                                                              12-31-95

The following table summarizes individual grants of stock options made during the current year to each of the named executive officers.

       ( a )                         ( b )         ( c )        ( d )                     ( e )                 ( f )
                                                                                                      Potential Realized Value
                                                                                                    ----------------------------
                                                 % of Total
                                   Number of      Options
                                  Securities     Grants to                                           at 5% stock    at 10% stock
                                  Underlying     Employees     Exercise    Date First  Expiration     price           price
        Name         Grant Date     Options     during Year  Price ($/sh) Exercisable     Date       appreciation   appreciation
- ------------------- -----------  -------------  -----------  ------------ -----------  -----------  ------------   ---------------

Stephen Rubenstein     1-1-95          25,000                    1.00        1-1-95       1-1-05          15,725         39,852
                       4-1-95          25,000                    1.41        4-1-95       4-1-05          22,172         56,191
                       7-1-95          25,000                    1.50        7-1-95       7-1-05          23,588         59,778
                      10-1-95          25,000                    2.03       10-1-95      10-1-05          31,922         80,900
                                 ------------                                                       ------------   ------------
                                      100,000         53%                                                 93,407        236,721
                                 ============                                                       ============   ============

Bruce Cole             1-1-95          10,000                    1.00        1-1-95       1-1-05           6,290         15,941
                       4-1-95          10,000                    1.41        4-1-95       4-1-05           8,869         22,477
                       7-1-95          10,000                    1.50        7-1-95       7-1-05           9,435         23,911
                      10-1-95          10,000                    2.03       10-1-95      10-1-05          12,767         32,360
                                 ------------                                                       ------------   ------------
                                       40,000         21%                                                 37,361         94,689
                                 ============                                                       ============   ============

(a) Name of the executive officer
(b) The number of securities underlying the options granted.
(c) For the options granted, its % of total options granted to employees in the current year.
(d) Exercise price per share
(e) Expiration date
(f) Potential realized value at assumed annual rates of stock price appreciation of 5% & 10% compounded for the option term.

                                                      JB OXFORD HOLDINGS, INC.
                             AGGREGATED OPTION EXERCISES DURING THE YEAR AND OPTION VALUES AT YEAR END
                                                              12-31-95


The following table summarizes any options exercised during the current year by each of the named executive officers, and the year-
end value of unexercised options on an aggregate basis.


       ( a )              ( b )             ( c )                   ( d )                         ( e )
                     Shares Acquired   Value Realized        Shares Unexercised           Value of Unexercised
       Name            on Exercise       on Exercise      Exercisable/Unexercisable     Exercisable/Unexercisable
- ------------------  ----------------  ----------------  ----------------------------- -----------------------------

Stephen Rubenstein            --                --            200,000             --        347,000             --

Bruce Cole                    --                --             80,000             --        138,800             --

Mitchell Wine                 --                --                 --         25,000             --         21,813

Richard Houlihan              --                --                 --         25,000             --         21,813

John Broome                   --                --                 --         25,000             --         21,813

Jose Abadin                   --                --             50,000             --         78,125             --

Timothy Tyrrell               --                --                 --         50,000             --         43,625


(a) Name of the executive officer
(b) The number of shares received upon exercise of the option.
(c) The aggregate dollar value realized upon exercise of the option.
(d) The total number of securities underlying unexercised options held at the end of the current year which are exercisable/unexercisable.
(e) The aggregate dollar value of in-the-money, unexercised options held at the end of the fiscal year, which are exercisable/unexercisable.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is currently comprised of the following Directors who were elected to the committee on September 29, 1995. Newly elected to the committee in the current year was John Broome. All other members were re-elected.

          Richard Houlihan, Chair
          John Broome
          Mitchell S.T. Wine

     Richard Houlihan is an officer of Houlihan Valuation Advisors (HVA). HVA, up until September 1994 was a subsidiary of the registrant. It has been sold, and Mr. Houlihan's only affiliation to the registrant now is as a director.

     Mitchell S.T. Wine also serves as the Secretary of the Company, in addition to his responsibilities on the Compensation Committee.

     As required under Item 402(j)(1)(iii) and 402(j)(3) of Regulation S-K, none of the members of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.



PERFORMANCE TABLE
- -----------------
     The Company's common shares are traded on the National Association of Securities Dealers Automated Quotations (`NASDAQ'') under the trading symbol JBOH. The Performance Graph and table below shows changes over the past five years in the value of $100 invested in (1) JB Oxford Holding, Inc.'s Common Stock, and (2) the NASDAQ Financial Industry Index. The performance of the index and the Company's Common Stock assumes the reinvestment of all dividends.


                Comparison of Five Year Cumulative Total Return
        Between JB Oxford Holdings, Inc. and The NASDAQ Financial Index
                                 Base Year 1990

Performance Table
- -----------------
                                     Closing               Index
                       JBOH closing   Price     NASDAQ    compared
                          price     compared     Index    to base
                                     to base                year
                                      year
                       ----------  ---------   -------    -------
BASE YEAR   12/31/90   $   3.375       100      96.641      100
            12/31/91       5.625       167     149.540      155
            12/31/92       4.500       133     213.884      221
            12/31/93       1.125        33     248.587      257


            12/31/94       1.000        30     249.168      258
            12/31/95       2.813        83     363.023      376



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth those individuals who beneficially owned more than five percent of the Company's Common Stock as of February 29, 1996. In addition, the number of shares of the Company's Common Stock beneficially owned by each director and officer, and the number of shares beneficially owned by the directors and executive officers of the Company as a group, as of February 29, 1996 are disclosed below in the same table. The information was furnished to the Company by the identified individuals and by the Company's Transfer Agent.

                             Amount and Nature of     Percent of Common
        Name                 Beneficial Ownership     Shares Outstanding
- -------------------          --------------------     ------------------
BENEFICIAL OWNERS OF MORE THAN 5%
- ---------------------------------
Walter E. Senior                      490,000     (1)            5.6%
P.O. Box 641033
Los Angeles, CA  90064

Felix A. Oeri                         946,668                   10.9%
Peter Merian-Strasse 50
CH-4002 Basel, Switzerland

EXECUTIVE OFFICERS
- ------------------
Stephen Rubenstein                    235,000     (2)            2.6%
Bruce A. Cole                          90,000     (3)            1.0%

DIRECTORS
- ---------
Richard Houlihan                       95,800     (4)            1.1%
Mitchell S.T. Wine                    185,000     (5)            2.1%
John Broome                            25,000     (6)             --  (9)
Jose Abadin                            50,000     (7)             --  (9)
Timothy Tyrrell                        50,000     (8)             --  (9)

DIRECTORS & EXECUTIVE OFFICERS AS A GROUP
- -----------------------------------------
                                      730,800                    8.0%

   (1)Includes 50,000 shares which may be acquired upon exercise of options.
   (2)Includes 225,000 shares which may be acquired upon exercise of options.
   (3)Includes 90,000 shares which may be acquired upon exercise of options.
   (4)Includes 25,000 shares which may be acquired upon exercise of options.
   (5)Includes 25,000 shares which may be acquired upon exercise of options.
   (6)Includes 25,000 shares which may be acquired upon exercise of options.
   (7)Includes 50,000 shares which may be acquired upon exercise of options.
   (8)Includes 50,000 shares which may be acquired upon exercise of options.
   (9)Less than 1%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1995, all transactions involving officers or directors of the Company were considered by Management to be adequately disclosed elsewhere in the 10-K as part of Note 11 to the Financial Statements.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:
                                                                           Page

Independent Auditors' Report                                                  22
Consolidated Statements of Financial Condition
 December 31, 1995 and 1994                                              23 - 24
Consolidated Statements of Operations
 Years Ended December 31, 1995, 1994 and 1993                                 25
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
 Years Ended December 31, 1995, 1994 and 1993                                 26
Consolidated Statements of Cash Flows
 Years Ended December 31, 1995, 1994 and 1993                                 27
Notes to Consolidated Financial Statements                               28 - 40
Financial Statement Schedule I - Condensed Financial Statements
 (Parent Company Only)                                                   41 - 44
Financial Statement Schedule II - Valuation and Qualifying Accounts           45

Listed below are exhibits as required by Item 601 of Regulation S-K:



Exhibit No                    Description
- ----------                    -----------

3.1 Articles of Incorporation of JBOH, as amended, October 16, 1990 (incorporated herein by reference to Exhibit 1 of JBOH's Current Report on Form 8-K, dated October 30, 1990, filed with the Commission).
3.2 By-Laws of JBOH, as amended, October 16, 1990 (incorporated herein by reference to Exhibit 1 of JBOH's Current Report on Form 8-K dated October 30, 1990, filed with the commission).
10.1 * Executive Employment Agreement between OTRA Clearing, Inc. and William R. Stratton, dated March 31, 1987 (incorporated herein by reference to Exhibit 7 of JBOH's Form S-18, Registration Statement No. 33-14002LA, filed with the Commission).
10.2    Office Building Lease between First Interstate Bank of Utah and Frank
        K. Stuart & Associates Inc., dated December 3, 1987, for HDJ Salt Lake City, Utah office space (incorporated herein by reference to Exhibit
        10.1 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1990, filed with the Commission).
10.3    Office Lease Agreement between J. Michael Martin Properties and OTRA
        Securities   Group, Inc., dated December 20, 1991, to lease Salt Lake
        City office space (incorporated herein by reference to Exhibit 10.1 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission).
10.4    Commercial Office Lease between One Eighty Montgomery St. and OTRA
        Securities Group, Inc., dated September 25, 1991, to   lease San
        Francisco office space (incorporated herein by reference to Exhibit
        10.2 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission).


10.5 Standard Office Lease between St. George Beverly Hills, Inc. and OTRA Clearing, Inc., dated January 31, 1992, to lease Beverly Hills office space (incorporated herein by reference to Exhibit 10.3 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission).
10.6 Data Service Agreement between Securities Industry Software Corp. and OTRA Clearing, Inc., dated June 8, 1992 (incorporated herein by reference to Exhibit 10 of JBOH's Quarterly Report on Form 10-Q for the period ended June 30, 1992, filed with the Commission).
10.7 Lease Agreement between Denver-Place Associates Ltd. Partnership and Reynolds Kendrick Stratton, Inc. dated Oct. 22, 1987, for Denver office space (incorporated herein by reference to Exhibit 10.2 of the JBOH Form 10-K filed with the Commission for the year ended December 31,
        1987).
10.8 Lease Agreement between T-Las Colinas Towers Corp. and Reynolds Kendrick Stratton, Inc., dated October 1, 1993, to lease Irving, Texas office space for Dallas area branch (incorporated herein by reference to Exhibit 10.8 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.9 * Executive Employment Agreement between JBOH and Mark M. Rossow, dated January 3, 1994 (incorporated herein by reference to Exhibit 10.9 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.10 * Executive Employment Agreement between JBOH and Stephen Rubenstein, dated March 23, 1994 (incorporated herein by reference to Exhibit 10.10 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.11 * Executive Employment Agreement between JBOH and Bruce A. Cole, dated March 31, 1994 (incorporated herein by reference to Exhibit 10.11 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.12 * Signing Bonus Agreement and Note between RKSI and Robert W. Kendrick, dated February 25, 1993 (incorporated herein by reference to Exhibit
        10.8 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.13 Asset Purchase Agreement between RKSI and JBOC & Company, executed as of December 31, 1993 (incorporated herein by reference to Exhibit 10.13 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.14 Assignment and Assumption Agreement for Beverly Hills office space between JBOH and RKSI, executed as of December 31, 1993 (incorporated herein by reference to Exhibit 10.8 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.15 Commercial office lease Agreement between Bank of Communications. and JB Oxford & Company, executed as of June, 1995, to lease New York office space (incorporated herein by reference to Exhibit 10.1 of the JBOH Form 10-Q filed with the Commission for the quarter ended June 30,
        1995).
10.16 Commercial office lease Agreement between Brickell Square Corporation Limited. and JB Oxford Holdings, Inc., executed as of February 21, 1996, to lease Miami office space, filed herewith.
11.1    Computation of earnings per share, filed herewith.
18.1 Letter regarding change in certified public accountants from Deloitte & Touche to BDO Seidman, dated September 20, 1993 (incorporated herein by reference to Exhibit 1 of JBOH's Current Report on Form 8-K, dated September 24, 1993 and amended October 28, 1993, filed with the Commission).
22      List of significant subsidiaries, filed herewith.


28      Employee Stock Ownership Plan (incorporated herein by reference to
        Exhibit 28 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the Commission).

* Indicates that exhibit is a management contract or compensatory plan or arrangement.

REPORTS ON FORM 8-K
     There were no events as required to be reported on Form 8-K during the fourth quarter ended December 31, 1995.


                                   EXHIBIT 11
                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE

                                               For The Years Ended December 31
                                              1995         1994         1993
                                          -----------  -----------  -----------

PRIMARY EARNINGS PER SHARE
 Net income (loss)                       $ 5,224,548  $(7,588,382) $(1,806,882)
Preferred stock dividends                   (125,973)          --           --
                                          -----------  -----------  -----------
 Net income for primary earnings         $ 5,098,575  $(7,588,382) $(1,806,882)
                                          ===========  ===========  ===========
 Weighted average common shares
  outstanding                              7,615,631    5,711,522    5,156,681
 Weighted average options outstanding (1)  1,437,304           --           --
 Stock acquired with proceeds               (847,309)          --
                                         -----------  -----------  -----------
 Weighted average common shares and
  equivalents outstanding                 8,205,626    5,711,522    5,156,681
                                         ===========  ===========  ===========
 Primary Earnings Per Share              $     0.62   $    (1.33)  $    (0.35)
                                         ===========  = =========  ===========

FULLY DILUTED EARNINGS PER SHARE
 Net income (loss)                        $ 5,224,548  $(7,588,382) $(1,806,882)
 Interest on convertible debentures, net
  of income tax                               180,428           --           --
                                          -----------  -----------  -----------
 Net Income for fully diluted earnings    $ 5,404,976  $(7,588,382) $(1,806,882)
                                          ===========  ===========  ===========
 Weighted average common shares
  outstanding                               7,615,631    5,711,522    5,156,681
 Weighted average options outstanding (1)   1,437,304           --           --
 Weighted average convertible debentures    3,729,264           --           --
 Weighted average convertible preferred
    stock                                   1,290,715           --           --
 Stock acquired with proceeds                (594,341)          --
                                          -----------  -----------  -----------
 Weighted average shares common shares and
  equivalents outstanding                  13,478,573    5,711,522    5,156,681
                                          ===========  ===========  ===========
 Fully Diluted Earnings Per Share          $     0.40   $    (1.33)  $    (0.35)
                                          ===========  ===========  ===========

(1) Common stock equivalents are not included in 1994 and 1993 because the inclusion would decrease the loss per share.


                                   EXHIBIT 22

                                          State Or      Percentage
                                        Jurisdiction      Voting
                 Name                        Of         Securities
                                        Incorporation    Owned By
                                                          Parent
                                        -------------   -----------
JB Oxford & Company                       Utah              100%
Reynolds Kendrick Stratton, Inc.          Colorado          100%
Prolyx Data Systems, Inc.                 Utah               90%

The subsidiaries listed above are all of the subsidiaries owned by JB Oxford Holdings, Inc.


            EXHIBIT 10.16  ONE BRICKELL SQUARE STANDARD OFFICE LEASE

EXHIBIT(S)
     Exhibit "A" Floor Plan


     Exhibit "B" Work Letter
     Exhibit "C" Rules and Regulations
     Exhibit "D"  Cleaning Specifications
     Exhibit "E"  Form of Letter of Credit
PREAMBLE  Date of Lease:  February   , 1996
PREAMBLE  Landlord: Brickell Square Corporation Limited
PREAMBLE  Tenant:  JB Oxford Holdings, Inc.
SECTION 1 Premises: Suite 2450, as shown on Exhibit "A", of One Brickell Square, 801 Brickell Avenue, Miami, Florida 33131 (One Brickell Square together with the garage parking facilities included therein are collectively referred to as the "Building").
SECTION 1 Net Rentable Area of Premises: 6,993 square feet which is stipulated and agreed by the parties.
SECTION 2 Commencement Date: as defined in Work Letter Agreement attached to the Lease as Exhibit "B".
SECTION 2 Expiration Date: Seven (7) years after Commencement Date; provided, however, that the Lease Term shall be automatically extended for an additional three (3) year period unless Tenant shall terminate this Lease effective as of the expiration of the Seventh Lease Year by giving Landlord notice of such termination at least 270 days prior to the expiration of the Seventh Lease Year. Tenant's failure to give such notice of termination as provided in the preceding sentence shall be conclusive evidence of its decision not to terminate the Lease. In the event Tenant properly elects to terminate this Lease, Tenant shall pay to Landlord a termination fee in consideration of such termination. The termination fee shall equal $167,613.35, which fee shall be Tenant's total obligation to Landlord for three (3) months of Base Rent (based on an annual rate of $34 per Rentable Area) plus Florida sales tax and Tenant's total obligation to Landlord for unamortized tenant improvements and unamortized leasing commissions, with respect to the period from and after the Termination Date. Said fee shall be payable concurrently with the giving of the notice of termination by good certified check of Tenant payable to the order of Landlord.
SECTION 2 Lease Term: Seven (7) years subject to the automatic renewal term described above.
SECTION 3 Base Rent in the First and Second Lease Years shall be Tweny-Nine and 00/100 Dollars ($29.00) per square foot of Rentable Area per annum or Two Hundred Two Thousand Seven Hundred Ninety-Seven and 00/100 Dollars ($202,797.00) per annum (based upon the approximated Rentable Area set forth above) per year payable monthly in advance, without deduction or offset, on the first day of each calendar month together with applicable sales tax and applicable local taxes, in equal installments of Sixteen Thousand Eight Hundred Ninety-Nine and 75/100 Dollars ($16,899.75) each together with applicable sales tax and applicable local taxes, beginning on the Commencement Date and on the first day of the Second Lease Year. Notwithstanding the foregoing, the first payment of Base Rent due hereunder shall be paid by Tenant on the earliest date on which this Lease has been signed by Landlord and Tenant. Each year commencing on the Commencement Date (or commencing on the first day of the first month following the Commencement Date if the Commencement Date is other than the first day of the month, in which event the First Lease Year shall include the period between the Commencement Date and the first month thereafter) or anniversary thereof is hereafter referred to as a "Lease Year."
               Base Rent in the Third and Fourth Lease Years shall be Thirty and 00/100 Dollars ($30.00) per square foot of Rentable Area per annum or Two Hundred Nine Thousand Seven Hundred Ninety and 00/100 Dollars


          ($209,790.00) per annum (based upon the approximated Rentable Area set forth above) per year payable monthly in advance, without deduction or offset, on the first day of each calendar month together with applicable sales tax and applicable local taxes, in equal installments of Seventeen Thousand Four Hundred Eighty-Two and 50/100 Dollars ($17,482.50) each together with applicable sales tax and applicable local taxes, beginning on the first day of each of the Third and Fourth Lease Years.
               Base Rent in the Fifth and Sixth Lease Years shall be Thirty-One and 00/100 Dollars ($31.00) per square foot of Rentable Area per annum or Two Hundred Sixteen Thousand Seven Hundred Eighty-Three and 00/100 Dollars ($216,783.00) per annum (based upon the approximated Rentable Area set forth above) per year payable monthly in advance, without deduction or offset, on the first day of each calendar month together with applicable sales tax and applicable local taxes, in equal installments of Eighteen Thousand Sixty-Five and 25/100 Dollars ($18,065.25) each together with applicable sales tax and applicable local taxes, beginning on the first day of each of the Fifth and Sixth Lease Years.
               Base Rent in the Seventh Lease Year shall be Thirty-Two and 00/100 Dollars ($32.00) per square foot of Rentable Area per annum or Two Hundred Twenty-Three Thousand Seven Hundred Seventy-Six and 00/100 Dollars ($223,776.00) per annum (based upon the approximated Rentable Area set forth above) per year payable monthly in advance, without deduction or offset, on the first day of each calendar month together with applicable sales tax and applicable local taxes, in equal installments of Eighteen Thousand Six Hundred Forty-Eight and 00/100 Dollars ($18,648.00) each together with applicable sales tax and applicable local taxes, beginning on the first day of the Seventh Lease Year.
               In the event the Lease Term is automatically renewed in accordance with Section 2 above, Base Rent in the Eighth through Tenth Lease Years shall be Thirty-Four and 00/100 Dollars ($34.00) per square foot of Rentable Area per annum or Two Hundred Thirty-Seven Thousand Seven Hundred Sixty-Two and 00/100 Dollars ($237,762.00) per annum (based upon the approximated Rentable Area set forth above) per year payable monthly in advance, without deduction or offset, on the first day of each calendar month together with applicable sales tax and applicable local taxes, in equal installments of Nineteen Thousand Eight Hundred Thirteen and 50/100 Dollars ($19,813.50) each together with applicable sales tax and applicable local taxes, beginning on the first day of each of the Eighth, Ninth and Tenth Lease Years.
Section 3      Base Year:  1996
Section 3 Tenant's Share: 1.7335%. Landlord and Tenant acknowledge that Tenant's Share has been obtained by taking the Net Rentable Area of the Premises and dividing such number by 403,400 square feet, and multiplying such quotient by 100. In the event Tenant's Share is changed during a calendar year by reason of a change in the Net Rentable Area of the Premises, Tenant's Share shall thereafter mean the result obtained by dividing the new Net Rentable Area of the Premises by 403,400 and multiplying such quotient by 100.
Section 4      Security Deposit Received:  $175,000 Letter of Credit.
Section 5 Use of Premises: General office use of Tenant only.
          Tenant's Address for Notices Prior to Commencement Date:
                    9665 Wilshire Boulevard
                    3rd Floor
                    Beverly Hills, CA 90212


          Tenant's Address for Notices After Commencement Date:
                    Tenant
                    The Premises
          Landlord's Address for Notices:
                    801 Brickell Avenue
                    Suite 870
                    Miami, Florida 33131
                    Attention:  Building Manager
                    With copies to:
                    (1) AFA Asset Services Inc.
                      150 East 58th Street, 27th Floor
                      New York, New York 10155-2798
                    (2) Rubin Baum Levin Constant & Friedman
                      30 Rockefeller Plaza, 29th Floor
                      New York, New York 10112
                      Attention: Allan M. Rosenbloom, Esq.
Section 8 Number of Parking Spaces: 8.
Section 15     Amount of General Comprehensive Liability Insurance:
          $1,000,000.00.
Section 41 Tenant's Real Estate Broker: Esslinger Wooten Maxwell, Inc. Landlord's Real Estate Broker: Summa Properties
Section 42     Guarantor(s):  None.
Work Letter:
Paragraph 2         Landlord's Contribution: Two Hundred Nine Thousand Seven
Hundred Ninety and 00/100 Dollars ($209,790.00)
Paragraph 6         Tenant's Construction Agent: Jose Abadin
     Certain of the information relating to the Lease, including many of the principal economic terms, are set forth in the foregoing Basic Lease Information Rider (the "BLI Rider"). The BLI Rider and the Lease are, by this reference, hereby incorporated into one another. In the event of any direct conflict between the terms of the BLI Rider and the terms of the Lease, the BLI Rider shall control. Where the Lease simply supplements the BLI Rider and does not conflict directly therewith, the Lease shall control.

     IN WITNESS WHEREOF, Landlord and Tenant have signed this BLI Rider as of
this      day of January, 1996.
     ----

WITNESSES:     "LANDLORD"
BRICKELL SQUARE CORPORATION LIMITED
WITNESSES:     "TENANT"
JB OXFORD HOLDINGS, INC.



                              ONE BRICKELL SQUARE
                             STANDARD OFFICE LEASE

     THIS LEASE ("Lease") is made as of the       day of January, 1996, by and
                                            -----
between BRICKELL SQUARE CORPORATION LIMITED, a Bahamian corporation authorized to do business in the State of Florida ("Landlord") and JB OXFORD HOLDINGS, INC., a UTAH corporation ("Tenant").

     W I T N E S S E T H:
     1.   PREMISES;  COMMON AREAS
          Landlord leases to Tenant and Tenant leases from Landlord the Premises described in the Basic Lease Information Rider (the "BLI Rider") attached to the front of this Lease and incorporated into this Lease by this reference, and as more particularly shown on the floor plan attached hereto as Exhibit "A" and by this reference incorporated herein ("Premises") . The parties hereby agree that the Premises contain the number of Net Rentable Area set forth in the BLI Rider. In addition to the Premises, Tenant has the right to use, in common with others, the lobby, public entrances, public stairways, public areas and public elevators of the Building (the "Common Areas"). The Common Areas serving the Building, will at all times be subject to Landlord's exclusive control and management in accordance with the terms and provisions of this Lease.

     2.   LEASE  TERM;  LEASE  DATE
          A. General. The lease term ("Lease Term") is for the period of time set forth in the BLI Rider, commencing on the Lease commencement date set forth in the BLI Rider ("Commencement Date") and ending on the Lease expiration date set forth in the BLI Rider ("Expiration Date"). Tenant's obligation to pay all rent, including Base Rent, Overhead Rent and Additional Rent, (collectively, "Rent"), as such terms are hereafter defined, will commence on the Commencement Date.

     {PRIVATE }3.   RENT{TC  \L 1 "3.   RENT"}
          A. Base Rent. During the Lease Term, Tenant will pay as the base rent for the Premises ("Base Rent") the amounts set forth in the BLI Rider, with same being payable without demand, setoff or deduction, in advance, on or before the first day of each month, in equal monthly installments of the amounts set forth in the BLI Rider plus applicable sales and other such taxes as are now or later enacted.
          B. Overhead Rent. Beginning on the Commencement Date, Tenant shall pay Tenant's Share , as defined in the BLI Rider, of (i) the total amount of the annual Operating Expenses (as hereafter defined) that are in excess of Operating Expenses incurred during the Base Year, as defined in the BLI Rider, and (ii) the total amount of Taxes (as hereafter defined) that are in excess of Taxes incurred for the Base Year. As used herein, "Overhead Rent" means the total of Tenant's Share of Operating Expenses and Taxes. Prior to each calendar year, beginning with the calendar year immediately following the Base Year, Landlord shall, in advance, reasonably estimate for each such calendar year the total amount of the Overhead Rent. One-twelfth (1/12) of the estimated Overhead Rent shall be payable monthly, along with the monthly payment of the Base Rent. On or before March 31 following a calendar year for which Overhead Rent is payable hereunder, Landlord shall use diligent efforts to provide Tenant with a reconciliation statement showing the amount of the actual components of Overhead Rent for the previous calendar year. If the reconciliation statement reflects an underpayment in either component of Overhead Rent, Landlord shall also deliver to Tenant an invoice which Tenant shall pay within thirty (30) days following receipt of such invoice or with the due date of its next monthly payment of Rent, whichever shall first occur. If the reconciliation statement reflects an overpayment in either component of Overhead Rent, Tenant shall be entitled to a credit against the next payment(s) of Rent in an amount equal to the overpayment. For a period of thirty (30) days after receipt of the reconciliation statement, Tenant shall have the right, upon advance notice, to visit Landlord's office in the Building during Business Hours, as hereafter defined, to inspect its books and records concerning the Overhead Rent. When calculating annual Taxes, such calculation shall, with respect to ad valorem taxes, be calculated with reference to the gross amount set forth in the official tax bill issued by the appropriate taxing authorities, irrespective of the amount actually paid by Landlord for such calendar year in light of a protest or dispute over the amount of such Taxes. In the event the Taxes for any calendar year are in fact contested by Landlord, however, ultimately the amount payable for that calendar year shall be the amount found to be payable in a final determination, whether such final determination is in the form of a pronouncement from the appropriate tribunal or a settlement. The delivery of the aforedescribed projection statement after January 1 and/or the reconciliation after March 31 shall not be deemed a waiver of any of Landlord's rights to collect monies and/or a waiver of any of the duties and obligations of Tenant as described in this section or as provided elsewhere in the Lease. As used in this paragraph 3., the following terms shall have the following meanings:
               (1) The term "Operating Expenses" shall mean (i) any and all costs of ownership, management, operation, repair and maintenance of the Building, including, without limitation, wages, salaries, professionals' fees, taxes, insurance, benefits and other payroll burdens of all employees, Building Management fee, janitorial, maintenance, guard and other services, building management office rent or rental value, power, fuel, water, waste disposal, landscaping care, lighting, garbage removal, window cleaning, system maintenance, parking area care, and any and all other utilities, materials, supplies, maintenance, repairs, insurance applicable to the Building and Landlord's personal property and depreciation on personal property, and (ii) the cost (amortized over such reasonable period as Landlord shall determine together with interest at the rate of twelve percent (12%) per annum on the unamortized balance) of any capital improvements made to the Building by Landlord after the date of this Lease that reduce other Operating Expenses or made to the Building by Landlord after the date of this Lease that are required under any governmental law or regulation; provided, however, that Operating Expenses shall not include real property taxes, depreciation on the Building other than depreciation on carpeting and wallcovering in public corridors and Common Areas, costs of tenants' improvements, real estate broker's commissions, interest and capital items other than those referred to in subsection (ii) above. Landlord shall maintain accounting books and records in accordance with sound accounting principles. In determining the amount of Operating Expenses for any calendar year, (i) if less than one-hundred percent (100%) of the Building shall have been occupied by tenants and fully used by them, Operating Expenses shall be increased to an amount equal to the like operating expenses which would normally be expected to be incurred had such occupancy been one-hundred percent (100%) and had such full utilization been made during the entire period or (ii) if Landlord is not furnishing particular work or services (the cost of which if performed by Landlord would constitute an Operating Expense) to a tenant who has undertaken to perform such work or service in lieu of the performance thereof by Landlord, Operating Expenses shall be deemed to be increased by an amount equal to the additional expense which would reasonably have been incurred during such period by Landlord had Landlord furnished such work or service to such tenant. Landlord hereby agrees to deduct each calendar year from the amount of the Operating Expenses the total amount of any and all sums, amounts or charges paid by Tenant or other tenants of the Building directly to Landlord or its agent for specific tenant requested services or specific utility charges, if applicable.
               (2) The term "Taxes" shall mean the gross amount of all impositions, taxes, assessments (special or otherwise), water and sewer assessments and other governmental liens or charges of any and every kind, nature and sort whatsoever, ordinary and extraordinary, foreseen and unforeseen, and substitutes therefor, including all taxes whatsoever (except for taxes for the following categories which shall be excluded from the definition of Taxes: any inheritance, estate, succession, transfer or gift taxes imposed upon Landlord or any income taxes specifically payable by Landlord as a separate tax-paying entity without regard to Landlord's income source as arising from or out of the Building and/or the land on which it is located) attributable in any manner to the Building, the land on which the Building is located or the rents (however the term may be defined) receivable therefrom, or any part thereof, or any use thereon, or any facility located therein or used in conjunction therewith or any charge or other amount required to be paid to any governmental authority, whether or not any of the foregoing shall be designated "real estate tax", "sales tax", "rental tax", "excise tax", "business tax", or designated in any other manner.
     Tenant hereby agrees that the Overhead Rent from time to time computed by Landlord shall be final and binding for all purposes of this Lease unless, within thirty (30) days after Landlord provides Tenant with written notice of the amount thereof, Tenant provides Landlord with written notice (i) disputing the mathematical accuracy of such amount (the "Disputed Amount"), (ii) designating an attorney or accountant, reasonably acceptable to Landlord, and appointed by Tenant, at its sole cost and expense, to review the mathematical accuracy of the Disputed Amount with Landlord and/or its designated representatives and (iii) confirming that the Disputed Amount shall not be subject to adjustment, and agreeing to pay all of Landlord's costs and expenses in connection with such review, including attorneys' fees and accountants' fees, unless as a result thereof the Disputed Amount is demonstrated to reflect a mathematical error in excess of five percent (5%) of the amount actually due from Tenant. Landlord hereby agrees, in the event it receives such notice from Tenant, to cooperate in promptly completing such review and promptly refunding any portion of the Disputed Amount which exceeds the amount actually due from Tenant.
          C. Late Charge. Tenant covenants and agrees to pay a late charge in the amount of Seventy Five and 00/100 ($75.00) Dollars for any payment of Rent not received by Landlord on or before the date when same is due. Tenant shall also pay Landlord interest at a rate equal to eighteen percent (18%) per annum accruing on any Rent(s) outstanding. Tenant shall pay Landlord any such late charge(s) or interest within five (5) days after Landlord notifies Tenant of same.
          D. Definition of Rent. The term "Rent" shall refer collectively to Base Rent, Overhead Rent and Additional Rent. The term "Additional Rent" is sometimes used herein to refer to any and all other sums payable by Tenant hereunder, including, but not limited to, parking charges and sums payable on account of default by Tenant. All Rent shall be paid by Tenant without offset, demand or other credit, and shall be payable only in lawful money of the United States of America which shall be legal tender in payment of all debts and dues, public and private, at the time of payment. All sums payable by Tenant hereunder by check shall be obtained against a financial institution located in the United States of America. The Rent shall be paid by Tenant at the Building management office located in the Building or elsewhere as designated by Landlord in writing to Tenant. Any Rent payable for a portion of a month shall be prorated based upon the number of days in the applicable calendar month.
          E. Rent Taxes. In addition to Base Rent and Overhead Rent, Tenant shall and hereby agrees to pay to Landlord each month a sum equal to any sales tax, tax on rentals and any other similar charges now existing or hereafter imposed, based upon the privilege of leasing the space leased hereunder or based upon the amount of rent collected therefor.
          F. Commencement other than First Day. If Tenant's possession of the Premises commences on any day other than the first day of the month, Tenant shall occupy the Premises under the terms of this Lease and the pro rata portion of the Rent shall be paid by Tenant; provided, however, that in such an event the Commencement Date, for the purposes of this Lease, shall be deemed to be the first day of the month immediately following the month in which possession is given.
          G. Overhead Rent after Expiration Date. Overhead Rent for the final months of this Lease is due and payable even though it may not be calculated until subsequent to the Expiration Date of the Lease. Tenant expressly agrees that Landlord, at Landlord's sole discretion, may apply the Security Deposit, as defined in the BLI Rider, in full or partial satisfaction of any Overhead Rent due for the final months of this Lease. If said Security Deposit is greater than the amount of any such Overhead Rent and there are no other sums or amounts owed Landlord by Tenant by reason of any other terms, provisions, covenants or conditions of this Lease, then Landlord shall refund the balance of said Security Deposit to Tenant as provided herein. Nothing herein contained shall be construed to relieve Tenant, or imply that Tenant is relieved, of the liability for or the obligation to pay any Overhead Rent due for the final months of this Lease by reason of the provisions of this paragraph, nor shall Landlord be required first to apply said Security Deposit to such Overhead Rent if there are any other sums or amounts owed Landlord by Tenant by reason of any other terms, provisions, covenants or conditions of this Lease.

     4.   SECURITY   DEPOSIT;   SECURITY INTEREST
          A. Security Deposit. Tenant has deposited with the Landlord an unconditional, transferable, irrevocable, sight draft letter of credit substantially in the form annexed as Exhibit "E" in the sum of $175,000 (the "Letter of Credit"), as security for the full and faithful performance of the terms, covenants and conditions of this Lease. The Letter of Credit shall be maintained throughout the Term and shall not mature until a date which is no earlier than sixty (60) days following the expiration of the tenancy created hereby, whether by lapse of time or otherwise (the "Maturity Date"). If the Tenant cannot obtain the Letter of Credit with such an extended maturity date, Landlord will accept the Letter of Credit if (a) it has an initial maturity date of at least one (1) year, (b) it will be automatically renewed for additional one (1) year terms until a date which is no earlier than the Maturity Date and
(c) the issuing bank is obligated to give Landlord written notice of its intention not to renew the Letter of Credit at least thirty (30) days prior to the then current maturity date. Tenant understands and agrees that upon receipt of such notice from the issuing bank, unless Landlord shall have received a replacement letter of credit in form and issued by a bank acceptable to Landlord on or before ten (10) days prior to the expiration date of the Letter of Credit held by Landlord, the Letter of Credit shall be drawn down by Landlord and the proceeds held by Landlord without interest to Tenant as the security deposit required by this Article In the event default shall be made in the payment of Rent or Additional Rent required to be paid by Tenant, or default shall be made by Tenant in the performance of any of the other covenants, agreements or conditions by it to be kept and performed hereunder, and such default is not cured within the time specified in Section 23, Tenant hereby authorizes Landlord, at its election, without notice to draw down on the Letter of Credit and apply the proceeds therefrom, to the payment of Rent or Additional Rent due hereunder or in remedying any other default hereunder. In the event of a dispute as to whether or not Landlord is entitled to draw down on the Letter of Credit, Landlord may draw down on the Letter of Credit prior to its expiration and Tenant hereby waives any right to object thereto (and Landlord shall incur no liability for drawing down on such Letter of Credit, whether done rightfully or wrongfully), provided that Landlord shall deal with the Letter of Credit proceeds in the same manner as it is obligated to deal with the security deposit under this Article. Any action taken by Landlord under this Article shall not be construed to be a waiver of any of its other rights available under this Lease or by law, or in case of subsequent default, of any of its rights to enforce any remedy available to Landlord by law or under the provisions of this
Lease, including the remedies set forth in this Article.    If the proceeds of
the Letter of Credit or any part thereof are used, applied or retained in curing any default, Tenant, upon demand, shall immediately deposit with Landlord an amount in cash equal to the amount so used, applied or retained and if Tenant shall fail to do so, such failure shall constitute a default under this Lease, affording Landlord the same remedies as a default in payment of Rent. Within sixty (60) days after the expiration of the tenancy hereby created, whether by lapse of time or otherwise, provided Tenant shall have complied with all of the terms, covenants and conditions of this Lease, Landlord shall return to Tenant the Letter of Credit and/or such undrawn portion thereof then remaining on deposit with Landlord hereunder and send a letter to the issuer of the Letter of Credit authorizing its cancellation. The proceeds from the Letter of Credit if being held as the security deposit under this Lease may be commingled with Landlord's funds and shall not bear interest to Tenant.
     Notwithstanding the foregoing, at any time after the expiration of the Seventh (7th) Lease Year, the amount of the Letter of Credit may be reduced to $100,000 provided that (i) Tenant shall request and obtain Landlord's written consent to any replacement letter of credit or any amendment to the existing Letter of Credit evidencing said reduction (which consent shall not be unreasonably withheld or delayed provided the form of said replacement letter of credit or amendment is otherwise in compliance with this Section A); and (ii) Tenant is not in default of this Lease and no event has occurred which would constitute a default with the giving of notice and the passage of time.
     In case of a sale or transfer of the fee of the Premises, or any cessation of Landlord's interest therein, whether in whole or in part, Landlord may either transfer the Letter of Credit or pay over any unapplied proceeds therefrom to the succeeding owner of the Premises and from and after such payment Landlord shall be relieved of all liability with respect thereto. The provisions of the preceding sentence shall apply to every subsequent sale or transfer of the fee of the Premises, and any successor of Landlord may, upon such sale, transfer, or other cessation of the interest of such successor in the Premises, whether in whole or in part,either assign its rights under the Letter of Credit or pay over any unapplied proceeds therefrom to the successor owner of the Premises and shall thereupon be relieved of a liability with respect thereto.
          B. Security Interest. In addition to any statutory lien granted to landlords under the laws of Florida, Landlord shall have, at all times, and Tenant hereby grants and agrees to grant Landlord a valid security interest to secure payment of all Base Rent, Overhead Rent and Additional Rent and all other sums payable under this Lease as Rent becoming due hereunder from Tenant, and to secure payment of any damages or loss which Landlord may suffer by reason of the breach by Tenant of any covenant, agreement or condition contained herein, upon all goods, equipment, fixtures, furniture, improvements, inventory, chattel, and other personal property of Tenant presently, or which may hereafter be situated within the Premises whether now owned or hereafter acquired, and all proceeds therefrom, including, without limitation, insurance proceeds (collectively "Personal Property"), and such Personal Property shall not, during any period a default exists, be removed from the Premises without the prior consent of Landlord, which consent may be withheld in Landlord's sole discretion, until all arrearages in Rent, as well as any and all other sums of money then due to Landlord hereunder, shall first have been paid and discharged and all the covenants, agreements and conditions hereof have been fully complied with and performed by Tenant.
5.   USE
          A. General. Tenant will use and occupy the Premises solely for the operation of the business set forth in the BLI Rider and for no other use whatsoever. Tenant acknowledges that its type of business, as above specified, is a material consideration for Landlord's execution of this Lease. Tenant will not commit waste upon the Premises nor suffer or permit the Premises or any part of them to be used in any manner, or suffer or permit anything to be done in or brought into or kept in the Premises or the Building, which would: (i) violate any law or requirement of public authorities, (ii) cause injury to the Building or any part thereof, (iii) annoy or offend other tenants or their patrons or interfere with the normal operations of HVAC, plumbing or other mechanical or electrical systems of the Building or the elevators installed therein, (iv) constitute a public or private nuisance, or (v) alter the appearance of the exterior of the Building or of any portion of the interior other than the Premises pursuant to the provisions of this Lease. Tenant agrees and acknowledges that Tenant shall be responsible for obtaining any special amendments to the certificate of occupancy for the Premises and/or the Building and any other governmental permits, authorizations or consents required solely on account of Tenant's use of the Premises.
          B. Prohibited Uses. Notwithstanding anything to the contrary in this Lease or the BLI Rider, including but not limited to, the "Use of Premises" Section of the BLI Rider, Tenant hereby represents, warrants and agrees that Tenant's business is not and shall not be, and that Tenant shall not use the Premises or any part thereof, or permit the Premises or any part thereof to be used, (i) for the business of photographic, multilith or multigraph reproductions or offset printing; (ii) for a retail banking, trust company, depository, guarantee or safe deposit business open to the general public, (iii) as a savings bank, a savings and loan company open to the general public, (iv) for the sale to the general public of travelers checks, money orders, drafts, foreign exchange or letters of credit or for the receipt of money for transmission, (v) as a stock broker's or dealer's office or for the underwriting or sale of securities open to the general public, (vi) as a restaurant or bar or for the sale of confectionery, soda, beverages, sandwiches, ice cream or baked goods or for the preparation, dispensing or consumption of food or beverages in any manner whatsoever, (vii) as a news or cigar stand, (viii) as an employment agency, labor union office, physician's or dentist's office, dance or music studio, school (except for the training of employees of Tenant), (ix) as a barber shop or beauty salon, or (x) for the business of (a) operating a shared office facility, that is, a business which subleases space and/or offers centralized services to subtenants or customers on a shared basis, such as secretarial, receptionist, telephone, etc., or (b) for a fee to persons inside or outside of the Building, providing as a service word processing, secretarial, video conferencing, conference services, telephone answering, receptionist or mail receipt services. Nothing in this Section shall preclude Tenant from using any part of the Premises for photographic, multilith or multigraph reproductions to the extent that such uses are incidental to Tenant's own business or activities.

     6.   ACCEPTANCE OF PREMISES; LANDLORD'S  WORK
          Improvements, if any, to be made to the Premises by Tenant shall be made in accordance with the Work Letter. Improvements, if any, to be made to the Premises by Landlord are specifically set forth in the Work Letter and there are no others. All leasehold improvements (as distinguished from trade fixtures and apparatus) installed in the Premises at any time, whether by or on behalf of Tenant or by or on behalf of Landlord, shall not be removed from the Premises at any time, unless such removal is consented to in advance by Landlord; and at the expiration of this Lease (either on the Termination Date or upon such earlier termination as provided in this Lease), all such leasehold improvements shall be deemed to be part of the Premises, shall not be removed by Tenant when it vacates the Premises, and title thereto shall vest solely in Landlord without payment of any nature to Tenant. All trade fixtures and apparatus (as distinguished from leasehold improvements) owned by Tenant and installed in the Premises shall remain the property of Tenant and shall be removable at any time, including upon the expiration of the Term; provided Tenant shall not at such time be in default of any terms or covenants of this Lease, and provided further, that Tenant shall repair any damage to the Premises caused by the removal of said trade fixtures and apparatus and shall restore the Premises to substantially the same condition as existed prior to the installation of said trade fixtures and apparatus. The taking of possession by Tenant (or any permitted assignee or subtenant of Tenant) of all or any portion of the Premises for the conduct of business will be deemed conclusive evidence that Tenant has found the Premises, and all of their fixtures and equipment, acceptable. In the event of a default by Tenant hereunder, Landlord may, in addition to any other remedies provided elsewhere herein or allowed by law, all of which are cumulative, enter upon the Premises and take possession of any and all Personal Property of Tenant situated within the Premises, without liability for trespass or conversion, and sell the same at public or private sale, with or without having such property at the sale, after giving Tenant reasonable notice of the time and place of any public sale or of the time after which any private sale is to be made, at which sale the Landlord or its assigns may purchase such Personal Property unless otherwise prohibited by law. Unless otherwise provided by law, and without intending to exclude any other manner of giving Tenant reasonable notice, the requirement of reasonable notice shall be met if such notice is given in the manner prescribed in this Lease at least five (5) days before the time of sale. The proceeds from any such disposition, less any and all expenses connected with the taking of possession, holding and selling of the Personal Property (including, without limitation, reasonable attorneys' fees and legal expenses) shall be applied as a credit against the indebtedness secured by the security interest granted in this Section. Any surplus shall be paid to Tenant or as otherwise required by law, and Tenant shall pay any deficiencies forthwith. Contemporaneous with the execution of this Lease, and, at any other time during the Lease Term if requested by Landlord, Tenant shall execute and deliver to Landlord Uniform Commercial Code financing statements in sufficient form so that when properly filed, the security interest hereby given shall thereupon be perfected. If requested hereafter by Landlord, Tenant shall also execute and deliver to Landlord Uniform Commercial Code financing statement change instruments in sufficient form to reflect any proper amendment or modification in or extension of the aforesaid contract lien and security interest hereby granted. Landlord shall, in addition to all of its rights hereunder, also have all of the rights and remedies of a secured party under the Uniform Commercial Code as applicable in Florida.
     7.   PARKING


          A. General. As long as Tenant is not in default under this Lease, Landlord will provide Tenant during the Lease Term with unassigned, nonexclusive parking spaces in the Building parking garage for the number of automobiles set forth in the BLI Rider. Such parking spaces may be used only by principals and employees of Tenant. Tenant will pay parking rent (plus tax) each month, per parking space, in the amount set forth in the BLI Rider with respect to the Building garage. Such parking rent (plus tax) shall be billed by Landlord's management company for the Building garage and payable by Tenant directly to such management company unless Landlord notifies Tenant of a different procedure. Tenant acknowledges that its guests and visitors will be charged for parking at then current rates as established by Landlord.
          B. Rates. The rates charged for Tenant parking and guest or visitor parking may be increased from time to time at the discretion of Landlord. The parking rates charged hereunder will be in accordance with prevailing market conditions, consistent with office buildings of similar quality to and in the immediate geographic area of the Building. If Tenant fails to pay parking charges when due, Landlord may, by written notice to Tenant, elect to proceed as provided under the default provisions of this Lease and/or cease to provide all or any of the foregoing parking spaces.
          C. Reservations. Landlord has and reserves the right to alter the methods used to control parking and the right to establish such controls and rules and regulations (such as parking stickers to be affixed to vehicles) regarding parking that Landlord may deem desirable. Without liability, Landlord will have the right to tow or otherwise remove vehicles improperly parked, blocking ingress or egress lanes, or violating parking rules, at the expense of the offending tenant and/or owner of the vehicle. In the event Tenant fails to utilize, regularly and consistently, all of the parking spaces for which Tenants pays parking rent under the BLI Rider, Landlord shall have the right to terminate Tenant's right to use such unused parking. Upon such termination of the use of parking spaces by Landlord, Tenant shall receive a reduction in parking rent in an amount equal to the number of parking spaces taken hereunder, times the per space rent paid by Tenant. Tenant agrees (i) to comply with the notice of termination; (ii) that such termination shall become unconditionally effective, without further documentation on the noticed date of termination; and
(iii) that such termination shall not constitute an eviction, constructive or otherwise, a default or breach by Landlord or any kind, or the basis for any form of Rent abatement, set-off, claim or like action by Tenant. Landlord and Tenant further agree that any parking spaces, the use of which are terminated under the aforementioned procedure, shall be made available by Landlord to Tenant or other tenants, as Landlord elects in its discretion.
          D. Conditions. Tenant's right to use, and its right to permit its principals and guests to use, the parking facilities pursuant to this Lease are subject to the following conditions: (i) Landlord has made no representations or warranties with respect to the parking area, the number of spaces located therein or access thereto; (ii) Landlord reserves the right to reduce the number of spaces in the parking area by not more than ten percent (10%) of the then number of parking area spaces in the parking area and/or change access thereto provided that the number of spaces specified in the BLI Rider continue to be available for Tenant's use; and none of the foregoing shall entitle Tenant to any claim against Landlord or to any abatement of Rent (or any part thereof);
(iii) Landlord has no obligation to provide a parking garage attendant and Landlord shall have no liability on account of any loss or damage to any vehicle or the contents thereof, Tenant hereby agreeing to bear the risk of loss for same; (iv) Tenant, its agents, employees and invitees, shall park their automobiles and other vehicles only where and as designated from time to time by Landlord within the parking area; (v) if and when so requested by Landlord, Tenant shall furnish Landlord with the license numbers of any vehicles of Tenant, its agents and employees; and (vi) Landlord (or the operator of the parking area) may charge Tenant (and/or its employees, invitees and visitors) directly for the parking fee established by Landlord (or such operator) from time to time for the use of such parking area.
     8.   BUILDING  SERVICES
          A. General. In general, the services set forth below will be provided by Landlord at a service level set, defined and regulated by Landlord consistent with office buildings of similar quality to and in the same immediate geographic area as the Building. During the Lease Term, the regular business hours ("Business Hours") of the Building will be 8:00 a.m. to 6:00 p.m., Monday through Friday, and on Saturday, 8:00 a.m. to 6:00 p.m. on a limited basis so long as Tenant provides Landlord with advance notice of Tenants requirement for same, except holidays generally recognized by state and federal governments or as may be shortened in accordance with applicable policies or regulations adopted by any utility company servicing the Building or government. Landlord reserves the right to increase the Business Hours. The Building will be accessible to Tenant, its subtenants, agents, servants, employees, contractors, invitees or licensees (collectively, "Tenant's Agents") at all times during Business Hours.
               (1)  Janitorial Service:
               Landlord agrees to provide during the Lease Term janitorial services for the Premises customarily provided in office buildings of similar quality to and in the same immediate geographic area as the Building, all as more particularly described on Exhibit "D" hereto and by this reference incorporated herein. Janitorial service will be provided after Business Hours at the Building, but no janitorial services will be provided on Saturdays, Sundays and holidays generally recognized by state and federal government. Should Tenant require additional janitorial services beyond those customarily provided by Landlord, Tenant may request same in writing from Landlord and if Landlord agrees to provide such services, Tenant will be billed for same by


Landlord at a reasonable rate, as determined by Landlord, and those costs and expenses when billed will be Additional Rent due under this Lease.
               (2)  Electricity:
                    (a) During the Lease Term, electric power will be available for the purposes of lighting and general office equipment use in amounts consistent with Building standard electrical capacities. The Building standard mechanical and electrical systems are designed to accommodate loads generated by lights and office equipment such as typewriters, dictating equipment, photocopy equipment, etc., up to the standard maximum capacities as set forth in the Work Letter attached hereto as Exhibit "B".
                    (b) Tenant acknowledges that Tenant's intended use of the Premises excludes material use of the Premises beyond Business Hours. Material use shall be deemed to mean the operation of an additional "shift", either full or part time, or use of the Premises after Business Hours in any way that may preclude or interfere with the providing of janitorial services to the Premises. In the event Tenant's use of the Premises requires more electrical power than set forth above, whether by intensity of use, load or type of equipment, Tenant may then be billed for such additional use and such billings will be billed to Tenant as Additional Rent. Landlord will utilize Landlord's customary method of billing Tenant for excess electrical power consumption. At Landlord's option, Landlord, at Tenant's expense, may have an engineer estimate Tenant's usage, and bill Tenant at standard utility rates for the excess usage or install a submeter for the purposes of monitoring Tenant's excess power consumption. Landlord and Tenant agree that Landlord's implementation of the electrical monitoring and billing procedures set forth herein shall in no way be construed so as to deem Landlord a private or public utility company.
               (c) Landlord reserves the right, after Business Hours, to turn off all unnecessary lighting in the unoccupied areas of the Building and the


Premises to minimize the energy consumption of the Building in both the Common Areas and the Premises.
               (3)  HVAC Services:
          Landlord agrees to provide, during Business Hours, heating, ventilating and air conditioning for the purposes of comfort control. Landlord and Tenant agree that Landlord's HVAC system is not designed to cool machinery and equipment. If Tenant requires additional HVAC services for comfort control at times other than during Business Hours, Landlord will bill Tenant as Additional Rent for the number of hours used at Landlord's then standard prevailing rate for after-hours use of HVAC services. This rate will be subject to change during the Lease Term in Landlord's discretion based upon operational costs and expenses, including wear and tear on the system and its components. The HVAC air distribution system and control system will remain under the control of Landlord, who will regulate the systems' setting and adjustment. At Landlord's option, Landlord may secure HVAC controls (thermostats) in lockable metal boxes to regulate the efficiency and use of the system. Tenant agrees that Landlord will have complete control over the setting and regulation of all air distribution, vents, vanes and dampers so as to provide comfortable working conditions.
               (4)  Water and Sewer:
          Landlord agrees to provide municipally supplied cold water and sewer services to the Common Areas for lavatory purposes.
               (5)  Elevator Service:
          Landlord will provide elevator service during Business Hours and, at Landlord's sole discretion, Landlord may provide restricted elevator service during non-Business Hours.
          B. Interruption of Services. It is understood and agreed that Landlord does not warrant that any of the services referred to above, or any other services which Landlord may supply, will be free from interruption.


Tenant acknowledges that any one or more of such services may be suspended by reason of accident or repairs, alterations or improvements necessary to be made, or by strikes or lockouts, or by reason of operation of law, or other causes beyond the control of Landlord. No such interruption or discontinuance of service will be deemed an eviction or a disturbance of Tenant's use and possession of the Premises or any part thereof, or render Landlord liable to Tenant for damages or abatement of Rent or relieve Tenant from the responsibility of performing any of Tenant's obligations under this Lease.

     9.   SECURITY
          With respect to security for the Building and the parking garage(s), Landlord and Tenant hereby agree as follows:
          A. Landlord's Responsibility. Landlord shall: (1) install a system to limit access to the Building and parking garage(s), and (2) respond to Building alarms and/or reports of an emergency nature on a twenty-four (24) hour basis.
          B. Tenant's Responsibility. Tenant shall: (1) abide by all policies, procedures and rules and regulations for use of the access system, (2) report promptly the loss or theft of all keys which would permit unauthorized entrance to the Premises, Building or parking garage(s), (3) report to Landlord the employment or discharge of employees and their vehicle's make, model, and license number, (4) promptly report to Landlord door-to-door solicitation or other unauthorized activity in the Building or parking garage(s), and (5) promptly inform the Landlord's Building manager in the event of a break-in or other emergency.
          C. Interruption of Security. Tenant acknowledges that the above security provisions may be suspended or modified at Landlord's sole discretion or as a result of causes beyond the reasonable control of Landlord. No such interruption, discontinuance or modification of security service will constitute an eviction, constructive eviction, or a disturbance of Tenant's use and possession of the Premises, and further, no interruption, discontinuance or modification of security service will render Landlord liable to Tenant or third-parties for damages, abatement of Rent, or otherwise, or relieve Tenant of the responsibility of performing Tenant's obligations under this Lease.

     10.  REPAIRS, MAINTENANCE AND UTILITIES
          A. Landlord's Responsibilities. During the Lease Term, Landlord shall define, set, and maintain the level of repairs and maintenance for the Building, the Common Areas, and all other areas serving the Building, in a manner comparable to office buildings of similar quality to and in the immediate geographic area of the Building. Landlord's responsibilities with respect to this paragraph are as follows: (1) the structural and roof systems of the Building and parking garage(s), (2) the Building standard electrical and mechanical systems, (3) the primary water and sewer systems of the Building,
(4) the Building Common Areas and the common area furniture, fixtures, and equipment, (5) the landscaped areas in and about the Building, (6) the parking lot(s) and garage(s) of the Building, and (7) replacement of Building standard fluorescent light bulbs in the Premises and Common Areas.
          B. Tenant's Responsibilities. During the Lease Term, Tenant will repair and maintain the following at Tenant's expense:
               (1) The interior portion of the demising walls, the interior partition walls of the Premises and their wall-covering, and the entry door to the Premises.
               (2) The electrical and mechanical systems not considered Building standard which have been installed by either Landlord or Tenant, for the exclusive use and benefit of Tenant. The following examples are for clarification and are not all inclusive: (a) electrical services for computers or similar items, (b) projection room equipment such as dimmers, curtains, or similar items, (c) water closet plumbing, kitchen plumbing or similar items,
(d) HVAC for other than comfort cooling in the Premises, (e) security systems for the Premises, (f) telephone system for the Premises; and (g) other similar systems.
               (3) Except for the janitorial services to be provided by Landlord, if any, as set forth in this Lease, the repair and maintenance of the floor covering of the Premises, including VAT flooring, ceramic tiles, marble, wood flooring, or similar coverings, shall be performed by Landlord upon Tenant's request, at Tenant's expense, and Tenant will be billed for same as Additional Rent. At least once per year, if necessary, Landlord will clean Tenant's carpeting at Tenant's expense to be billed to Tenant as Additional Rent. Should additional cleaning be requested by Tenant, such cleaning will be available at Tenant's expense and will be billed to Tenant as Additional Rent.
               (4) All cabinets and millwork (regardless of ownership) so long as said cabinets and millwork are for the exclusive use and benefit of Tenant.
               (5) All other personal property, improvements or fixtures, except any of same expressly designated in this Lease as those which Landlord shall maintain. Those items to be repaired and maintained by Tenant include, but are not limited to, the following: (a) ceiling tiles and ceiling grid,
(b) molding or other woodwork and panelling, (c) light fixtures and bulbs,
(d) draperies, blinds or wallhangings, (e) glass partition walls, (f) water closets and kitchen areas, (g) doors and locksets, and (h) vaults, safes, or secured areas. For the aforesaid items, Landlord may elect, with Tenant's approval (which approval will not be unreasonably withheld) to maintain and repair same at Tenant's expense and Tenant will be billed for same as Additional Rent.
          C. Repairs and Maintenance; Miscellaneous. Notwithstanding anything to the contrary in this Lease, Landlord shall have no responsibility to repair or maintain the Building, any of its components, the Common Areas, the Premises, or any fixture, improvement, trade fixture, or any item of personal property contained in the Building, the Common Areas, and/or the Premises if such repairs or maintenance are required because of the occurrence of any of the following:
(i) the acts, misuse, improper conduct, omission or neglect of Tenant or Tenant's Agents, or (ii) the conduct of business in the Premises. Should Landlord elect to make repairs or maintenance occasioned by the occurrence of any of the foregoing, Tenant shall pay as Additional Rent all such costs and expenses incurred by Landlord. Landlord shall have the right to approve in advance all work, repair, maintenance or otherwise, to be performed under this Lease by Tenant and all of Tenant's repairmen, contractors, subcontractors and suppliers performing work or supplying materials. Tenant shall be responsible for all permits, inspections and certificates for accomplishing the above. Tenant shall obtain lien waivers for all work done in or to the Premises.

     11.  TENANT'S   ALTERATIONS
          A. General. During the Lease Term, Tenant will make no alterations, additions or improvements in or to the Premises or the Building, of any kind or nature, including, but not limited to, alterations, additions or improvements in, to, or on, telephone or computer installations (any and all of such alterations, additions or improvements other than those set forth in the work letter attached hereto are collectively referred to in this Lease as the "Alteration(s)"), without the prior written consent of Landlord, which consent shall not be unreasonably withheld. Tenant shall submit to Landlord detailed drawings and plans of the proposed alterations at the time Landlord's consent is sought. Should Landlord consent to any proposed Alterations by Tenant, such consent will be conditioned upon Tenant's agreement to comply with all requirements established by Landlord, including safety requirements and the matters referenced in Section 22 of this Lease. As stated herein, all Alterations made hereunder will become Landlord's property when incorporated into or affixed to the Building. However, at Landlord's option Landlord may, at the expiration of the Lease Term, require Tenant, at Tenant's expense, to remove Alterations made by or on behalf of Tenant and to restore the Premises to their original condition.

     B.   Alteration Fee
     (1) Tenant shall pay to Landlord as Additional Rent in connection with all Alterations a fee (the "Alteration Fee") for its supervision and overhead in connection with each such Alteration, for Landlord's review and approval of all plans and specifications for such Alteration, for Landlord's construction coordination and monitoring of such Alteration, and for all other reasonable costs and expenses incurred by Landlord as a result of or in connection with each such Alteration, a fee equal to ten percent (10%) of the total construction cost of each such Alteration. There shall be excluded from the computation of the construction cost of each Alteration the cost of furniture, removable furnishings, draperies, office equipment, painting, carpeting, removable cabinetry, items of special decoration and telephone installation and engineer's, architects', space planners' and other professionals' fees.
     (2) Prior to making any Alteration, Tenant shall submit to Landlord a statement of Tenant's independent architect, if one is employed, or Tenant's contractor, estimating the total cost of such Alteration and the estimated time required to complete such Alteration. The Alteration Fee shall be calculated on the basis of such estimate and paid in equal monthly installments during the course of the performance of the Alteration, together with the monthly installments of Base Rent thereafter coming due. Within ten business days after completion of the Alteration, Tenant shall pay to Landlord the entire balance of the Alteration Fee if not theretofore paid in full.
     (3) Within ten business days after completion of any Alteration, Tenant shall submit to Landlord a statement of Tenant's independent architect, if one is employed, or Tenant's contractor, certifying the total cost of such Alteration. The Alteration Fee shall be adjusted, if necessary, based on the certification. If the Alteration Fee, as adjusted, shall be greater than the amount theretofore paid to Landlord by Tenant on account of such Alteration Fee, Tenant shall pay such deficiency simultaneously with the delivery to Landlord of the certification, which deficiency shall bear interest at the annual rate (the "Applicable Rate") equal to two percent (2%) in excess of the publicly announced prime (or corporate base) rate of interest then in effect at Citibank, N.A. (or its successors) until paid if not paid within the time required for the payment thereof. If such Alteration Fee, as adjusted, is less than the amount theretofore paid to Landlord by Tenant on account of such Alteration Fee, Landlord, within 30 days after Landlord's receipt of the certification, shall pay to Tenant the amount of such overpayment. If Landlord shall dispute the statement certifying the total costs of such Alteration, Landlord shall have the right, within 30 days after receipt of the certification, to employ an independent certified public accountant to review Tenant's books and records relating to such Alteration. The determination of such accountant shall be conclusively binding upon the parties, and, if necessary, the Alteration Fee shall be adjusted accordingly based upon such determination. If such determination shall reveal that the Alteration Fee paid on account of such Alteration shall have been understated by more than five percent (5%), then Tenant shall pay the fees of the accountant in connection with such review, and the payment to be made to Landlord as a result of such understatement shall bear interest at the Applicable Rate. Any adjustment in the Alteration Fee, together with interest thereon at the Applicable Rate, as well as any payment of the fees of such accountant, shall be paid by Tenant to Landlord as additional rent within ten business days after such accountant's determination.

12.  LANDLORD'S ADDITIONS AND ALTERATIONS


     Landlord has the right to make changes in and about the Building, garages and parking areas, including, but not limited to, signs, entrances, address or name of Building. Such changes may include, but not be limited to, rehabilitation, redecoration, refurbishment and refixturing of the Building and expansion of or structural changes to the Building. The right of Tenant to quiet enjoyment and peaceful possession given under the Lease will not be deemed breached or interfered with by reason of Landlord's actions pursuant to this paragraph so long as such actions do not materially deprive Tenant of its use and enjoyment of the Premises.

13.  ASSIGNMENT AND SUBLETTING
     A. Landlord's Consent Required. Except as provided below with respect to assignment of this Lease following Tenant's bankruptcy, Tenant will not effect a transfer without first obtaining the consent of Landlord, which consent Landlord shall not unreasonably withhold provided that all of the requirements of paragraph B. of this Section 13 are satisfied. As used in this Section 13, any of the following shall be deemed to be a transfer: assignment of this Lease, in whole or in part; sublet of all or any part of the Premises; any license allowing anyone other than Tenant to use or occupy all or any part of the Premises; a pledge or encumbrance by mortgage or other instrument of Tenant's interest in this Lease; any transfer of corporate shares as described in paragraph C. of this Section 13; or any transfer of partnership interest as described in paragraph D. of this Section 13. Consent by Landlord to any transfer shall not constitute a waiver of the requirement for such consent to any subsequent transfer. In lieu of approving any transfer, Landlord may elect to terminate this Lease by giving Tenant notice of such election, in which event this Lease and the rights and obligations of the parties hereunder shall cease as of a date set forth in such notice which date shall not be less than sixty
(60) days after the date of such notice.  In the event of any such termination,


all Rent (other than any Additional Rent due Landlord by reason of Tenant's failure to perform any of its obligations hereunder) shall be adjusted as of the date of such termination

     B. Conditions for Transfer Approval. The parties recognize that this Lease and the Premises are unique, and that the nature and character of the operations within and management of the Premises are important to the success of the Building. Accordingly, Landlord shall be entitled to arbitrarily withhold its consent to any transfer, unless all of the following conditions are satisfied, in which event, Landlord agrees that it shall not unreasonably withhold its consent to the transfer in question:
     (1) In Landlord's reasonable judgment, the proposed assignee or subtenant or occupant is engaged in a business or activity, which (a) is in keeping with the then standards of the Building, (b) is limited to the use of the Premises as general and executive offices, and (c) will not violate any negative covenant as to use contained in any other lease of office space in the Building;
     (2) The proposed assignee or subtenant or occupant is a reputable person of good character and with sufficient financial worth considering the responsibility involved, and Landlord has been furnished with reasonable proof thereof;
     (3) The form of the proposed sublease or instrument of assignment or occupancy shall be reasonably satisfactory to Landlord, and shall comply with the applicable provisions of this Paragraph;
     (4) There shall not be more than a total of three (3) occupants (including Tenant, Landlord or its designee) of the Premises; and
     (5) The proposed subtenant or assignee or occupant shall not be entitled, directly or indirectly, to diplomatic or sovereign immunity and shall be subject to the service of process in, and the jurisdiction of the courts of the State of Florida.


     (6) Such transferee shall assume in writing, in a form acceptable to Landlord, all of Tenant's obligations hereunder and Tenant shall provide Landlord with a copy of such assumption/ transfer document;
     (7) Tenant shall pay to Landlord a transfer fee of One Thousand Five Hundred Dollars ($1,500.00) prior to the effective date of the transfer in order to reimburse Landlord for all of its internal costs and expenses incurred with respect to the transfer, including, without limitation, costs incurred in connection with the review of financial materials, meetings with representative of transferor and/or transferee and preparation, review, approval and execution of the required transfer documentation, and, in addition, Tenant shall reimburse Landlord for any out-of-pocket costs and expenses incurred with respect to such transfer;
     (8) As of the effective date of the transfer and continuing throughout the remainder of the Term, the Base Rent shall not be less than the Base Rent set forth in the BLI Rider;
     (9) Tenant to which the Premises were initially leased shall continue to remain liable under this Lease for the performance of all terms, including but not limited to, payment of Rental due under this Lease;
     (10) Tenant's guarantor shall continue to remain liable under the terms of the Guaranty of this Lease and, if Landlord deems it necessary, such guarantor shall execute such documents necessary to insure the continuation of its guaranty;
     (11) Each of Landlord's Mortgagees shall have consented in writing to such transfer.
     (12) Tenant shall give notice of a requested transfer to Landlord, which notice shall be accompanied by (a) a conformed or photostatic copy of the proposed assignment or sublease, the effective or commencement date of which shall be at least 60 days after the giving of such notice, (b) a statement setting forth in reasonable detail the identity of the proposed assignee or subtenant, the nature of its business and its proposed use of the Premises, (c) current financial information with respect to the proposed assignee or subtenant, including, without limitation, its most recent financial report and
(d) such other information as Landlord may reasonably request.
          C. Transfer of Corporate Shares. If Tenant is a corporation other than a corporation the outstanding voting stock of which is listed on a "national securities exchange," as defined in the Securities Exchange Act of
1934) and if at any time after execution of this Lease any part or all of the corporate shares shall be transferred by sale, assignment, bequest, inheritance, operation of law or other disposition (including, but not limited to, such a transfer to or by a receiver or trustee in federal or state bankruptcy, insolvency, or other proceedings) so as to result in a change in the present control of said corporation by the person(s) now owning a majority of said corporate shares, a transfer shall be deemed to have occurred. Tenant shall give Landlord notice that such transfer is imminent at least fifteen (15) days prior to the date of such transfer. If any such transfer is made (and regardless of whether Tenant has given notice of same), Landlord may elect to terminate this Lease at any time thereafter by giving Tenant notice of such election, in which event this Lease and the rights and obligations of the parties hereunder shall cease as of a date set forth in such notice which date shall not be less than sixty (60) days after the date of such notice. In the event of any such termination, all Rent (other than any Additional Rent due Landlord by reason of Tenant's failure to perform any of its obligations hereunder) shall be adjusted as of the date of such termination.
          D. Transfer of Partnership Interests. If Tenant is a general or limited partnership and if at any time after execution of this Lease any part or all of the interests in the capital or profits of such partnership or any voting or other interests therein shall be transferred by sale, assignment, bequest, inheritance, operation of law or other disposition (including, but not limited to, such a transfer to or by a receiver or trustee in federal or state bankruptcy, insolvency or other proceedings, and also including, but not limited to, any adjustment in such partnership interests) so as to result in a change in the present control of said partnership by the person or persons now having control of same, a transfer shall be deemed to have occurred. Tenant shall give Landlord notice that such transfer is imminent at least fifteen (15) days prior to the date of such transfer. If any such transfer is made (and regardless of whether Tenant has given notice of same), Landlord may elect to terminate this Lease at any time thereafter by giving Tenant notice of such election, in which event this Lease and the rights and obligations of the parties hereunder shall cease as of a date set forth in such notice which date shall be not less than sixty (60) days after the date of such notice. In the event of any such termination, all Rent (other than any Additional Rent due Landlord by reason of Tenant's failure to perform any of its obligations hereunder) shall be adjusted as of the date of such termination.
          E. Acceptance of Rent from Transferee. The acceptance by Landlord of the payment of Rent following any assignment or other transfer prohibited by this Article shall not be deemed to be a consent by Landlord to any such assignment or other transfer nor shall the same be deemed to be a waiver of any right or remedy of Landlord hereunder.
          F. Additional Provisions Respecting Transfers. Without limiting Landlord's right to withhold its consent to any transfer by Tenant, and regardless of whether Landlord shall have consented to any such transfer, neither Tenant nor any other person having an interest in the possession, use or occupancy of the Premises or any part thereof shall enter into any lease, sublease, license, concession, assignment or other transfer or agreement for possession, use or occupancy of all or any portion of the Premises, which provides for rental or other payment for such use, occupancy or utilization based, in whole or in part, on the net income or profits derived by any person or entity from the space so leased, used or occupied, and any such purported lease, sublease, license, concession, assignment or other transfer or agreement shall be absolutely void and ineffective as a conveyance of any right or interest in the possession, use or occupancy of all or any part of the Premises. There shall be no deduction from the rental payable under any sublease or other transfer no from the amount thereof passed on to any person or entity, for any expenses or costs related in any way to the subleasing or transfer of such place.
     If Landlord shall consent to any Transfer, Tenant shall in consideration therefor, pay to Landlord as Additional Rent an amount equal to the Transfer Consideration. For purposes of this paragraph, the term Transfer Consideration shall mean in any Lease Year (i) any rents, additional charges or other consideration payable to Tenant by the transferee of the Transfer which is in excess of the Base Rent and Overhead Rent accruing during such Lease Year and
(ii) all sums paid for the sale or rental of Tenant's fixtures, leasehold improvements, equipment, furniture or other personal property in excess of the fair market sale or rental value thereof as of the date of the Transfer. The Transfer Consideration shall be paid to Landlord as and when paid by the transferee to Tenant. Landlord shall have the right to audit Tenant's books and records upon reasonable notice to determine the amount of Transfer Consideration payable to Landlord. In the event such audit reveals an understatement of Transfer Consideration in excess of five percent (5%) of the actual Transfer Consideration due Landlord, Tenant shall pay for the cost of such audit within ten (10) days after Landlord's written demand for same.

     14.  TENANT'S  INSURANCE  COVERAGE
          A. General. Tenant agrees that, at all times during the Lease Term (as well as prior and subsequent thereto if Tenant or any of Tenant's Agents should then use or occupy any portion of the Premises), it will keep in force, with an insurance company licensed to do business in the State of Florida, and at least A-rated in the most current edition of Best's Insurance Reports and acceptable to Landlord, (i) without deductible, comprehensive general liability insurance, including coverage for bodily injury and death, property damage and personal injury and contractual liability as referred to below, in the amount of not less than the amount set forth in the BLI Rider, combined single limit per occurrence for injury (or death) and damages to property, (ii) with deductible of not more than Five Thousand Dollars ($5,000.00), insurance on an "All Risk or Physical Loss" basis, including sprinkler leakage, vandalism, malicious mischief, fire and extended coverage, covering all improvements to the Premises, fixtures, furnishings, removable floor coverings, equipment, signs and all other decoration or stock in trade, in the amounts of not less than the full replacement value thereof, and (iii) workmen's compensation and employer's liability insurance, if required by statute. Such policies will: (i) include Landlord and such other parties as Landlord may reasonably designate as additional insured's, (ii) be considered primary insurance, (iii) include within the terms of the policy or by contractual liability endorsement coverage insuring Tenant's indemnity obligations under paragraph 19, and (v) provide that it may not be cancelled or changed without at least thirty (30) days prior written notice from the company providing such insurance to each party insured thereunder. Tenant will also maintain throughout the Lease Term worker's compensation insurance with not less than the maximum statutory limits of coverage.
          B. Evidence. The insurance coverages to be provided by Tenant will be for a period of not less than one year. At least fifteen (15) days prior to the Commencement Date, Tenant will deliver to Landlord original certificates of all such paid-up insurance; thereafter, at least fifteen (15) days prior to the expiration of any policy Tenant will deliver to Landlord such original certificates as will evidence a paid-up renewal or new policy to take the place of the one expiring.

     15.  LANDLORD'S   INSURANCE   COVERAGE
          A. General. Landlord will at all times during the Lease Term maintain a policy or policies of insurance insuring the Building against loss or damage by fire, explosion or other hazards and contingencies typically covered by insurance for an amount acceptable to the mortgagees encumbering the Building. Landlord reserves the right to self insure in lieu of maintaining such policies.
          B. Tenant's Acts. Tenant will not do or permit anything to be done upon or bring or keep or permit anything to be brought or kept upon the Premises which will increase Landlord's rate of insurance on the Building. If by reason of the failure of Tenant to comply with the terms of this Lease, or by reason of Tenant's occupancy (even though permitted or contemplated by this Lease), the insurance rate shall at any time be higher than it would otherwise be, Tenant will reimburse Landlord for that part of all insurance premiums charged because of such violation or occupancy by Tenant. Tenant agrees to comply with any requests or recommendation made by Landlord's insurance underwriter inspectors.

     16.  WAIVER  OF RIGHT OF RECOVERY
          A. General. Except as provided in Section 39, neither Landlord nor Tenant shall be liable to the other for any damage to any building, structure or other tangible property, or any resulting loss of income, or losses under worker's compensation laws and benefits, even though such loss or damage might have been occasioned by the negligence of such party, its agents or employees. The provisions of this Section shall not limit the indemnification for liability to third parties pursuant to Section 19. As used in this Section 16.A., "damage" refers to any loss, destruction or other damage.


          B. Exclusions. Tenant acknowledges that Landlord will not carry insurance on improvements, furniture, furnishings, trade fixtures, equipment installed in or made to the Premises by or for Tenant, and Tenant agrees that Tenant, and not Landlord, will be obligated to promptly repair any damage thereto or replace the same.

     17.  DAMAGE OR DESTRUCTION BY CASUALTY
          A. Absolute Right to Terminate. If by fire or other casualty the Premises are damaged or destroyed to the extent of twenty five-percent (25%) or more of the replacement cost thereof, or the Building is damaged or destroyed to the extent of twenty-five per cent (25%) or more of the replacement cost thereof, Landlord will have the option of terminating this Lease or any renewal thereof by serving written notice upon Tenant within one hundred and eighty
(180) days from the date of the casualty and any prepaid Rent or Additional Rent will be prorated as of the date of destruction and the unearned portion of such Rent will be refunded to Tenant without interest.
          B. Qualified Right to Terminate. If by fire or other casualty either the Premises or the Building is damaged or destroyed to the extent of less than twenty-five per cent (25%) but more than ten percent (10%) of the replacement cost of the Premises or the Building (as applicable) (or the Premises or Building are damaged to a lesser degree but Section 17C does not apply because of the number of years remaining in the Lease Term), then Landlord may, so long as it treats Tenant and similarly situated tenants in a nondiscriminatory manner, either terminate this Lease by serving written notice upon Tenant within one hundred and eighty (180) days of the date of destruction or Landlord may restore the Premises.
          C. Obligation to Restore. If by fire or other casualty either the Premises or the Building is destroyed or damaged, but only to the extent of ten percent (10%) or less of the replacement cost of the Premises or the Building


(as applicable), and, also, the unexpired Lease Term, including any previously exercised renewal option, is more than three years, then Landlord will restore the Premises.
          D. Rent Adjustments. In the event of restoration by Landlord, all Base Rent and Additional Rent paid in advance shall be apportioned as of the date of damage or destruction and all such Base Rent and Additional Rent as above described thereafter accruing shall be equitably and proportionately adjusted according to the nature and extent of the destruction or damage, pending substantial completion of rebuilding, restoration or repair. In the event the destruction or damage is so extensive as to make it unfeasible for Tenant to conduct Tenant's business in the Premises, Rent and Additional Rent under this Lease will be completely abated until the Premises are substantially restored by Landlord or until Tenant resumes use and occupancy of the Premises, whichever shall first occur. Landlord will not be liable for any damage to or any inconvenience or interruption of business of Tenant or any of Tenant's Agents occasioned by fire or other casualty.
          E. Qualifications. Said restoration, rebuilding or repairing will exist and will be at Landlord's sole cost and expense, subject to the availability of applicable insurance proceeds. Landlord shall have no duty to restore, rebuild or replace Tenant's personal property and trade fixtures. Notwithstanding anything to the contrary in this Lease, including, but not limited to this Section 17A, Landlord's obligation(s) to repair, rebuild or restore the Building or the Premises shall exist (i) only to the extent of insurance proceeds received by Landlord in connection with the condition or event which gave rise to Landlord's obligation to repair, rebuild or restore and/or (ii) only so long as the area unaffected by the casualty may, as determined by Landlord using reasonable business judgment, be restored as a profitable, self functioning unit.


     18.  CONDEMNATION AND EMINENT DOMAIN
          A. Absolute Right to Terminate. If all or a material part of the Premises or the Building or the parking spaces is taken for any public or quasi-public use under any governmental law, ordinance or regulation or by right of eminent domain or by purchase in lieu thereof, and the taking would prevent or materially interfere with the use of the Premises for the purpose for which they are then being used, this Lease will terminate and the Rent and Additional Rent will be abated during the unexpired portion of this Lease effective on the date physical possession is taken by the condemning authority. Tenant will have no claim to the condemnation award.
          B. Obligation to Restore. In the event an immaterial part of the Premises or the Building or the parking spaces is taken for any public or quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain or by purchase in lieu thereof, and this Lease is not terminated as provided in subsection A above, then Landlord shall, subject to the remaining provisions of this Section, at Landlord's expense, restore the Premises to the extent necessary to make them reasonably tenantable. The Rent and Additional Rent payable under this Lease during the unexpired portion of the Lease Term shall be adjusted to such an extent as may be fair and reasonable under the circumstances. Tenant shall have no claim to the condemnation award with respect to the leasehold estate but, in a subsequent, separate proceeding, may make a separate claim for trade fixtures installed in the Premises by and at the expense of Tenant and Tenant's moving expense. In no event will Tenant have any claim for the value of the unexpired Lease Term.
          C. Qualifications. Notwithstanding the foregoing, Landlord's obligation to restore exists (i) only if and/or to the extent, that the condemnation or similar award received by Landlord is sufficient to compensate Landlord for its loss and its restoration costs and/or (ii) the area unaffected by the condemnation or similar proceeding may, as determined by Landlord's reasonable business judgment, be restored as a profitable, and self functioning unit.

     19.  LIMITATION OF LANDLORD'S LIABILITY;   INDEMNIFICATION
          A. Personal Property. All personal property placed or moved into the Building will be at the sole risk of Tenant or other owner. Landlord will not be liable to Tenant or others for any damage to person or property arising from environmental concerns, as hereafter defined, theft, vandalism, HVAC malfunction, the bursting or leaking of water pipes, any act or omission of any cotenant or occupant of the Building or of any other person, or otherwise.
          B.   Limitations.  Notwithstanding any contrary provision of this
Lease: (i) Tenant will look solely (to the extent insurance coverage is not applicable or available) to the interest of Landlord (or its successor as Landlord hereunder) in the Building for the satisfaction of any judgment or other judicial process requiring the payment of money as a result of any negligence or breach of this Lease by Landlord or its successor or of Landlord's managing agent (including any beneficial owners, partners, corporations and/or others affiliated or in any way related to Landlord or such successor or managing agent) and Landlord has no personal liability hereunder of any kind, and (ii) Tenant's sole right and remedy in any action or proceeding concerning Landlord's reasonableness (where the same is required under this Lease) will be an action for declaratory judgment and/or specific performance.
          C. Indemnity. Tenant agrees to indemnify, defend and hold harmless Landlord and its agents from and against all claims, causes of actions, liabilities, judgments, damages, losses, costs and expenses, including reasonable attorneys' fees and costs, including appellate proceedings and bankruptcy proceedings, incurred or suffered by Landlord and arising from or in any way connected with the Premises or the use thereof or any acts, omissions, neglect or fault of Tenant or any of Tenant's Agents, including, but not limited to, any breach of this Lease or any death, personal injury or property damage occurring in or about the Premises or the Building or arising from Environmental concerns, as hereafter defined. Tenant will reimburse Landlord upon request for all costs incurred by Landlord in the interpretation and enforcement of any provisions of this Lease and/or the collection of any sums due to Landlord under this Lease, including collection of agency fees, and reasonable attorneys' fees and costs, regardless of whether litigation is commenced, and through all appellate actions and proceedings, including bankruptcy proceedings, if litigation is commenced. The foregoing claims, causes of actions, liabilities, judgments, damages, losses, costs and expenses shall include but not be limited to any of same arising from Tenant's failure to comply with any of the requirements of Americans with Disabilities Act ("ADA") within the Premises.

     20.  RELOCATION   OF  TENANT
          A. General. Recognizing that the Building is large and the needs of tenants as to space may vary from time to time, and in order for Landlord to accommodate Tenant and prospective tenants, Landlord expressly reserves the right, prior to and/or during the Lease Term, at Landlord's sole expense, to move Tenant from the Premises and relocate Tenant in other space of Landlord's choosing of approximately the same dimensions and size within the Building, which other space will be decorated by Landlord at its expense. Landlord may use decorations and materials from the existing Premises, or other materials, so that the space in which Tenant is relocated will be comparable in its interior design and decoration to the space from which Tenant is removed.
          B. No Interference. During the relocation period Landlord will use reasonable efforts not to unduly interfere with Tenant's business activities and Landlord agrees to substantially complete the relocation within a reasonable time under all then existing circumstances.


          C. Premises. This Lease and each of its terms and conditions will remain in full force and effect and be applicable to any such new space and such new space will be deemed to be the Premises demised hereunder; upon request Tenant will execute such documents which may be requested to evidence, acknowledge and confirm the relocation (but it will be effective even in the absence of such confirmation).
          D. Costs. Landlord's obligation for expenses of removal and relocation will be the actual cost of relocating and decorating Tenant's new space, and Tenant agrees that Landlord's exercise of its election to remove and relocate Tenant will not release Tenant in whole or in part from its obligations hereunder for the full Lease Term. No rights granted in this Lease to Tenant, including the right of peaceful possession and quiet enjoyment, will be deemed breached or interfered with by reason of Landlord's exercise of the relocation right reserved herein.
          E. Notice. If Landlord exercises its relocation right under this paragraph, (i) Tenant will be given thirty (30) days prior notice in writing and
(ii) Landlord will reimburse Tenant for the reasonable cost of telephone relocation necessitated by the exercise of said right of relocation.

     21.  COMPLIANCE WITH LAWS AND PROCEDURES
          A. Compliance. Tenant, at its sole cost, will promptly comply with all applicable laws, guidelines, rules, regulations and requirements, whether of federal, state, or local origin, applicable to the Premises and the Building, including, but not limited to, the Americans with Disabilities Act, 42 U.S.C. ' 12101 et seq, and those for the correction, prevention and abatement of nuisance, unsafe conditions, or other grievances arising from or pertaining to the use or occupancy of the Premises. Tenant acknowledges that (i) the Premises and the parking facilities may contain potentially hazardous substances, including, but not limited to, asbestos containing materials, radon gas, mineral fibers, and other like materials (all of such materials are referred to herein as "Environmental Concerns") and (ii) Tenant has been advised that the Premises and the Building do contain asbestos containing materials. Accordingly, Tenant agrees that Tenant and Tenant's Agents shall comply with all operation and maintenance programs and guidelines implemented or promulgated from time to time by Landlord or its consultants, including, but not limited to, those matters set forth in subsections B and C below, in order to reduce the risk to Tenant, Tenant's Agents or any other tenants of the Building of injury from Environmental Concerns. Tenant at its sole cost and expense shall be solely responsible for taking any and all measures which are required to comply with the requirements of the ADA within the Premises. Any Alterations to the Premises made by or on behalf of Tenant for the purpose of complying with the ADA or which otherwise require compliance with the ADA shall be done in accordance with this Lease; provided, that Landlord's consent to such Alterations shall not constitute either Landlord's assumption, in whole or in part, of Tenant's responsibility for compliance with the ADA, or representation or confirmation by Landlord that such Alterations comply with the provisions of the ADA.
          B. Notice Prior to Work. Tenant shall provide thirty (30) days notice to Landlord prior to the performance by Tenant, Tenant's Agents or contractors of any structural repairs, renovation and/or maintenance, to the Premises. Such notice shall include a detailed description of the work contemplated. Tenant shall not perform, or cause to be performed, any such repair, renovation and/or maintenance without the written consent of Landlord, and, if such consent is granted, the repair, renovation and/or maintenance must be performed in accordance with the terms of Landlord's consent. Tenant agrees to bear the expense of whatever preventive or abatement measures are required by Landlord's consent with respect to friable asbestos or any other material.


          C. Indemnification. Tenant shall indemnify, defend, and hold harmless Landlord from and against any and all claims or liability arising from the performance of the repair, renovation, and/or maintenance described above. This indemnity shall include, but not be limited to, claims or liabilities asserted against Landlord based upon negligence, strict liability or other liability by operation of law to any third party or government entity, and all costs, attorney's fees, expenses, and liabilities incurred by Landlord in the defense of any such claim. Landlord shall defend any such claim at Tenant's expense by counsel selected by Landlord. Furthermore, as a material part of the consideration to Landlord for the entering into of this Lease, Tenant assumes all risk of damages to property or injury to persons in, upon, or about the Premises arising from any act or omission of Tenant, Tenant's Agents, employees, contractors, and invitees, resulting in the release or threatened release of friable asbestos. Tenant shall be liable for the entire cost of abating and remediating any such release or threatened release, and Tenant shall indemnify, defend, and hold harmless Landlord from and against any and all claims or liability arising therefrom.

          D. Radon. In accordance with Florida Law, the following disclosure is hereby made:
     RADON GAS: Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risk to persons who are exposed to it over time. Levels of radon that exceed Federal and State Guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from your county public health unit.

     22.  RIGHT OF ENTRY


          Landlord and its agents will have the right to enter the Premises during all reasonable hours to make necessary repairs to the Premises. In the event of an emergency, Landlord or its agents may enter the Premises at any time, without notice, to appraise and correct the emergency condition. Said right of entry will, after reasonable notice, likewise exist for the purpose of removing placards, signs, fixtures, alterations, or additions which do not conform to this Lease. Landlord or its agents will have the right to exhibit the Premises at any time to prospective tenants within one hundred and eighty days (180) before the Expiration Date of the Lease.

     23.  DEFAULT
          A. Events of Default By Tenant. If (1) Tenant vacates, abandons or surrenders all or any part of the Premises prior to the Expiration Date, or (2) Tenant fails to fulfill any of the terms or conditions of this Lease or any other lease heretofore made by Tenant for space in the Building or (3) the appointment of a trustee or a receiver to take possession of all or substantially all of Tenant's assets occurs, or if the attachment, execution or other judicial seizure of all or substantially all of Tenant's assets located at the Premises, or of Tenant's interest in this Lease, occurs, or (4) Tenant or any of its successors or assigns or any guarantor of this Lease ("Guarantor") should file any voluntary petition in bankruptcy, reorganization or arrangement, or an assignment for the benefit of creditors or for similar relief under any present or future statute, law or regulation relating to relief of debtors, or
(5) Tenant or any of its successors or assigns or any Guarantor should be adjudicated bankrupt or have an involuntary petition in bankruptcy, reorganization or arrangement filed against it, or (6) Tenant shall permit, allow or suffer to exist any lien, judgment, writ, assessment, charge, attachment or execution upon Landlord's or Tenant's interest in this Lease or to the Premises, and/or the fixtures, improvements and furnishings located thereon; then, Tenant shall be in default hereunder.
          B. Tenant's Grace Periods. If (1) Tenant fails to pay Rent or Additional Rent on the date due or (2) Tenant fails to cure any other default within ten (10) days after notice from Landlord specifying the nature of such default (unless such default is of a nature that it cannot be completely cured within said ten (10) day period and steps have been diligently commenced to cure or remedy it within such ten (10) day period and are thereafter pursued with reasonable diligence and in good faith), then Landlord shall have such remedies as are provided under this Lease and/or under the laws of the State of Florida.
          C. Repeated Late Payment. Regardless of the number of times of Landlord's prior acceptance of late payments and/or late charges, (i) if Landlord notifies Tenant twice in any 6-month period that Base Rent or any Additional Rent has not been paid when due, then any other late payment within such 6-month period shall automatically constitute a default hereunder and (ii) the mere acceptance by Landlord of late payments in the past shall not, regardless of any applicable laws to the contrary, thereafter be deemed to waive Landlord's right to strictly enforce this Lease, including Tenant's obligation to make payment of Rent on the exact day same is due, against Tenant.
          D. Landlord's Default. If Tenant asserts that Landlord has failed to meet any of its obligations under this Lease, Tenant shall provide written notice ("Notice of Default") to Landlord specifying the alleged failure to perform, and Tenant shall send by certified mail, return receipt requested, a copy of such Notice of Default to any and all mortgage holders, provided that Tenant has been previously advised of the address(es) of such mortgage holder(s). Landlord shall have a thirty (30) day period after receipt of the Notice of Default in which to commence curing any non-performance by Landlord, and Landlord shall have as much time thereafter to complete such cure as is necessary so long as Landlord's cure efforts are diligent and continuous. If


Landlord has not begun the cure within thirty (30) days of receipt of the Notice of Default, or Landlord does not thereafter diligently and continuously attempt to cure, then Landlord shall be in default under this Lease. If Landlord is in default under this Lease, then the mortgage holder(s) shall have an additional thirty (30) days, after receipt of a second written notice from Tenant, within which to cure such default or, if such default cannot be cured within that time, then such additional time as may be necessary so long as their efforts are diligent and continuous.

     24.  LANDLORD'S  REMEDIES  FOR TENANT'S  DEFAULT
          A. Landlord's Options. If Tenant is in default of this Lease, Landlord may, at its option, in addition to such other remedies as may be available under Florida law:
               (1)  terminate this Lease and Tenant's right of possession; or
               (2) terminate Tenant's right to possession but not the Lease and/or proceed in accordance with any and all provisions of paragraph B below.
          B.   Landlord's Remedies.
               (1) Landlord may without further notice reenter the Premises either by force or otherwise and dispossess Tenant by summary proceedings or otherwise, as well as the legal representative(s) of Tenant and/or other occupant(s) of the Premises, and remove their effects and hold the Premises as if this Lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end; and/or at Landlord's option,
               (2) All Rent and all Additional Rent for the balance of the Term will, at the election of Landlord, be accelerated and the present worth of same for the balance of the Lease Term, net of amounts actually collected by Landlord, shall become immediately due thereupon and be paid, together with all expenses of every nature which Landlord may incur such as (by way of illustration and not limitation) those for attorneys' fees, brokerage, advertising, and refurbishing the Premises in good order or preparing them for re-rental; and/or at Landlord's option,
               (3) Landlord may re-let the Premises or any part thereof, either in the name of Landlord or otherwise, for a term or terms which may at Landlord's option be less than or exceed the period which would otherwise have constituted the balance of the Lease Term, and may grant concessions or free rent or charge a higher rental than that reserved in this Lease; and/or at Landlord's option,
               (4) Tenant or its legal representative(s) will also pay to Landlord as liquidated damages any deficiency between the Rent and all Additional Rent hereby reserved and/or agreed to be paid and the net amount, if any, of the rents collected on account of the lease or leases of the Premises for each month of the period which would otherwise have constituted the balance of the Lease Term.

     25.  LANDLORD'S   RIGHT  TO  PERFORM FOR  TENANT'S  ACCOUNT
          If Tenant fails to observe or perform any term or condition of this Lease within the grace period, if any, applicable thereto, then Landlord may immediately or at any time thereafter perform the same for the account of Tenant. If Landlord makes any expenditure or incurs any obligation for the payment of money in connection with such performance for Tenant's account (including reasonable attorneys' fees and costs in instituting, prosecuting and/or defending any action or proceeding through appeal), the sums paid or obligations incurred, with interest at eighteen percent (18%) per annum, will be paid by Tenant to Landlord within ten (10) days after rendition of a bill or statement to Tenant. In the event Tenant in the performance or non-performance of any term or condition of this Lease should cause an emergency situation to occur or arise within the Premises or in the Building, Landlord will have all rights set forth in this paragraph immediately without the necessity of providing Tenant any advance notice.

     26.  LIENS
          A. General. In accordance with the applicable provisions of the Florida Mechanic's Lien Law and specifically Florida Statutes, Section 713.10, no interest of Landlord whether personally or in the Premises, or in the underlying land or Building of which the Premises are a part or the leasehold interest aforesaid shall be subject to liens for improvements made by Tenant or caused to be made by Tenant hereunder. Further, Tenant acknowledges that Tenant, with respect to improvements or alterations made by Tenant or caused to be made by Tenant hereunder, shall promptly notify the contractor making such improvements to the Premises of this provision exculpating Landlord's liability for such liens.
          B. Default. Notwithstanding the foregoing, if any mechanic's lien or other lien, attachment, judgment, execution, writ, charge or encumbrance is filed against the Building or the Premises or this leasehold, or any alterations, fixtures or improvements therein or thereto, as a result of any work action or inaction done by or at the direction of Tenant or any of Tenant's Agents, Tenant will discharge same of record within ten (10) days after the filing thereof, failing which Tenant will be in default under this Lease. In such event, without waiving Tenant's default, Landlord, in addition to all other available rights and remedies, without further notice, may discharge the same of record by payment, bonding or otherwise, as Landlord may elect, and upon request Tenant will reimburse Landlord for all costs and expenses so incurred by Landlord plus interest thereon at the rate of eighteen percent (18%) per annum.

     27.  NOTICES


          Notices to Tenant under this Lease will be addressed to Tenant and mailed or delivered to the address set forth for Tenant in the BLI Rider. Notices to Landlord under this Lease (as well as the required copies thereof) will be addressed to Landlord (and its agents) and mailed or delivered to the address set forth in the BLI Rider. Notices will be personally delivered or given by registered or certified mail, return receipt requested. Notices delivered personally will be deemed to have been given as of the date of delivery and notices given by mail will be deemed to have been given forty-eight
(48) hours after the time said properly addressed notice is placed in the mail. Each party may change its address from time to time by written notice given to the other as specified above.


     28.  MORTGAGE;   ESTOPPEL  CERTIFICATE;    SUBORDINATION


          Landlord has the unrestricted right to convey, mortgage and refinance the Building, or any part thereof. Tenant agrees, within seven (7) days after notice, to execute and deliver to Landlord or its mortgagee or designee such instruments as Landlord or its mortgagee may require, certifying the amount of the Security Deposit and whether this Lease is in full force and effect, and listing any modifications. This estoppel certificate is intended to be for the benefit of Landlord, any purchaser or mortgagee of Landlord, or any purchaser or assignee of Landlord's mortgage. The estoppel certificate will also contain such other information as Landlord or its designee may request. This Lease is and at all times will be subject and subordinate to all present and future mortgages or ground leases which may affect the Building and/or the parking garage(s), and to all recastings, renewals, modifications, consolidations, replacements, and extensions of any such mortgage(s), and to all increases and voluntary and involuntary advances made thereunder. The foregoing will be self-operative and no further instrument of subordination will be required. In the event that the holder ("Lender") of any encumbrance ("Mortgage") on the Building or any other person acquires title to the Building pursuant to the exercise of any remedy provided for in the Mortgage or by reason of the acceptance of a deed in lieu of foreclosure (the Lender, any other such person and their participants, successors and assigns being referred to herein as the "Purchaser"), Tenant covenants and agrees to attorn to and recognize and be bound to Purchaser as its new Landlord, and except as provided below, this Lease shall continue in full force and effect as a direct Lease between Tenant and Purchaser, except that, notwithstanding anything to the contrary herein or in the Lease, the provisions of the Mortgage will govern with respect to the disposition of proceeds of insurance policies or condemnation or eminent domain awards. So long as the Lease is in full force and effect and Tenant is not in default under any provision of this Lease, and no event has occurred that has continued to exist for a period of time (after notice, if any, required by this


Lease) as would entitle Landlord to terminate this Lease or would cause without further action by Landlord, the termination of this Lease or would entitle Landlord to dispossess the Tenant thereunder:
          A. The right of possession of Tenant to the Premises shall not be terminated or disturbed by any steps or proceedings taken by Lender in the exercise of any of its rights under the Mortgage or the indebtedness secured thereby;
          B. This Lease shall not be terminated or affected by said exercise of any remedy provided for in the Mortgage, and any sale by Lender of the Building pursuant to the exercise of any rights and remedies under the Mortgage or otherwise, shall be made subject to this Lease and the rights of Tenant hereunder.
          C.   In no event shall Lender or any other Purchaser be:
               (1) liable for any act or omission of Landlord or any prior landlord;
               (2)  liable for the return of any security deposit;
               (3) subject to any offsets or defenses that the Tenant might have against Landlord or any prior landlord;
               (4) bound by any payment or rent or additional rent that Tenant might have paid to Landlord or any prior landlord for more than the current month; or
               (5) bound by any amendment or modifications of the Lease made without Lender's or such other Purchaser's prior written consent.
          D. Provided that Landlord has previously notified Tenant of Lender's address for notice, Tenant agrees to give prompt written notice to Lender of any default by Landlord that would entitle Tenant to cancel this Lease, and agrees that notwithstanding any provision of this Lease, no notice of cancellation thereof given on behalf of Tenant shall be effective unless Lender has received said notice and has failed within 30 days of the date of receipt thereof to cure


Landlord's default, or if the default cannot be cured within 30 days, has failed to commence and to diligently pursue the cure of Landlord's default which gave rise to such right of cancellation. Tenant further agrees to give such notices to any successor of Lender, provided that such successor shall have given written notice of Tenant of its acquisition of Lender's interest in the Mortgage and designated the address to which such notices are to be sent.
          E. Tenant acknowledges that Landlord may execute and deliver to Lender an Assignment of Leases and Rents conveying the rentals under this Lease as additional security for the loan secured by the Mortgage, and Tenant hereby expressly consents to such Assignment.
          F. Tenant agrees that it will not, without the prior written consent of Lender, do any of the following, and any such purported action without such consent shall be void as against Lender:
          (1) modify this Lease or any extensions or renewals thereof in such a way as to reduce the Rent, accelerate Rent payments, shorten the original term, or change any renewal option;
          (2)  terminate this Lease except as provided by its terms; or
          (3) tender or accept a surrender of this Lease or make prepayment in excess of one month of rent thereunder.
          G. Tenant agrees to certify in writing to Lender, upon request, whether or not any default on the part of Landlord exists and the nature of any such default.
          H. The foregoing provisions shall be self-operative and effective without the execution of any further instruments on the part of Lender or Tenant. However, Tenant agrees to execute and deliver to Lender or to any person to whom Tenant herein agrees to attorn such other instruments as either shall request in order to effectuate said provisions.

     29.  ATTORNMENT AND MORTGAGEE'S REQUEST


          A. Attornment. If any mortgagee of the Building comes into pos-session or ownership of the Premises, or acquires Landlord's interest by foreclosure of the mortgage or otherwise, upon the mortgagee's request Tenant will attorn to the mortgagee.
          B. Mortgage Modification. If a mortgagee of the Building requests modifications to this Lease as a condition to disbursing any monies to be secured by the mortgage, Tenant agrees that within seven (7) days after request by the mortgagee Tenant will execute, acknowledge and deliver to the mortgagee an agreement, in form and substance satisfactory to the mortgagee, evidencing such modifications, provided they do not increase Tenant's obligations under this Lease or materially adversely affect the leasehold interest created by this Lease.
          C. Estoppel Letter. Tenant agrees that within seven (7) days after request by any mortgagee of the Building, Tenant will execute, acknowledge and deliver to the mortgagee a notice in form and substance satisfactory to the mortgagee (as prepared by Landlord), setting forth such information as the mortgagee may require with respect to this Lease and/or the Premises. If for any reason Tenant does not timely comply with the provisions of this paragraph, Tenant will be deemed to have confirmed that this Lease is in full force and effect with no defaults on the part of either party and without any right of Tenant to offset, deduct or withhold any Rent or Additional Rent.

     30.  TRANSFER  BY  LANDLORD
          If Landlord's interest in the Building terminates by reason of a bona fide sale or other transfer, Landlord will, upon transfer of the Security Deposit to the new owner, thereupon be released from all further liability to Tenant under this Lease. At the expiration or termination of the Lease Term, Tenant shall deliver to Landlord all keys to the Premises and make known to Landlord the location and combination of all safes, locks and similar items.



     31.  SURRENDER OF PREMISES; HOLDING OVER
          A. Surrender. Tenant agrees to surrender the Premises to Landlord on the Expiration Date (or sooner termination of the Lease Term pursuant to other applicable provisions hereof) in as good condition as they were at the commencement of Tenant's occupancy, ordinary wear and tear, and damage by fire and windstorm excepted.
          B.   Restoration.   In all events, Tenant will promptly restore all
damage caused in connection with any removal of Tenant's personal property. Tenant will pay to Landlord, upon request, all damages that Landlord may suffer on account of Tenant's failure to surrender possession as and when aforesaid and will indemnify Landlord against all liabilities, costs and expenses (including all reasonable attorneys' fees and costs if any) arising out of Tenant's delay in so delivering possession, including claims of any succeeding tenant.
          C. Removal. Upon expiration of the Lease Term, Tenant will not be required to remove from the Premises Building standard items, all of such Building standard items are the property of Landlord.
          D. Holdover. If Tenant shall be in possession of the Premises after the expiration of the Term, in the absence of any agreement extending the Term, the tenancy under this Lease shall become one from month to month, terminable by either party on thirty (30) days' prior notice, and shall be subject to all of the terms and conditions of this Lease as though the Term had been extended from month to month, except that (i) the Base Rent payable hereunder for each month during said holdover period shall be equal to twice the monthly installment of Base Rent payable during the last month of the Term and (ii) all Overhead Rent payable hereunder shall be prorated for each month during such holdover period.
          E. No Surrender. No offer of surrender of the Premises, by delivery to Landlord or its agent of keys to the Premises or otherwise, will be binding on Landlord unless accepted by Landlord, in writing, specifying the effective surrender of the Premises. At the expiration or termination of the Lease Term, Tenant shall deliver to Landlord all keys to the Premises and make known to Landlord the location and combinations of all locks, safes and similar items.
No receipt of money by Landlord from Tenant after the Expiration Date (or sooner termination) shall reinstate, continue or extend the Lease Term, unless Landlord specifically agrees to same in writing signed by Landlord at the time such payment is made by Tenant.

     32.  NO   WAIVER;   CUMULATIVE REMEDIES
          A. No Waiver. No waiver of any provision of this Lease by either party will be deemed to imply or constitute a further waiver by such party of the same or any other provision hereof. The rights and remedies of Landlord under this Lease or otherwise are cumulative and are not intended to be exclusive and the use of one will not be taken to exclude or waive the use of another, and Landlord will be entitled to pursue all rights and remedies available to landlords under the laws of the State of Florida. Landlord, in addition to all other rights which it may have under this Lease, hereby expressly reserves all rights in connection with the Building or the Premises not expressly and specifically granted to Tenant under this Lease and Tenant hereby waives all claims for damages, loss, expense, liability, eviction or abatement it has or may have against Landlord on account of Landlord's exercise of its reserved rights, including, but not limited to, Landlord's right to alter the existing name, address, style or configuration of the Building or the Common Areas, signage, suite identifications, parking facilities, lobbies, entrances and exits, elevators and stairwells.
          B. Rent Payments. No receipt of money by Landlord from Tenant at any time, or any act, or thing done by, Landlord or its agent shall be deemed a release of Tenant from any liability whatsoever to pay Rent, Additional Rent, or any other sums due hereunder, unless such release is in writing, subscribed by a duly authorized officer or agent of Landlord and refers expressly to this Section. Any payment by Tenant or receipt by Landlord of less than the entire amount due at such time shall be deemed to be on account of the earliest sum due. No endorsement or statement on any check or any letter accompanying any check or payment shall be deemed an accord and satisfaction. In the case of such a partial payment or endorsement, Landlord may accept such payment, check or letter without prejudice to its right to collect all remaining sums due and pursue all of its remedies under the Lease.

     33.  WAIVER
          To the extent permitted by law, Tenant hereby waives: (a) jury trial in any action or proceeding regarding a monetary default by Tenant and/or Landlord's right to possession of the Premises, and (b) in any action or proceeding by Landlord for eviction where Landlord has also filed a separate action for damages, Tenant waives the right to interpose any counterclaim in such eviction action. Moreover, Tenant agrees that it shall not interpose or maintain any counterclaim in such damages action unless it pays and continues to pay all Rent, as and when due, into the registry of the court in which the damages action is filed. In the event of any dispute hereunder, or any default in the performance of any term or condition of this Lease, the prevailing party in litigation shall be entitled to recover all costs and expenses associated therewith, including reasonable attorneys' fees.

     34.  CONSENTS AND APPROVALS
          If Tenant requests Landlord's consent or approval under this Lease, and if in connection with such requests Landlord deems it necessary to seek the advice of its attorneys, architects and/or other experts, then Tenant shall pay the reasonable fee of Landlord's attorneys, architects and/or other experts in connection with the consideration of such request and/or the preparation of any documents pertaining thereto. Whenever under this Lease Landlord's consent or approval is expressly or impliedly required, the same may be arbitrarily withheld except as otherwise specified herein.

     35.  RULES AND REGULATIONS
          Tenant agrees to abide by all rules and regulations attached hereto as Exhibit "C" and incorporated herein by this reference, as reasonably amended and supplemented from time to time by Landlord. Landlord will not be liable to Tenant for violation of the same or any other act or omission by any other tenant.

     36.  SUCCESSORS AND ASSIGNS
          This Lease will be binding upon and inure to the benefit of the respective heirs, personal and legal representatives, successors and permitted assigns of the parties hereto.

     37.  QUIET ENJOYMENT
          In accordance with and subject to the terms and provisions of this Lease, Landlord warrants that it has full right to execute and to perform under this Lease and to grant the estate demised and that Tenant, upon Tenant's payment of the required Rent and Additional Rent and performing of all of the terms, conditions, covenants, and agreements contained in this Lease, shall peaceably and quietly have, hold and enjoy the Premises during the full Lease Term.

     38.  ENTIRE AGREEMENT
          This Lease, together with the BLI Rider, exhibits, schedules, addenda and guaranties (as the case may be) fully incorporated into this Lease by this reference, contains the entire agreement between the parties hereto regarding the subject matters referenced herein and supersedes all prior oral and written agreements between them regarding such matters. This Lease may be modified only by an agreement in writing dated and signed by Landlord and Tenant after the date hereof.

     39.  HAZARDOUS  MATERIALS
          A. Prohibition of Storage. As used herein, "Hazardous Materials Laws" means all federal, state and local laws, statutes, ordinances and regulations, rules, rulings, policies, orders and administrative actions and orders relating to industrial hygiene, environmental protection or the use, analysis, generation, manufacture, storage, disposal or transportation of any oil, flammable explosives, asbestos, urea formaldehyde, radioactive materials or waste, infectious waste, or other hazardous, toxic, contaminated or polluting materials, substances or wastes, including, without limitation, any "hazardous substances," "hazardous wastes," "hazardous materials" or "toxic substances" under any such laws, ordinances or regulations (collectively, "Hazardous Materials"). Tenant shall, at its own expense, at all times and in all respects: (i) comply with all Hazardous Materials Laws regarding Hazardous Materials introduced in or about the Building by or at the direction of Tenant or in connection with Tenant's use of the Premises ("Tenant's Hazardous Materials"); and (ii) procure, maintain in effect and comply with all conditions of any and all permits, licenses and other governmental and regulatory approvals relating to Tenant's Hazardous Materials within, on, under or about the Building in conformity with all applicable Hazardous Materials Laws and prudent industry practices regarding management of such Hazardous Materials. Landlord recognizes and agrees that Tenant may use Tenant's Hazardous Materials in normal quantities that are applicable to general office use and that such use by Tenant shall not be deemed a violation of this Section, so long as the levels are not in violation of any Hazardous Materials Laws. Upon termination or expiration of the Lease, Tenant shall, at its own expense, cause all of Tenant's Hazardous Materials to be removed from the Premises and Building Common Area and transported for use, storage or disposal in accordance and compliance with all applicable Hazardous Materials Laws. Landlord acknowledges that it is not the intent of this Article to prohibit Tenant from operating its business as described in this Lease. Tenant may operate its business according to the custom of the industry so long as the use or presence of Tenant's Hazardous Materials is strictly and properly monitored according to all applicable governmental requirements. Tenant shall indemnify, protect, defend (by counsel reasonably acceptable to Landlord), and hold Landlord and Landlord's Indemnitees free and harmless from and against any and all claims, liabilities, penalties, forfeitures, losses and expenses (including attorneys' fees) or death of or injury to any person or damage to any property whatsoever, including, without limitation, the Building common area, arising from or caused in whole or in part, directly or indirectly, by the presence in or about the Building of any of Tenant's Hazardous Materials or by Tenant's failure to comply with any Hazardous Materials Law regarding Tenant's Hazardous Materials or in connection with any removal, remediation, clean up, restoration and materials required hereunder to return the Premises and any other property of whatever nature to their condition existing prior to the appearance of Tenant's Hazardous Materials.
          B. Disclosure Warning and Notice Obligations. Tenant shall comply with all laws, ordinances and regulations in the State where the Premises is located regarding the disclosure of the presence or danger of Tenant's Hazardous Materials. Tenant acknowledges and agrees that all reporting and warning obligations required under the Hazardous Materials Laws with respect to Tenant's Hazardous Materials are the sole responsibility of Tenant, whether or not such Hazardous Materials Laws permit or require Landlord to provide such reporting or warnings, and Tenant shall be solely responsible for complying with such Hazardous Materials Laws regarding the disclosure of, the presence or danger of


Tenant's Hazardous Materials. Tenant shall immediately notify Landlord, in writing, of any complaints, notices, warnings, reports or asserted violations of which Tenant becomes aware relating to Hazardous Materials on or about the Premises. Tenant shall also immediately notify Landlord if Tenant knows or has reason to believe Tenant's Hazardous Materials have or will be released in or about the Building.
          C. Environmental Tests and Audits. Tenant shall not perform or cause to be performed, any Hazardous Materials surveys, studies, reports or inspection, relating to the Premises without obtaining Landlord's advance written consent, which consent may be withheld in Landlord's sole discretion.
At any time prior to the expiration of the Lease Term, Landlord shall have the right to enter upon the Premises in order to conduct appropriate tests and to deliver to Tenant the results of such tests to demonstrate that levels of any Hazardous Materials in excess of permissible levels has occurred as a result of Tenant's use of the Premises.
          D. Survival/Tenant's Obligations. The respective rights and obligations of Landlord and Tenant under this Article shall survive the expiration or termination of this Lease.
     40.  BANKRUPTCY   PROVISIONS
          A. Event of Bankruptcy. If this Lease is assigned to any person or entity pursuant to the provisions of the United States Bankruptcy Code, 11 U.S.C. Section 101 et seq. (the "Bankruptcy Code"), any and all monies or other consideration payable or otherwise to be delivered in connection with such assignment shall be paid or delivered to Landlord, shall be and remain the exclusive property of Landlord, and shall not constitute the property of Tenant or of the estate of Tenant within the meaning of the Bankruptcy Code. Any and all monies or other considerations constituting Landlord's property under this Section not paid or delivered to Landlord shall be held in trust for the benefit of Landlord and shall be promptly paid or delivered to Landlord. Any person or entity to which this Lease is assigned pursuant to the provisions of the Bankruptcy Code shall be deemed without further act or deed to have assumed all of the obligations arising under this Lease on and after the date of such assignment.
          B. Additional Remedies. In addition to any rights or remedies hereinbefore or hereinafter conferred upon Landlord under the terms of this Lease, the following remedies and provisions shall specifically apply in the event Tenant is in default of this Lease:
               (1) In all events, any receiver or trustee in bankruptcy shall either expressly assume or reject this Lease within sixty (60) days following the entry of an "Order for Relief" or within such earlier time as may be provided by applicable law.
               (2) In the event of an assumption of this Lease by a debtor or by a trustee, such debtor or trustee shall within fifteen (15) days after such assumption (i) cure any default or provide adequate assurance that defaults will be promptly cured; (ii) compensate Landlord for actual pecuniary loss or provide adequate assurance that compensation will be made for actual monetary loss, including, but not limited to, all attorneys' fees and costs incurred by Landlord resulting from any such proceedings; and (iii) provide adequate assurance of future performance.
               (3) Where a default exists under this Lease, the trustee or debtor assuming this Lease may not require Landlord to provide services or supplies incidental to this Lease before its assumption by such trustee or debtor, unless Landlord is compensated under the terms of this Lease for such services and supplies provided before the assumption of such Lease.
               (4) The debtor or trustee may only assign this Lease if (i) it is assumed and the assignee agrees to be bound by this Lease, (ii) adequate assurance of future performance by the assignee is provided, whether or not there has been a default under this Lease, and (iii) the debtor or trustee has received Landlord's prior written consent pursuant to the provisions of this Lease. Any consideration paid by any assignee in excess of the rental reserved in this Lease shall be the sole property of, and paid to, Landlord.
               (5) Landlord shall be entitled to the fair market value for the Premises and the services provided by Landlord (but in no event less than the rental reserved in this Lease) subsequent to the commencement of a bankruptcy event.
               (6) Any security deposit given by Tenant to Landlord to secure the future performance by Tenant of all or any of the terms and conditions of this Lease shall be automatically transferred to Landlord upon the entry of an "Order of Relief".
               (7) The parties agree that Landlord is entitled to adequate assurance of future performance of the terms and provisions of this Lease in the event of an assignment under the provisions of the Bankruptcy Code. For purposes of any such assumption or assignment of this Lease, the parties agree that the term "adequate assurance" shall include, without limitation, at least the following: (i) any proposed assignee must have, as demonstrated to Landlord's satisfaction, a net worth (as defined in accordance with generally accepted accounting principles consistently applied) in an amount sufficient to assure that the proposed assignee will have the resources to meet the financial responsibilities under this Lease, including the payment of all Rent; the financial condition and resources of Tenant are material inducements to Landlord entering into this Lease; (ii) any proposed assignee must have engaged in the permitted use described in the BLI Rider for at least five (5) years prior to any such proposed assignment, the parties hereby acknowledging that in entering into this Lease, Landlord considered extensively Tenant's permitted use and determined that such permitted business would add substantially to the tenant balance in the Building, and were it not for Tenant's agreement to operate only Tenant's permitted business on the Premises, Landlord would not have entered into this Lease, and that Landlord's operation of the Building will be materially impaired if a trustee in bankruptcy or any assignee of this Lease operates any business other than Tenant's permitted business; (iii) any assumption of this Lease by a proposed assignee shall not adversely affect Landlord's relationship with any of the remaining tenants in the Building taking into consideration any and all other "use" clauses and/or "exclusivity" clauses which may then exist under their leases with Landlord; and (iv) any proposed assignee must not be engaged in any business or activity which it will conduct on the Premises and which will subject the Premises to contamination by any Hazardous Materials.
     41.  MISCELLANEOUS
          A. If Tenant has a lease for other space in the Building, any default by Tenant under such lease will constitute a default hereunder.
          B. If any term or condition of this Lease or the application thereof to any person or circumstance is, to any extent, invalid or unenforceable, the remainder of this Lease, or the application of such term or condition to persons or circumstances other than those as to which it is held invalid or unenforceable, is not to be affected thereby and each term and condition of this Lease is to be valid and enforceable to the fullest extent permitted by law. This Lease will be construed in accordance with the laws of the State of Florida.
          C. Submission of this Lease to Tenant does not constitute an offer, and this Lease becomes effective only upon execution and delivery by both Landlord and Tenant.
          D. Tenant acknowledges that it has not relied upon any statement, representation, prior or contemporaneous written or oral promises, agreements or warranties, except such as are expressed herein.


          E. Tenant will pay before delinquency all taxes assessed during the Lease Term against any occupancy interest in the Premises or personal property of any kind owned by or placed in, upon or about the Premises by Tenant.
          F. If Tenant, with Landlord's consent, occupies the Premises or any part thereof prior to the beginning of the Lease Term, all provisions of this Lease will be in full force and effect commencing upon such occupancy, and Base Rent and Additional Rent, where applicable, for such period will be paid by Tenant at the same rate herein specified.
          G. Each party represents and warrants that it has not dealt with any agent or broker in connection with this transaction except for the agents or brokers specifically set forth in the BLI Rider with respect to each Landlord and Tenant. If either party's representation and warranty proves to be untrue, such party will indemnify the other party against all resulting liabilities, costs, expenses, claims, demands and causes of action, including reasonable attorneys' fees and costs through all appellate actions and proceedings, if any. The foregoing will survive the end of the Lease Term.
          H. Neither this Lease nor any memorandum hereof will be recorded by Tenant.
          I. Nothing contained in this Lease shall be deemed by the parties hereto or by any third party to create the relationship of principal and agent, partnership, joint venturer or any association between Landlord and Tenant, it being expressly understood and agreed that neither the method of computation of Rent nor any other provisions contained in this Lease nor any act of the parties hereto shall be deemed to create any relationship between Landlord and Tenant other than the relationship of landlord and tenant.
          J. Whenever in this Lease the context allows, the word "including" will be deemed to mean "including without limitation". The headings of articles, sections or paragraphs are for convenience only and shall not be relevant for purposes of interpretation of the provisions of this Lease.


          K. This Lease does not create, nor will Tenant have, any express or implied easement for or other rights to air, light or view over or about the Building or any part thereof.
          L. Landlord reserves the right to use, install, monitor, and repair pipes, ducts and conduits within the walls, columns, and ceilings of the Premises.
          M. Any acts to be performed by Landlord under or in connection with this Lease may be delegated by Landlord to its managing agent or other authorized person or firm.
          N. It is acknowledged that each of the parties hereto has been fully represented by legal counsel and that each of such legal counsel has contributed substantially to the content of this Lease. Accordingly, this Lease shall not be more strictly construed against either party hereto by reason of the fact that one party may have drafted or prepared any or all of the terms and provisions hereof.
          O. Landlord and Tenant acknowledge that the terms and provisions of this Lease have been negotiated based upon a variety of factors, occurring at a coincident point in time, including, but not limited to: (i) the individual principals involved and the financial strength of Tenant, (ii) the nature of Tenant's business and use of the Premises, (iii) the current leasing market place and the economic conditions affecting rental rates, (iv) the present and projected tenant mix of the Building, and (v) the projected juxtaposition of tenants on the floor(s) upon which the Premises are located and the floors within the Building. Therefore, recognizing the totality, uniqueness, complexity and interrelation of the aforementioned factors, the Tenant agrees to use its best efforts not to disseminate in any manner whatsoever, (whether by word of mouth, mechanical reproduction, physical tender or by any manner of visual or aural transmission or review) the terms and conditions of this Lease to third parties who could in any way be considered presently or in the future as prospective tenants for this or any other leasehold property with which Landlord may be involved.
          P. If more than one person or entity is named herein as Tenant, their liability hereunder will be joint and several. In case Tenant is a corporation, Tenant (a) represents and warrants that this Lease has been duly authorized, executed and delivered by and on behalf of Tenant and constitutes the valid and binding agreement of Tenant in accordance with the terms hereof, and (b) Tenant shall deliver to Landlord or its agent, concurrently with the delivery of this Lease, executed by Tenant, certified resolutions of the board of directors (and shareholders, if required) authorizing Tenant's execution and delivery of this Lease and the performance of Tenant's obligations hereunder.
In case Tenant is a partnership, Tenant represents and warrants that all of the persons who are general or managing partners in said partnership have executed this Lease on behalf of Tenant, or that this Lease has been executed and delivered pursuant to and in conformity with a valid and effective authorization therefor by all of the general or managing partners of such partnership, and is and constitutes the valid and binding agreement of the partnership every partner therein in accordance with its terms. It is agreed that each and every present and future partner in Tenant shall be and remain at all times jointly and severally liable hereunder and that neither the death, resignation or withdrawal of any partner, nor the subsequent modification or waiver of any of the terms and provisions of this Lease, shall release the liability of such partner under the terms of this Lease unless and until Landlord shall have consented in writing to such release.
          Q. Landlord has made no inquiries about and makes no representations (express or implied) concerning whether Tenant's proposed use of the Premises is permitted under applicable law, including applicable zoning law; should Tenant's proposed use be prohibited, Tenant shall be obligated to comply with applicable law and this Lease shall nevertheless remain in full force and effect.


          R. Notwithstanding anything to the contrary in this Lease, if Landlord cannot perform any of its obligations due to events beyond Landlord's control, the time provided for performing such obligations shall be extended by a period of time equal to the duration of such events. Events beyond Landlord's control include, but are not limited to, hurricanes and floods and other acts of God, war, civil commotion, labor disputes, strikes, fire, flood or other casualty, shortages of labor or material, government regulation or restriction and weather conditions.
          S. Tenant agrees to pay, before delinquency, all taxes assessed during the Lease Term agreement (i) all personal property, trade fixtures, and improvements located in or upon the Premises and (ii) any occupancy interest of Tenant in the Premises.

     42.  DELIVERY   OF  GUARANTY
          At or prior to the parties execution of this Lease Landlord has delivered to Tenant a form of guaranty (the "Guaranty") to be signed by each Guarantor identified in the BLI Rider. Tenant's failure to deliver the Guaranty fully executed by the Guarantor within 5 days from the earliest date on which this Lease has been signed by the parties shall constitute an Event of Default.

          IN WITNESS WHEREOF, the parties have signed and delivered this Lease as of the day and year first above written.

WITNESSES:     "LANDLORD"
BRICKELL SQUARE CORPORATION LIMITED     [SEAL]

WITNESSES:     "TENANT"
JB OXFORD HOLDINGS, INC.


     EXHIBIT "B"
     WORK LETTER AGREEMENT
     In the event of any inconsistencies between this Agreement and the Lease dated concurrently herewith to which this Agreement is attached as Exhibit "B", this Agreement shall control. Capitalized terms used in this Agreement shall, unless otherwise specifically set forth herein, have the same meanings as in the Lease.
     1. Landlord shall complete or cause the completion of the initial buildout of the Premises as shown on the Final Plans (defined in Paragraph 2.) and as more fully described in this Section ("Tenant's Initial Improvements"). As Tenant's agent, Landlord shall retain an architect and/or engineer licensed in the State of Florida to prepare complete and detailed demolition, architectural, structural, mechanical and engineering plans and specifications prepared by and stamped and certified by such architect or engineer, showing Tenant's Initial Improvements ("Construction Plans"). The cost of the Construction Plans shall be the responsibility of Tenant, except that if Paragraph 2. establishes a financial contribution of Landlord toward the cost of Tenant's Initial Improvements, Landlord will pay the cost of the Construction Plans out of such financial contribution. The Construction Plans shall be substantially in accordance with the preliminary space plan initialed by the parties at or prior to execution of the Lease, and shall otherwise be acceptable to Landlord in its reasonable discretion. Tenant's Initial Improvements shall meet or exceed the minimum standards for Tenant's Initial Improvements ("Minimum Building Materials and Construction") attached hereto as Exhibit "B-1" and otherwise as determined by Landlord in its reasonable discretion. If applicable, Tenant's Construction Plans shall include all information necessary to reflect Tenant's requirements for the installation of any supplemental air conditioning system and ductwork, heating, electrical, plumbing and other mechanical systems and all work necessary to connect any special or non-standard facilities to the Building's base mechanical, electrical and structural systems. Tenant's submission shall include not less than one (1) set of sepias, three (3) signed and sealed sets, and six (6) bidding sets of black and white prints for each bidder. Tenant's Construction Plans shall include, but not be limited to, indication or identification of the following:
          A. locations and structural design of all floor area requiring live load capacities in excess of 75 pounds per square foot;
          B.   the density of occupancy in large work areas;
          C. the location of any food service areas or vending equipment rooms if permitted by Landlord;
          D. areas requiring 24-hour air conditioning, Tenant=s supplemental HVAC units (if any), and electrical consumption submeters if required by Landlord;
          E.   location of rooms for telephone equipment;
          F. locations and types of plumbing, if any, required for toilets (other than core facilities), sinks, drinking fountains, etc.;
          G.   light switching of offices, conference rooms, etc.;
          H. layouts for specially installed equipment, including computers, size and capacity of mechanical and electrical services required and heat projection of equipment;
          I. dimensioned location of: (a) electrical receptacles (120 volts), including receptacles for wall clocks, and telephone outlets and their respective locations (wall or floor), (b) electrical receptacles for use in the operation of Tenant's business equipment which requires 208 volts or separate electrical circuits, (c) electronic calculating, CRT systems, etc., and (d) special audio-visual requirements;
          J. special fire protection equipment and raised flooring where permitted by Building systems and otherwise approved by Landlord;
          K.   reflected ceiling plan;


          L. information concerning air conditioning loads, including, but not limited to, air volume amounts at all supply vents;
          M.   non-building standard ceiling heights and/or materials;
          N.   materials, colors and designs of wall coverings and finishes;
          O. painting and decorative treatment required to complete all construction;
          P.   swing of each door;
          Q. a schedule for doors (including dimensions for undercutting of doors to clear carpeting) and frames complete with hardware; and
          R. all other information necessary to make the work complete and in all respects ready for operation.
     2. As used herein, "Final Plans" refers to the Construction Plans after the same have been approved in writing by Landlord. Other than Landlord's Contribution, if any, set forth in the BLI Rider which Landlord shall contribute to the cost of the Construction Plans and Tenant's Initial Improvements ("Landlord's Contribution"), Tenant shall be responsible for the entire cost of Tenant's Initial Improvements including any revisions to the Final Plans ("Revisions").
     3. Promptly following Landlord's approval of the Final Plans, Landlord shall submit to Tenant the estimate of the cost of Tenant's Initial Improvements which exceeds Landlord's Contribution ("Tenant's Extra Cost"). Tenant shall either approve or disapprove the estimate of Tenant's Extra Cost within three
(3) days after submission by Landlord. If Tenant shall disapprove all or a portion of the estimate of the Tenant's Extra Cost, Landlord shall as Tenant's agent and at Tenant's expense cause the Construction Plans to be revised and resubmitted to the applicable contractors for revised bids. This process shall continue until Tenant approves Tenant's Extra Cost estimate; provided, however, such process shall not continue more than thirty (30) days following Landlord's initial advice as to the amount of Tenant's Extra Cost, during which such thirty


(30) day period, Tenant shall be required to approve the then-existing amount of Tenant's Extra Cost based on Landlord's and Tenant's negotiations with the selected contractor. Notwithstanding the foregoing, Tenant shall approve of Tenant's Extra Cost if (i) the same is not more than 5% greater than Landlord's Contribution or (ii) Landlord agrees in writing that it shall pay any portion of Tenant's Extra Cost that exceeds an amount equal to 105% of Landlord's Contribution. Tenant's approval of Tenant's Extra Cost shall be evidenced by the payment of same to Landlord, and Tenant shall be responsible for the payment of any sales or other taxes applicable to Tenant=s Extra Cost. Landlord agrees that, unless Tenant is in default of its obligations under this Work Letter Agreement or the Lease, it shall only disburse the Tenant's Extra Cost monies on account of work in place. Time shall be of the essence with respect to Tenant's obligations hereunder.
     4. Landlord shall not be responsible or liable for any delay in substantially completing Tenant's Initial Improvements as a result of any act, neglect, failure or omission of Tenant, its agents, servants, employees, contractors, or subcontractors ("Tenant Delay"). Tenant Delay includes without limitation any of the following:
          A. Tenant's failure to furnish plans, drawings, and specifications in accordance with and at the times required by this Work Letter; or
          B. any delays resulting from the disapproval by Landlord or Landlord's Consultant of all or a portion of Tenant's revised plans and specifications as resubmitted after initial submission; or
          C. any delays resulting from Tenant's disapproval of the cost of Tenant's Extra Cost, which delay shall be deemed to commence upon the date of Tenant's disapproval of the cost of Tenant's Extra Cost and end on the
     date of Tenant's final approval of such cost; or  D.   Tenant's request for
     materials, finishes or installations which are not readily available at the time Landlord is ready to install same; or


          E.   Any change(s) to or revision(s) of the Final Plans ("Revisions");
     or
          F. the performance of work by a person, firm or corporation employed by Tenant and delays in the completion of the said work by said person, firm, or corporation.
     5. Tenant shall pay to Landlord a sum equal to any additional cost to Landlord in completing Tenant's Initial Improvements resulting from any Tenant Delay. Any such sums shall be in addition to any sums payable pursuant to paragraph 3 and shall be paid to Landlord within ten (10) days after Landlord submits an invoice to Tenant therefor. Such costs shall be collectible in the same manner as Additional Rent whether or not the Lease Term shall have commenced, and if Tenant defaults in the payment of such cost, Landlord shall have no obligation to continue the performance of Tenant's Initial Improvements until Tenant shall have cured such default.
     6. Except as hereinafter provided, neither Tenant nor its agents, employees, invitees or independent contractors shall enter the Premises during construction of Tenant's Initial Improvements. Tenant hereby designates Tenant's Construction Agent as set forth in the BLI Rider for the purposes of submitting to Landlord or Landlord's Consultant and authorizing Revisions to the Final Plans. Tenant's Construction Agent shall have the right from time to time to inspect the Premises during the course of Tenant's Initial Improvements provided Tenant's Construction Agent shall make a prior appointment with Landlord and/or its contractor at a mutually convenient time.
     7. Upon the granting of consent by Landlord or Landlord's Consultant, which shall not be unreasonably withheld, Tenant or its agents may enter the Premises prior to the Commencement Date to perform such decorative or other tenant finishing work ("Tenant Work") as it may desire provided that the Tenant Work in no way interferes with the performance of Tenant's Initial Improvements and such entry shall be deemed under all the terms, covenants and conditions of this Lease, except the covenant to pay Base Rent. In the event Landlord, in its sole discretion, determines that the performance by Tenant or any of its agents of any Tenant Work is impeding or impairing in any way the performance of Tenant's Initial Improvements, then, upon notice to Tenant, Tenant shall cease or cause the cessation of such Tenant Work until the receipt of notification from Landlord or Landlord's Consultant that Tenant may once again enter the Premises in order to perform the Tenant Work. In the event Tenant Agent or Tenant's contractor enters the Building, as may be permitted by Landlord or Landlord's Consultant, Tenant shall indemnify and hold Landlord harmless from and against any and all loss, liability, damage, cost and expense, including without limitation, reasonable attorneys' fees and disbursements, claimed or actually arising from, growing out of or related to (a) any act, neglect or failure to act of Tenant or anyone entering the Building with Tenant's permission, (b) the performance of Tenant Work, or (c) any other reason whatsoever arising out of said entry upon the Building. The provisions of this section shall survive the termination of this Lease.
     8. Tenant shall have the right to make Revisions. All Revisions shall be subject to Landlord's prior written approval, which shall not be unreasonably withheld provided the Revisions are non-structural in nature. Landlord shall either approve or disapprove the Revisions within five (5) business days after submission thereof by Tenant. Without limiting the generality of the foregoing, no Revision will be approved unless (a) all changes to and modifications from the Final Plans are circled or highlighted as per standard practices and (b) said Revisions conform with the requirements of this Work Letter. Landlord or Landlord's Consultant shall notify Tenant in writing of the cost of the Revisions, and any Tenant Delay that the performance of the same may entail. If Tenant agrees with the cost and delay of such Revisions, Tenant shall acknowledge Tenant's approval in writing within three (3) business days after Landlord's notice thereof to Tenant. If Tenant fails to approve of the cost of such Revisions (and, if requested by Landlord, the amount of any Tenant Delay that Landlord estimates will occur as a result of such Revisions) within three
(3) business days, Landlord or Landlord's Consultant shall not approve such Revisions. The cost of any Revisions shall be borne solely by Tenant. An additional fee based on such cost shall be payable in the manner and at the times set forth in paragraph 3.
     9. Landlord shall, subject to Tenant Delays and any other cause beyond Landlord's reasonable control, use due diligence to complete Tenant's Initial Improvements as soon as may be practicable, but Landlord shall not be liable in any manner whatsoever for its failure to do so by any particular date.
     10. Landlord shall notify Tenant of the date of Substantial Completion at least five (5) days prior thereto. As used herein, "Substantial Completion" shall mean that, with the exception of punch-list items, Tenant's Initial Improvements shall have been completed in accordance with the Final Plans and all mechanical systems serving or affecting the Premises shall then be in working order. Landlord and Tenant shall thereupon set a mutually convenient time for Tenant's Construction Agent and Landlord or Landlord's Consultant to inspect the Premises, at which time Tenant's architect shall prepare and submit to Landlord a punch list of items to be completed. Upon completion of the inspection, Tenant's Construction Agent shall acknowledge in writing that substantial completion has occurred, subject to any punch list items to be completed. Landlord shall diligently complete the approved work on the punch list items. In the event Tenant shall fail to confer with Landlord within five
(5) days of Landlord's notice setting forth the date of Substantial Completion, which conference shall confirm Substantial Completion of Tenant's Initial Improvements has occurred, (a) Tenant shall have no right to enter the Premises for the purposes of conducting its business therefrom until Tenant and Tenant's Construction Agent met with Landlord in the Premises and prepare a punch list of incomplete items, if applicable, and (b) Tenant's Initial Improvements shall be deemed completed and satisfactory in all respects. As used in the Lease, the "Commencement Date" shall be the earliest of the following: (a) the date of Substantial Completion; (b) the date on which Tenant takes possession of the Premises; and (c) the date that Substantial Completion would have occurred but for any Tenant Delay as determined by Landlord in its reasonable discretion. Notwithstanding the foregoing, the Commencement Date shall not be set earlier than the Substantial Completion date on account of Tenant Delay resulting from excusable Revisions. Excusable Revisions are those that are necessitated by (i) failure of the Final Plans to comply with applicable building code requirements or (ii) discrepancies between the Final Plans and actual conditions of the Building.
     11. In the event of any dispute as to when and whether the work performed or required to be performed by Landlord has been substantially completed, the certificate of Landlord's Consultant or a temporary or final certificate of occupancy or completion (as may be applicable) issued by the local governmental authority shall be conclusive evidence of such completion, effective on the date of the issuance of such certificate to Tenant.

     EXHIBIT "B-1"

2.01-1    AIR CONDITIONING
     The scope of building standard heating, ventilation and air conditioning work is generally defined in Landlord's mechanical drawing by Jaros, Baum & Bolles, entitled HVAC-7A, dated January 12, 1984. The following is a general description of said scope:
     Conditioned air is supplied from the Building's central plant to each floor via riser duct in the core area, and distributed over the Premises in medium pressure, insulated duct to variable air volume (VAV) boxes. Heat is provided by electric reheat coils, integral with VAV boxes located around Building exterior walls.
     Temperature control is by individual, room mounted thermostat for each VAV box.VAV boxes feed ceiling slot diffusers at the window walls and slot diffusers built into ceiling light fixtures.
     Air return is via plenum above ceiling, fed through slot diffusers and light fixtures not utilized for supply.
     Building standard HVAC design parameters include:
          Inside heating:  72/F
          Inside cooling:  78/F under peak design conditions.
          Building is intended to be operated at 75/F

2.01-2    CEILING
     All ceilings will be at 9'0" above floor slab, and run over the interior partitions. Ceiling construction to consist of a 2'0" by 2'0" suspended extruded aluminum grid (white), with 3/4" thick acoustical layin tile, equal or similar to Armstrong "Nondirectional Fissured Travertone."

2.01-3    LIGHTING
     All lighting to be in ceiling, fluorescent fixtures, not more than one per 80 rentable square feet. Fixtures are 2 ft. by 4 ft. parabolic troffer, with 3" deep louver, 18 louver cells, finished in specular silver. Each fixture to have 3-40 watt lamps (277 volt), warm white. Individual switches (toggle type, ivory) will be provided for rooms and corridors.

2.01-4    PARTITIONS
     Except as required by the South Florida Building Code, all partitions shall be of the following construction and finish: 2 1/2" steel stud framing, 24" on center, to underside of 9'0" high ceiling, clad on both sides with one layer of


5/8" gypsum board; painted each side with two latex flat coasts, from building standard palette, not more than one color per room and five colors per Premises; 4" straight vinyl base, both sides.

2.01-5    DOOR SPECIFICATION
     All doors to be wood, solid core, premachined, white ash, stained or painted from building standard palette. Door frames are hollow metal, painted. landlord will provide one pair of entry doors to the Premises, set in a 6'0" wide by 9'0" high frame; all other doors to be 3'0" wide by 9'0" high. Each door will be provided with one heavy duty, lever handle latch set, two pairs of ball bearing hinges, and one floor mounted door stop, except that a lockset, one closer and a flush bolt will be installed on the entry door.

2.01-6FLOOR COVERING
     All floors to receive carpeting and pad in accordance with the following specification: Yarn - 100% Badische continuous filiment nylon with scotchgard, 24 oz. weight, 9.7 stitches per inch, and 0.28" pile height; Pad - 56 oz. weight, 0.250" thick. Building standard color pallette.

2.01-7WINDOW  TREATMENT
     All windows to have white aluminum venetian blinds with 1" wide slats, equal or similar to Levelor Lorentzen, Inc. "Riviera Blind." Landlord will not permit substitutions by Tenant.

2.01-8ELECTRICAL   OUTLETS
     120 Volt utility power will be provided by duplex, wall mounted receptacles (ivory), not more than one per 150 rentable square feet.

2.01-9TELEPHONE  OUTLETS


     One telephone wall mounted outlet (ivory), with conduit only to 6" above ceiling, will be provided not more than one per 200 rentable square feet.

2.01-10   FIRE SPRINKLER
     Automatic fire sprinkler system to be installed throughout Premises, with semi-recessed heads in ceiling, not centered in grid.

2.01-11   SPECIFICATIONS
     Technical specifications for building standard leasehold improvements may be examined at Landlord's offices. Where manufacturers of any product to be incorporated into the Landlord's work are identified by name in the specifications, Landlord reserves the right at any time to select alternate sources offering products of equal or similar quality.

     EXHIBIT "C"
     RULES AND REGULATIONS
     1. The sidewalks, entrances, passages, courts, elevators, vestibules, stairways, corridors, and halls shall not be obstructed or encumbered by any Tenant or used for any purpose other than ingress and egress to and from the Premises.
     2. No awnings or other projections shall be attached to the outside walls of the Building without the prior written consent of Landlord. No curtains, blinds, shades, or screens shall be attached to or hung in, or used in connection with, any window or door of the Premises, without the prior written consent of Landlord. Such awnings, projections, curtains, blinds, shades, screens or other fixtures must be of a quality, type, design, and color, and attached in the manner approved by Landlord.
     3. No sign, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by any Tenant on any part of the outside of the


Premises or Building or on the inside of the Premises if the same can be seen from the outside of the Premises without the prior written consent of Landlord except that the name of Tenant may appear on the entrance door of the Premises. In the event of a violation of the foregoing by Tenant, Landlord may remove same without any liability and may charge the expense incurred by such removal to the Tenant or Tenants violating this rule. Interior signs on doors and the directory shall be inscribed, painted or affixed for each Tenant by Landlord at the expense of such Tenant and shall be of a size and style acceptable to the Landlord.
     4. Tenant shall not occupy or permit any portion of the Premises demised to it to be occupied as an office for a public stenographer or typist, or as a barber or manicure shop, or as an employment bureau. Tenant shall not engage or pay any employees on the Premises, except those actually working for Tenant at the Premises, nor advertise for labor giving an address at the Premises. The Premises shall not be used for gambling, lodging, or sleeping or for any immoral or illegal purposes. The Premises shall not be used for the manufacture, storage, or sale of merchandise, goods or property of any kind whatsoever.
     5. The sashes, sash doors, skylights, windows, and doors that reflect or admit light and air into the halls, passageway or other public places in the Building shall not be covered or obstructed by any Tenant nor shall any bottles, parcels or other articles be placed on the window sills. No materials shall be placed in the corridors or vestibules nor shall any articles obstruct any air conditioning supply or exhaust vent.
     6. The water and wash closets and other plumbing fixtures shall not be used for any purposes other than those for which they were constructed and no sweepings, rubbish, rags, or other substances shall be thrown therein. All damages resulting from any misuse of the fixtures by Tenant, its servants, employees, agents, or licensees shall be borne by Tenant.


     7. No Tenant shall mark, paint, drill into, or in any way deface any part of the Premises or the Building of which they form a part. No boring, cutting, or stringing of wires shall be permitted, except with the prior written consent of Landlord, and as it may direct. Should a Tenant require telegraphic, telephonic, annunciator or other communication service, Landlord will direct the electricians where and how wires are to be introduced and placed, and none shall be introduced or placed except as Landlord shall direct. Electric current shall not be used for power or heating without Landlord's prior written permission. Neither Tenant nor Tenant's Agents including, but not limited to, electrical repairmen and telephone installers, shall lift, remove or in any way alter or disturb any of the interior ceiling materials of the Premises or Building, nor shall any of same have any access whatsoever to the area above the interior ceiling of the Premises or the Building except with the prior written consent of Landlord and in accordance with guidelines established by Landlord. No antennas shall be permitted.
     8. No bicycles, vehicles, or animals of any kind shall be brought into or kept in or about the Premises, and no cooling shall be done or permitted by any Tenant on said Premises. No Tenant shall cause or permit any unusual or objectionable odors to be produced upon or permeate from the Premises.
     9. Landlord shall have the right to retain a passkey and to enter the Premises at any time, to examine same or to make such alterations and repairs as may be deemed necessary, or to exhibit same to prospective Tenants during normal business hours.
     10. No Tenant shall make, or permit to be made, any unseemly or disturbing noises or disturb or interfere with occupants of this or neighboring buildings or premises or those having business with them, whether by the use of any musical instrument, radio, talking machine, unmusical noise, whistling, singing, or in any other way. No Tenant shall throw anything out of doors, windows, skylights, or down the passageways.


     11. No additional locks or bolts of any kind shall be placed upon any of the doors or windows by any Tenant, nor shall any changes be made in existing locks or the mechanism thereof. Each Tenant must, upon the termination of his tenancy restore to the Landlord all keys of offices and toilet rooms, either furnished to, or otherwise procured by, such Tenant. Tenant shall pay to the Landlord the cost of any lost keys.
     12. Tenant will refer all contractors, contractors' representatives and installation technicians, rendering any service to Tenant, to Landlord for Landlord's supervision, approval, and control before performance of any contractual service. This provision shall apply to all work performed in the building, including installations of telephones, telegraph equipment, electrical devices and attachments, and installations of any nature affecting floors, walls, woodwork, trim, windows, ceilings, equipment or any other physical portion of the Building.
     13. All removals, or the carrying in or out of any safes, freight, furniture or bulky matter of any description must take place during the hours which the Landlord or its agent may determine from time to time. All such movement shall be under supervision of Landlord and in the manner agreed between Tenant and Landlord by pre-arrangement before performance. Such pre-arrangements initiated by Tenant will include determination by Landlord, subject to his decision and control, of the time, method, and routing of movement and limitations imposed by safety or other concerns which may prohibit any article, equipment or any other item from being brought into the building. Landlord reserves the right to prescribe the weight and position of all safes, which must be placed upon 2-inch thick plank strips to distribute the weight. Any damage done to the Building or to other Tenants or to other persons in bringing in or removing safes, furniture or other bulky or heavy articles shall be paid for by the Tenant.


     14. Tenant agrees that all machines or machinery placed in the Premises by Tenant will be erected and placed so as to prevent any vibration or annoyance to any other Tenants in the Building of which the Premises are a part, and it is agreed that upon written request of Landlord, Tenant will, within ten (10) days after the mailing of such notice, provide approved settings for the absorbing, preventing, or decreasing of noise from any or all machines or machinery placed in the Premises.
     15. Each Tenant shall, at its expense, provide artificial light for the employees of the Landlord while doing janitor service or other cleaning, and in making repairs or alterations in said Premises.
     16. The requirements of Tenant will be attended to only upon written application at the office of the Building. Employees of Landlord shall not receive or carry messages for or to any Tenant or other person nor contract with or render free or paid services to any Tenant or Tenant's agent, employees, or invitees.
     17. Canvassing, soliciting, and peddling in the Building is prohibited and each Tenant shall cooperate to prevent the same.
     18. Tenant shall have the free use of the mail chutes, if any, installed in the Building, but the Landlord in no wise guarantees efficiency of the said mail chutes and shall be in no wise responsible for any damage or delay which may arise from use thereof.
     19. Landlord will not be responsible for lost, stolen, or damaged property, equipment, money, or jewelry from Tenant's area or public rooms regardless of whether such loss occurs when area is locked against entry or not.
     20. Landlord specifically reserves the right to refuse admittance to the Building from 6 p.m. to 8 a.m. daily, or on Saturdays, Sundays or legal holidays, to any person or persons who cannot furnish satisfactory identification, or to any person or persons who, for any other reason in the Landlord's judgment, should be denied access to the Premises. Landlord, for the protection of the Tenant and Tenant's effects may prescribe hours and intervals during the night and on Saturdays, Sundays and holidays, when all persons entering and departing the Building shall be required to enter their names, the offices to which they are going or from which they are leaving, and the time of entrance and departure in a register provided for the purpose by the Landlord.
     21. No Tenant, nor any of Tenant's Agents, shall at any time bring or keep upon the Premises any inflammable, combustible, or explosive fluid, chemical, or substance.
     22. Landlord reserves the right to make such other and further reasonable rules and regulations as in its judgment may from time to time be needed for the safety, care and cleanliness of the Premises, and for the preservation of good order therein and any such other or further rules and regulations shall be binding upon the parties hereto with the same force and effect as if they had been inserted herein at the time of the execution hereof.

EXHIBIT "D"
     CLEANING SPECIFICATIONS
     GENERAL CLEANING NIGHTLY
          General Offices:
     1. All hardsurfaced flooring to be swept using approved dustown preparation.
     2. Carpet sweep all carpets, moving only light furniture (desks, file cabinets, etc. not be moved).
     3.   Hand dust and wipe clean all furniture, fixtures and window sills.
     4.   Empty and clean all ashtrays and screen all sand urns.
     5.   Empty all waste receptacles and remove wastepaper.
     6.   Dust interiors of all waste disposal cans and baskets.
     7.   Wash clean all water fountains and coolers.
     8.   Sweep all private stairways.


          Lavatories:
          1.   Sweep and wash all floors, using proper disinfectants.
          2. Wash and polish all mirrors, shelves, bright work and enameled surfaces.
          3.   Wash and disinfect all basins, bowls, and urinals.
          4.   Wash all toilet seats.
          5. Hand dust and clean all partitions, tile walls, dispensers and receptacles in lavatories and restrooms.
          6.   Empty paper receptacles and remove wastepaper.
          7.   Fill toilet tissue holders.
          8.   Empty and clean sanitary disposal receptacles.
WEEKLY
     1.   Vacuum clean all carpeting and rugs.
     2. Dust all door louvres and other ventilating louvres within a person's reach.
     3.   Wipe clean all brass and other bright work.
MONTHLY
          High dust premises complete the following:
     1. Dust all pictures, frames, charts, graphs and similar wall hangings not reached in nightly cleaning.
     2. Dust clean all vertical surfaces, such as walls, partitions, doors, bucks and other surfaces nor reached in nightlycleaning.
     3. Dust all pipes, ventilating and air-conditioning louvres, ducts, high moldings and other high areas not reached in nightly cleaning.
     4.   Dust all venetian blinds.
PERIODICALLY (not less than semiannually) Wash all windows.
FTL-96967


EXHIBIT "E"

Brickell Square Corporation Limited
One Brickell Square
801 Brickell Avenue
Miami, Florida  33131

     Irrevocable Letter of Credit No.

Gentlemen:
          We hereby issue our irrevocable Letter of Credit No.         in your
                                                               -------
favor as beneficiary in the amount of $175,000.
          This Letter of Credit is established as security for Brickell Square Corporation Limited, and its successors, as landlord of the premises known as 801 Brickell Avenue, Miami, Florida (the "Building") under an agreement of lease
dated February   , 1996 (the "Agreement of Lease") with JB Oxford Holdings, Inc.
          This credit is payable at sight drawn on us accompanied by a signed statement by someone purported to be the beneficiary stating either (a) that the tenant is in default under the Agreement of Lease or (b) that this Letter of Credit is to expire within 30 days and a renewal or replacement of this Letter of Credit has not been received by the beneficiary.
          Partial drawings are authorized under this credit.
          This credit is valid for presentation at our offices at [insert name and address of Miami bank branch] on or before expiration date of this letter.
This Letter of Credit shall expire in Miami on          [insert date two months
                                               --------
after lease expiration].
          This Letter of Credit is transferable and assignable, without additional charge to beneficiary, in connection with a sale or transfer by landlord of either the Building or Agreement of Lease. Requests for change of beneficiary will be honored upon receipt of statement of last named beneficiary that the Building or the Agreement of Lease has been transferred.
          Except as stated herein payment of presentations made under this credit is not subject to any conditions or qualification.
     We hereby engage that presentations made in accordance with the terms and conditions of this credit will be duly honored.
     This credit is subject to the Uniform Customs and Practice for Documentary Credits, (1983 Revision) International Chamber of Commerce Publication No. 400.



- ------- END OF EXHIBIT 10.16 ONE BRICKELL SQUARE STANDARD OFFICE LEASE --------


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB Oxford Holdings, Inc.


Stephen M. Rubenstein            Chief Executive Officer
Michael J. Chiodo                Acting Chief Financial Officer
Richard Houlihan                 Director
Mitchell S.T. Wine               Director


March 29, 1996