Form 10-Q
period 1996-03-31
JB OXFORD HOLDINGS INC
filed 1996-05-15
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 3L, 1996
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM                TO
                                    --------------    ---------------
                      COMMISSION FILE NUMBER 0-16240
                    JB OXFORD HOLDINGS, INC.
- ----------------------------------------------------------------

          (Exact name of registrant as specified in its charter)
 UTAH                                             95-4099866
 (State of incorporation or organization)         (I.R.S. Employer
                                                  Identification No.)
 9665 Wilshire Blvd., Suite 300;  Beverly Hills,  90212
 California
 (Address of principal executive offices)         (Zip Code)
 Registrant's telephone number, including area    (310) 777-8888
 code

 Securities registered pursuant to Section 12(b)  None
 of the Act:
 Securities registered pursuant to Section 12(g)
 of the Act:
                                                 Name of each exchange on
  Title of each class                                which registered
Common stock, $0.01 par  8,655,205 shares                 NASDAQ
value:                   outstanding at May 1,
                         1996
Non-Voting Preferred     200,000 shares                     N/A
stock, $10.00 par        outstanding at May 1,
value:                   1996

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    ---




                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            March 31,
                                              1996        December 31
                                           (Unaudited)        1995
                                         --------------- --------------

ASSETS:
Cash and cash equivalents                $    2,883,516  $   15,949,577
Cash segregated under federal and other
 regulations                                 29,265,451          43,702
Receivable from broker/dealers and
 clearing organizations
 (Net of allowance for doubtful
 accounts of $2,103,802 for both
 periods)                                     7,902,036       6,607,553
Receivable from customers
 (Net of allowance for doubtful
 accounts of $4,333,291 for both
 periods)                                   183,473,134     143,169,584
Other receivables
 (Net of allowance for doubtful
 accounts of $1,979,793 for both
 periods)                                     2,215,905         868,599
Securities owned - at market value            5,963,686       4,587,422
Furniture, equipment and leasehold
 improvements
 (At cost - less accumulated
 depreciation and amortization of
 $2,195,748 and $2,011,326)                   2,634,221       2,043,847
Deferred income taxes
 (Net of valuation allowance of
 $500,000 for both periods)                   1,379,170       1,379,170
Other assets                                  5,324,764       1,114,838
                                         --------------  --------------

TOTAL ASSETS                             $  241,041,883  $  175,764,292
                                         ==============  ==============

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            March 31,
                                              1996       December 31
                                           (Unaudited)        1995
                                         --------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Payable to broker/dealers and
   clearing organizations                $  41,144,796   $  30,080,110
  Payable to customers                     174,689,091     121,583,187
  Securities sold not yet purchased -
   at market value                             578,509         224,163
  Accounts payable and accrued
   liabilities                               4,546,178       7,939,221
  Income taxes payable                         732,366         621,291
  Loans from stockholders                    4,548,487       4,622,543
  Notes payable                              3,235,269         249,840
  Loans subordinated to the claims of
   general creditors
                                             2,000,000       2,000,000
                                         -------------   -------------

 TOTAL LIABILITIES                         231,474,696     167,320,355
                                         -------------   -------------

 COMMITMENTS AND CONTINGENT LIABILITIES
 STOCKHOLDERS' EQUITY:
  Convertible preferred stock ($10 par
   value 200,000 shares authorized;
   200,000 issued and outstanding for
   both periods)                             2,000,000       2,000,000
  Common stock ($.01 par value
   100,000,000 shares authorized;
   8,655,205 shares issued and
   outstanding for both periods)                86,552          86,552
  Additional paid-in capital                 9,447,296       9,447,296
  Accumulated deficit                       (1,966,661)     (3,089,911)
                                         --------------  --------------

 TOTAL STOCKHOLDERS' EQUITY                  9,567,187       8,443,937
                                         -------------   -------------

 TOTAL LIABILITIES AND STOCKHOLDERS'     $ 241,041,883   $ 175,764,292
                                         -------------   -------------
 EQUITY




          See accompanying notes to Consolidated Financial Statements

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                           For The Three Months Ended
                                                   March 31,
                                         -------------------------------

                                              1996            1995
                                         --------------  --------------

REVENUES:
 Clearing and execution                  $    5,049,753  $    2,093,518
 Trading profits                                280,769         734,328
 Commissions                                  4,105,110       1,140,296
 Interest                                     2,730,158       1,169,865
 Other                                          738,825         127,055
                                         --------------  --------------

 Total Revenues                              12,904,615       5,265,062
                                         --------------  --------------

EXPENSES:
 Employee compensation                        1,795,814       1,073,518
 Commission expense                           1,847,175         533,941
 Clearing and floor brokerage                   528,905         484,043
 Communications                               1,229,333         519,999
 Occupancy                                      581,120         328,137
 Interest                                     1,578,041         773,588
 Data processing charges                      1,013,638         535,613
 Professional services                        1,048,568         420,736
 Promotional                                    666,914         283,903
 Bad debts                                      211,495          32,027
 Other operating expenses                       457,513         263,469
                                         --------------  --------------

 Total Expenses                              10,958,516       5,248,974
                                         --------------  --------------

 Income Before Income Taxes                   1,946,099          16,088
  Income Tax Provision                          768,000           6,400
                                         --------------  --------------

 Net Income                              $    1,178,099  $        9,688
                                         ==============  ==============

 Primary Net Income Per Share            $         0.11  $         0.00
 Fully diluted Income Per Share          $         0.07  $         0.00
 Weighted average number of shares of
  common stock & common stock
  equivalents
     Primary                                  9,893,595       7,606,099
     Fully diluted                           16,700,558       9,158,826

          See accompanying notes to Consolidated Financial Statements.
                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                       For The Three Months Ended
                                                March 31,
                                     -------------------------------

                                           1996            1995
                                     --------------- ---------------

Increase (decrease) in cash and
cash equivalents:
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income                          $    1,178,099  $        9,688
 Adjustments to reconcile net
 income to cash used in operating
 activities:
  Depreciation and amortization             190,736         107,665
  Deferred rent                              24,487          33,821
  Provision for bad debts                   211,495          32,027
  Changes in assets and
 liabilities:
  Cash segregated under federal         (29,221,749)     (2,072,398)
    and other regulations
   Receivable from broker/dealers
    and clearing organizations           (1,294,483)     (2,037,539)
   Receivable from customers            (40,303,550)    (24,838,519)
   Other receivables                     (1,558,801)       (151,692)
   Securities owned                      (1,376,264)     (1,181,080)
   Other assets                          (4,216,240)         44,831
   Payable to broker/dealers and
    clearing organizations               11,064,686      16,120,251
   Payable to customers                  53,105,904      34,524,370
   Securities sold not yet                  354,346         307,452
    purchased
   Accounts payable and accrued          (3,417,529)      1,400,972
    liabilities
   Income taxes payable/receivable          111,075              --
                                     --------------  --------------

Net cash provided by (used in)          (15,147,788)     22,299,849
                                     --------------- --------------
operating activities
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures                      (774,796)        (82,577)
                                     --------------- --------------

Net cash used in investing                 (774,796)        (82,577)
                                     --------------- --------------
activities
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Repayments of notes payable                (29,634)        (50,527)
 Advances (repayments) on short           3,015,063     (13,461,000)
  term borrowing
 Subordinated loans                              --       2,000,000
 Loans from stockholders                         --       2,992,500
 Repayments of loans from                   (74,056)             --
  stockholders
 Payment of cash dividends -                (54,849)             --
                                     --------------- --------------
  preferred stock
Net cash provided by (used in)            2,856,523      (8,519,027)
                                     --------------  ---------------
financing activities
NET INCREASE (DECREASE) IN CASH AND     (13,066,061)     13,698,245
 CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS AT             15,949,577         156,984
                                     --------------  --------------
 BEGINNING OF YEAR
CASH AND CASH EQUIVALENTS AT END OF  $    2,883,516  $   13,855,229
                                     --------------  --------------
YEAR
          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.   COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q
     In the opinion of Management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries (``he Company'') for the periods presented.
The accompanying financial information should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted.
     The Company's major subsidiary, JBOC is consolidated in the quarterly financial information as of March 29, 1996 and March 31, 1995, because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company.

NOTE 2.   REGULATORY REQUIREMENTS
     JBOC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.
     At March 31, 1996 JBOC had net capital of $11,540,608 which was 6.1% of aggregate debit balances and $7,804,202 in excess of the minimum amount required. At December 31, 1995 JBOC had net capital of $12,494,561, which was 8.6% of aggregate debit balances and $9,598,267 in excess of the minimum amount required.
     Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934 as amended. Included in the special reserve accounts are securities purchased under agreements to resell on an overnight basis in the amount of $29,240,473. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered. The Company liquidated $6,000,000 of these securities on April 2, 1996 pursuant to these rules.

NOTE 3.   CONTINGENT LIABILITIES
     In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in several lawsuits and arbitration matters or have instituted legal proceedings as Plaintiffs to recover moneys owing, the most significant of which follow:
a)In an arbitration matter the claimant seeks rescission of certain sales in his customer account and damages of $750,000. The claimant alleged that RKSI and current and former principals breached fiduciary duties and failed to disclose material information. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
b)In an arbitration matter filed with the NASD, the claimants are a group of investors who sold short FCMI stock. Claimants did not have an account with RKSI, however, they have alleged that RKSI is responsible for the damages Claimants realized when their short positions in FCMI were bought in. Claimants are seeking damages in the amount of $740,000, plus punitive damages. The proceeding has been stayed pending determination of whether Claimants are members of the FCMI class action and bound by the settlement agreement entered therein. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
c)In an arbitration matter filed in October 1994, the claimants allege that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI; JBOH has been named as the parent company. Claimants seek damages in the amount of $482,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
d)In an action commenced in March 1995, in the United States District Court of New York. A claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer and counter claim by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
     The ultimate outcome of these uncertainties discussed above is unknown. Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

NOTE 4.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                          For the Three Months Ended
                                                            March 31,
                                         -----------------------------

                                            1996            1995
                                         (Unaudited)     (Unaudited)
                                        --------------  --------------

 Supplemental Disclosures of Cash Flow
  Information
   Cash paid during the quarter for:
     Interest                           $   1,584,401   $     614,646
     Income taxes                             656,925              --


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition
- ------------------------------

     The Company's financial condition continued to improve as in past quarters, concurrent with the Company's continued growth. Total assets increased $65,277,591 or 37% during the first quarter of 1996. The largest increase was in receivables from customers in the amount of $40,303,550 or 28% to $183,473,134. At March 31, 1996, receivables from customers represent 76% of the assets of the Company. Cash segregated under federal regulations increased during the first quarter by $29,221,749 to $29,265,451. Cash and cash equivalents decreased by $13,066,061 or 82% from December 31, 1995 to March 31, 1996.
     Total liabilities increased $64,154,340 or 38% to $231,474,695. Payables to customers increased $53,105,904 or 44% to $174,689,091. At March 31, 1996
customer payables represent 75% of the total liabilities of the Company. Payables to broker dealers increased by $11,064,686 or 37% to $41,144,796 during the quarter ended March 31, 1996.
Comparison of Operations
- ------------------------

     The Company recorded net income of $1,178,099 for the quarter ended March 31, 1996, compared to $9,688 reported for the quarter ended March 31, 1995, an increase of $1,168,411.
     Total revenue increased $7,639,553 or 145% to $12,904,615 for the three months ended March 31, 1996 compared to the same three months of 1995.
     Clearing and execution revenue increased by $2,956,235 or 141% to $5,049,753 during the first quarter of 1996 compared to the first quarter of 1995. The increase was due to an increase in trade transactions and an increase in the average price charged per transaction. Correspondent ticket volume which generates clearing and execution revenue increased by 98% in the first quarter of 1996 over the first quarter of 1995.
     Commission revenue increased by $2,964,814 or 260% during the first quarter of 1996 compared to the first quarter of 1995. Net commissions (commission revenue less commission expense) increased $1,651,580 during the same period. The increase in commission is directly related to the increase in discount transaction volume which increased 153% over the same period of the prior year. The Company is continuing to expand its operations in this area, with new offices in Miami and Boston opened in the second quarter of 1996, and a new JB On-line TM product introduced late in the first quarter.
     Interest revenue increased by $1,560,293 or 133% during the first quarter of 1996 compared to the first quarter of 1995. This increase is the result of increased customer margin balances during the first quarter of 1996 compared to 1995. Net interest income increased $755,840 or 191% during the first quarter of 1996 over the first quarter of 1995. Trading profits declined $453,559 or 62% during the first quarter of 1996 compared to the first quarter of 1995.
     The Company will close its first initial public offering during the second quarter of 1996. Management anticipates that the Capital Markets Division will add significantly to the profitability of the Company during 1996.
     The Company's total expenses increased by $5,709,542 or 109% during the first quarter of 1996 compared to the first quarter of 1995. The most significant expense increase was in commission expense of $1,313,234 or 246% to $1,847,175. This increase is comparable to the 260% increase in commission revenue discussed above.
     Interest expense increased by $804,453 or 104% during the first quarter of 1996 compared to the first quarter of 1995. This increase is directly related to the increase in interest revenue discussed above.
     Salaries and other operational expenses increased concurrent with the increase in transaction volume which the Company experienced. This growth is primarily the result of Management's efforts to expand the discount division of the broker dealer subsidiary. Advertising expense increased 135% over the first quarter of the previous year. Management will continue to increase its advertising as additional branch offices come into operation.
     Clearing expense had a modest increase of only $44,862 or 9% from the first quarter of 1996 compared to the first quarter of 1995. Contrasted with the increase in total ticket volume of over 100%, as discussed above, the clearing cost per transaction has been substantially reduced. This reduction is attributed to a change in the subsidiary company's clearing corporation, in late January 1996, resulting in a substantial decrease in clearing and safekeeping expenses.

Liquidity and Capital Resources
- -------------------------------

     The Company's liquidity and financial condition remain sound at the end of the first quarter of 1996. The Company's equity to total assets ratio decreased during the quarter, from 4.8% to 4.0%. This resulted from the growth which occurred in the balance sheet as assets and liabilities have grown as described above.
     The decrease in cash of $13,066,061 resulted from cash used in operations of $15,147,789. The largest use of cash was cash and cash equivalents segregated under federal and other regulations which increased by $29,221,749. The cash position of the Company remains strong as the Company withdrew $6,000,000 of this segregated cash on April 2, 1996.
     The largest source of operating cash was provided from customers in the amount of $12,802,354. This represents a net increase of customer payables over customer receivables.
     The Company used cash of $774,796 for investing activities involving the acquisition of property and equipment. Cash of $2,856,524 was provided from financing activities, of which $3,015,063 was obtained from secured lines of credit used to finance customer margin accounts.


Recent Expansions and Developments
- ----------------------------------

     During the first quarter of 1996, the Company continued expansion of its JBOC deep discount operations with the opening of its Boston and Miami offices. JBOC's continued profitability during the first quarter of 1996 is underscored by the fact that the Company incurred expansion and developmental costs associated with the Miami and Boston offices. JBOC's Basel, Switzerland office reached break-even operation during the first quarter, and Management expects that the New York office will operate at break-even by the end of the second quarter of this year.

     The Company's profitability was also impacted by marketing and developmental costs associated with the roll-out of JBOC's new Windows-based PC trading system, JB On-line TM, and the telephone based trading system, Telephone Trader TM. Client response to these electronic services has exceeded expectations, and Management anticipates added profitability from these products in future quarters. Additionally, JBOC has established a web-site on the Internet. Its Internet product, `JB InterNet,'' is expected to be operational in May 1996. Access is available at http://www.jboxford.com.

     To facilitate administration and control of the Company's rapid growth, JBOC hired 12-year brokerage veteran Brian Kape as Chief Operating Officer of the Company, a newly created post. Among his credits, Mr. Kape spent seven years with the Pershing unit of Donaldson, Lufkin & Jenrette; two years managing the discount brokerage unit of Nations Bank, Richmond; and, most recently, as the Managing Director in charge of business development and operations for National Discount Brokers. Management will continue its efforts to maximize return to the Company's shareholders and enhance profitability in future quarters.


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
     In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in several lawsuits and arbitration matters or have instituted legal proceedings as Plaintiffs to recover moneys owing. There have been no material pending legal proceedings other than ordinary routine litigation incidental to the business. Those which may have a significant impact on the Company have been disclosed in previous filings. One matter previously addressed has been decided as follows:
Shirley A. Robinson vs. Robert Kendrick, Reynolds Kendrick Stratton, Inc., and
- ------------------------------------------------------------------------------

JB Oxford Holdings, Inc.  NASD Arbitration No. 95-00118
- ------------------------

     In this arbitration matter, filed in January 1995, Claimant sought damages in the amount of $525,000. After a full hearing, the Claimant was awarded $237,000 solely from RKSI, and $159,000 jointly and severally from RKSI and Robert Kendrick. JBOH was not subject to NASD arbitration and was summarily dismissed as a party. All other claims, including those for exemplary and punitive damages, were denied. Payment of the award will not have a material impact on the Company's earnings.
Adams et. al. vs. OTRA Clearing, Inc., et. al.  Case No. 626182
- ----------------------------------------------

     This matter was filed in the San Diego County Superior Court in July 1990. The Plaintiffs allege that OTRA Clearing Inc. knowingly cleared unregistered securities for its former correspondent broker Hamilton Williams. The Company's Motion to Decertify the Class was granted on April 19, 1996. The ultimate outcome is not determinable at this stage and Management will continue to vigorously contest this matter.
ITEM 2.   CHANGES IN SECURITIES
     There has been no material modification of ownership rights of securities holders. The subsidiary company, as part of its normal broker/dealer activity, has minimum capital requirements as imposed by regulatory agencies. (See Note 2 to the financial statements.) These requirements may restrict the payment of dividends.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
     There has been no default in payments of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     There have been no matters submitted to a vote of security holders during this reporting period.

ITEM 5.   OTHER INFORMATION
     There have been no matters that require disclosure under this item.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed with this report as required by Item 601 of Regulation S-K:

Exhibit  Description                                    Page
- -------  -----------                                    ----

No.
- ---


10.1     Commercial office lease between                12-49
         Keystone-Centrose Associates and JB Oxford
         Holdings, Inc. to lease Boston, MA office space

11       Computation of Earnings Per Share              11
(b) During this quarter, there were no events as required to be reported on Form 8-K.
                                   EXHIBIT 11
                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                          For The Three Months Ended
                                               March 31
                                          -------------------

                                            1996            1995
                                          ---------       ---------

PRIMARY EARNINGS PER SHARE
 Net income                               $   1,178,099   $       9,688
 Preferred stock dividends                      (54,849)
                                          -------------   --------------

 Net income for primary earnings          $   1,123,250   $       9,688
                                          =============   =============

 Weighted average common shares
  outstanding                                 8,655,205       6,432,983
 Weighted average options outstanding         1,970,703       2,447,222
 Stock acquired with proceeds                  (732,313)     (1,274,106)
                                          -------------   -------------

 Weighted average common shares and
  equivalents outstanding

                                              9,893,595       7,606,099
                                          =============   =============

 Primary Earnings Per Share               $        0.11   $        0.00
                                          =============   =============

FULLY DILUTED EARNINGS PER SHARE
 Net income                               $   1,178,099   $       9,688
 Interest on convertible debentures,
  net of income tax
                                                 61,739
                                          -------------   --------------
 Net Income for fully diluted earnings    $   1,239,838   $       9,688
                                          =============   =============

 Weighted average common shares
  outstanding                                 8,655,205       6,432,983
 Weighted average options outstanding         1,970,703       2,447,222
 Weighted average convertible
  debentures                                  4,548,487       1,516,667
 Weighted average convertible
  preferred stock                             2,222,222              --
 Stock acquired with proceeds                  (696,059)     (1,238,046)
                                          -------------   -------------

 Weighted average shares common shares
  and equivalents outstanding

                                             16,700,558       9,158,826
                                          =============   =============

 Fully Diluted Earnings Per Share         $        0.07   $        0.00
                                          =============   =============

                                  EXHIBIT 10.1

                                     LEASE
                                    Between
                          KEYSTONE-CENTROSE ASSOCIATES
                                    Landlord
                                      and
                           J.B. OXFORD HOLDINGS, INC.
                                     Tenant
                                 99 High Street
                             Boston, Massachusetts

                               TABLE OF CONTENTS
Article        Page
1.   Demised Premises                                  1
2.   Definitions                                       1
3.   Notices of Lease and Estoppel Certificates        4
4.   Annual Fixed Rent                                 4
5.   Tax Escalation                                    5
6.   Operating Expenses                                7
7.   Condition of Demised Premises                     9
8.   Commencement Date                                 10
9.   Use of Demised Premises                           10
10.  Assignment and Subletting                         11
11.  Alterations and Installations by Tenant           15
12.  Care of Demised Premises                          18
13.  Cleaning                                          19
14.  Mortgages                                         19
15.  Compliance with Laws, etc.                        22
16.  Landlord's Liability                              24
17.  Damage by Fire or Other Casualty                  25
18.  Fire Insurance, etc                               27
19.  Condemnation                                      29
20.  Landlord's Access to Demised Premises             30
21.  Electricity                                       32
22.  Default of Tenant.                                34
23.  Name of Building, Tenant's Signs                  37
24.  Remedying Defaults and Indemnity                  38
25.  Heating and Air-Conditioning                      39
26.  Water, Steam, etc                                 40
27.  Elevator Facilities                               41
28.  Security Deposit                                  41
29.  Bills and Notices                                 42
30.  Surrender.                                        42
31.  Tenant's Liability Insurance                      42
32.  Payment of Additional Rent                        43
33.  No Waiver                                         43
34.  Lease as Entire Agreement                         44
35.  Quiet Enjoyment                                   44
36.  Compliance With Rules and Regulations.            45
37.  Stoppage of Services, Landlord's
     Inability to Supply Services, etc.                45
38.  Transferee Liability.                             46
39.  Excavation                                        46
40.  Area Measurements, etc..                          46
41.  No Broker                                         47
42.  Remedies                                          47
43.  Severability                                      47
44.  Binding Effect                                    47
45.  Parking Space                                     47
     Exhibits
     Rules and Regulations

     AGREEMENT OF LEASE, made as of the                day of      March, 1996,
between KEYSTONE-CENTROSE ASSOCIATES, a Massachusetts partnership (hereinafter referred to as "Landlord") and J.B. OXFORD HOLDINGS, INC., a Utah corporation (hereinafter referred to as "Tenant")

                                WITNESSETH THAT:
                                DEMISED PREMISES
     1. Landlord hereby leases to Tenant and Tenant hereby hires from Landlord a portion of the sixteenth (16th) floor, as shown on the plan attached hereto as Exhibit A and made a part hereof (hereinafter referred to as the "Demised Premises") of the Building on that certain parcel of land situated on High Street, Congress Street and Purchase Street, in the City of Boston, Suffolk County, Commonwealth of Massachusetts, known as and numbered 99 High Street in said City of Boston, and being Lot 1 on "Plan of Land Boston, Mass." dated July 2, 1968 as drawn by Henry F. Bryant & Son, Inc. recorded with Suffolk Registry of Deeds, Book 8253, Page 356 (hereinafter referred to as the "Land").
     To have and to hold the Demised Premises, subject to the agreements, terms
and conditions herein contained, for a term of   five (5) years (or until such
term shall sooner cease or expire) to commence on the Commencement Date and to end at the close of the day preceding the fifth (5th) anniversary of the Commencement Date, except that if the Commencement Date shall be a date other than the first day of a calendar month, the Term shall end at the close of the last day of the calendar month in which said anniversary of the Commencement Date shall fall.

                                  DEFINITIONS
     2. As used herein the following terms shall have the following respective meanings:
     Additional Rent: The amounts prescribed in the Lease as Additional Rent. Air Conditioning: As defined in Article 25.
     Affiliate:  As defined in Article 10.
     Alterations:  As defined in Article 11.
     Annual Fixed Rent:  $127,265.64
     Base Operating Expenses: The Operating Expenses (as such term is defined in Article 6) for the calendar year 1995.
     Building: The office building, of which the Demised Premises are a part, erected on the Land, and repairs, alterations and additions thereto.
     Building Rentable Area: The total rentable area in the Building, excluding garage areas, agreed to be 731,204 square feet.
     Business Days: All days except Sundays, Saturdays, days defined as "Legal Holidays" for the entire state under the laws of the Commonwealth of Massachusetts, and such other days that Tenant presently or in the future recognizes as holidays for Tenant's general office staff.
     Commencement Date:  As defined in Article 8.
     Default of Tenant:  As defined in Article 22.
     Demised Premises:  As defined in Article 1.
     Eliminated Space:  As defined in Article 10.
     Elimination Date:  As defined in Article 10.
     Elimination Period:  As defined in Article 10.
     Earlier Termination Date:  As defined in Article 10.
     Escalation Factor:    0.5651%
     Land:  As defined in Article 1.
     Landlord: The landlord named herein or any subsequent owner or lessee, from time to time, of the Landlord's interest in the Building.
     Landlord's Construction Representative: Rose Associates, or such other person, firm or corporation as Landlord shall designate by notice to Tenant.
     Landlord's Original Address: c/o Rose Associates, 380 Madison Avenue, New York, New York 10017, Attention: Morris Mansfield, Executive Vice President with a copy to: Sherburne, Powers & Needham, P.C., One Beacon Street, Boston, Massachusetts 02108, Attention: Philip S. Lapatin, Esquire.
     Lease: This Agreement of Lease and the Schedule and Exhibits annexed hereto which are made a part hereof.
     Lease Year: A twelve (12) month period beginning on the Commencement Date and each succeeding twelve (12) month period during the Term of this Lease, except that if the Commencement Date shall be other than the first day of a calendar month, the first Lease Year shall include the partial calendar month in which the Commencement Date occurs as well as the succeeding twelve (12) full calendar months.
     Mortgage: A mortgage, deed of trust, trust indenture or other security instrument of record creating an interest in or affecting title to the Property, Land or Building or any part thereof, including a leasehold mortgage, and any and all renewals, modifications, consolidations or extensions of any such instrument.
     Mortgagee:  A person, firm, corporation or other entity holding any
Mortgage.
     Operating Expenses:  As defined in Article 6.
     Operating Year:  As defined in Article 6.
     Original Electrical Factor:  $5,165.00
     Property:  The Land and the Building.
     Rentable Area: The rentable area of the Demised Premises, agreed to be 4,132 square feet.
     Restoration Period:  As defined in Article 10.
     Rules and Regulations:  As defined in Article 36.
     Security Deposit:  $31,816.41
     Taking: A taking of property or any interest therein or right appurtenant or accruing thereto, by condemnation or eminent domain or by action, proceedings, or agreement in lieu thereof, pursuant to governmental authority.
     Tax Amount: Real estate taxes assessed with respect to the Property by any governmental authority with respect to the Tax Year commencing July 1, 1995.
     Tax Year:  As defined in Article 5.
     Tenant:  The Tenant named herein or any subsequent assignee under Article
10.
     Tenant's Construction Representative: George Reis, MIS Projects Director, or such other person, firm or corporation as Tenant from time to time shall designate by notice to Landlord.
     Tenant's Original Address: 9665 Wilshire Boulevard, Beverly Hills, California 90212.
     Tenant's Special Installations:  As defined in Article 11.
     Term of this Lease: The term of this Lease as stated in Article 1. Unavoidable Delays: Delays due to strikes, lockouts, labor disputes, acts of God, inability to obtain labor or materials, governmental restrictions, emergency acts, civil commotion, orders or regulations of any governmental authority, unavoidable casualty or other causes beyond the reasonable control of Landlord or Tenant, as the case may be, whether or not similar in nature to the causes hereinbefore enumerated.
     Waiver Provisions:  As defined in Article 18.

                   NOTICES OF LEASE AND ESTOPPEL CERTIFICATES
     3. (a) Upon request of either party at any time before or after the Commencement Date, both parties shall execute and deliver a notice of this Lease in form appropriate for recording, and if this Lease is terminated other than at the end of the original Term of this Lease, as shown in such notice, an instrument in such form acknowledging the date of termination.
     (b) Tenant agrees from time to time, upon not less than fifteen (15) days prior written request by Landlord, to execute, acknowledge and deliver to Landlord a statement in writing certifying that this Lease is unmodified and in full force and effect and that Tenant has no defenses, offsets or counterclaims against its obligations to pay the Annual Fixed Rent, Additional Rent and other charges hereunder and to perform its other covenants under this Lease, and that there are no uncured defaults of Landlord or Tenant under this Lease (or, if there have been any modifications that the same is in full force and effect as modified and stating the modifications, and, if there are any defenses, offsets, counterclaims, or defaults, setting them forth in reasonable detail), the dates to which the Annual Fixed Rent, Additional Rent and other charges have been paid and any other information reasonably requested. Any such statement delivered pursuant to this paragraph may be relied upon by any purchaser, lessee or Mortgagee of the Property, Land or Building or any assignee of any Mortgage of the Property, Land or Building.
                               ANNUAL FIXED RENT
     4. (a) Tenant shall pay to Landlord, without any set-off or deduction, at Landlord's office in the Building, or to such other person or at such other place as Landlord may designate by notice to Tenant, the Annual Fixed Rent. The Annual Fixed Rent shall be paid in equal monthly installments in advance on or before the first day of each calendar month during the Term of the Lease and shall be apportioned for any fractional month in which the Commencement Date or the last day of the Term of this Lease may fall.
     (b) Landlord reserves the right to provide in any first Mortgage given by it that some or all rents, issues, and profits and all other amounts of every kind payable to the Landlord under this Lease shall be paid directly to such Mortgagee for the Landlord's account and Tenant covenants and agrees that it will, after receipt by it of notice from Landlord designating such Mortgagee to whom payments are to be made by Tenant, pay such amounts thereafter becoming due directly to such Mortgagee until excused therefrom by notice from such Mortgagee. Prior to such notice from such Mortgagee all such payments to such Mortgagee by Tenant shall, pro tanto, satisfy Tenant's obligations hereunder in respect of such payments.
                                 TAX ESCALATION
     5. (a) For the purposes of this Article 5, the term Tax Year shall mean a twelve-month period commencing on the July 1st (or such other date as the City of Boston or any governmental authority may adopt as the date for commencement of the twelve-period with respect to which real estate taxes are payable) next preceding the Commencement Date and on each anniversary of such date during the Term of this Lease.
     (b) In the event that the real estate taxes assessed with respect to the Property by any governmental authority shall, in the aggregate, be greater with respect to any Tax Year than the Tax Amount, whether by reason of an increase in either the real estate tax rate or the assessed valuation of the Property or both, or by reason of the levy, assessment or imposition of any tax on any real estate as such not now levied, assessed or imposed:
          (i) Tenant shall pay to Landlord as Additional Rent, an amount, if any, equal to (aa) the amount by which the total real estate taxes for such Tax Year on the Property exceeds the Tax Amount, multiplied by (bb) the Escalation Factor, apportioned for any fraction of a Tax Year in which the Commencement Date falls or the Term of this Lease ends.
          (ii) Landlord shall submit to Tenant not more than forty-five (45) days and not less than twenty (20) days prior to the last days on which real estate taxes or any installments thereon may be paid in the City of Boston or to any other governmental authority without penalty or interest a statement setting forth the amount of Tenant's payment due to Landlord. Landlord's failure to comply with the foregoing shall not be deemed a waiver by Landlord of Tenant's obligation to pay to Landlord any Additional Rent due hereunder. Within thirty (30) days after the delivery of such statement, whether or not such statement shall be timely, Tenant shall pay to Landlord the payment required under (i) above.
          (iii) With respect to any Tax Year which shall commence prior to the Commencement Date or extend beyond the Term of this Lease, any Additional Rent payable by Tenant shall be reduced to that proportion of such Additional Rent as the number of days elapsing during the Term of this Lease and falling within such Tax Years bears to 365. In the event the first day of the Tax Year in the City of Boston should be changed after the Commencement Date to a day other than July 1 so as to change the twelve-month period comprising the Tax Year, in determining any Additional Rent to be paid by Tenant under this Article 5, with respect to the real estate taxes payable for the period between July 1 and such changed first day of the Tax Year, the Tax Amount shall be multiplied by a fraction, the numerator of which shall be the number of days elapsing during such period, and the denominator of which shall be 365.
     (c) Landlord will use reasonable efforts to obtain reduction of real estate taxes assessed on the Property, provided Tenant and other tenants in the Building under leases containing tax escalation provisions, which, together with Tenant, occupy, collectively, at least fifty (50) percent of the Building Rentable Area, request in writing Landlord so to do and, in such request, each agrees to pay its proportionate share of the costs thereof as hereinafter provided, and Landlord receives such request not less than twenty (20) days prior to the last date on which real estate tax reduction proceedings for the particular Tax Year in question may be commenced. The method and manner of conducting proceedings for such reduction, including the selection of counsel, shall be solely within the judgment and determination of Landlord, and Landlord may cancel, discontinue, or settle such proceedings if, in Landlord's judgment, such cancellation, discontinue or settlement is advisable. To the extent that the reasonable cost and expense, including counsel fees, of such proceedings instituted and conducted by Landlord, requested by Tenant and others, exceed the amount of any tax refund, Tenant shall pay that proportion of such excess cost and expense which the Rentable Area of the Demised Premises bears to the total Rentable Area demised to all tenants making such request at the time it is made.
     (d) If Landlord shall receive any tax refund or reimbursement of taxes or amount in lieu thereof with respect to any Tax Year, then out of any balance remaining thereof, after deducting Landlord's expenses reasonably incurred in obtaining such refund, Landlord shall pay to Tenant an amount equal to such refund or reimbursement or an amount in lieu thereof multiplied by the Escalation Factor, apportioned as set forth above, but not exceeding the sum paid by Tenant as required under (b) above.
     (e) Any tax upon the Property levied or imposed by any governmental tax authority in addition to, in lieu of, or as a substitute for, real estate taxes assessed on the date of this Lease (including, without limitation, betterment assessments and charges for the use or availability of customary governmental services) shall nevertheless be deemed to be real estate taxes for the purpose of this Article 5 and shall be included as such in computing any Additional Rent based thereon.
     (f) Any obligation of Tenant under this Article 5 to pay Additional Rent or on the part of Landlord to pay an amount to Tenant, which shall not have been performed at the expiration of the Term of this Lease, shall survive such expiration and shall be discharged by payment or payments in cash, as the amount of the same shall from time to time be determined to be due.
     (g) Tenant shall, with each monthly installment of Annual Fixed Rent, make tax fund payments to Landlord. "Tax fund payments" refer to such equal monthly payments (subject to recalculation from time to time) as Landlord shall reasonably determine to be sufficient to provide in the aggregate a fund adequate to pay, when due, all sums required from Tenant under this Article 5. Any excess tax fund payments shall be credited against future tax fund payments (or promptly refunded to Tenant if the Term of this Lease shall have ended) once the amount of Additional Rent on account of which such payments were made has been determined.
                               OPERATING EXPENSES
     6. (a)    For the purposes of this Article 6, the following terms shall have the following respective meanings:
     Operating Year: A twelve-month period commencing on the first (1st) day of January in the year during which this Lease is executed, and each successive twelve-month period thereafter in which any part of the Term of this Lease shall fall.
     Operating Expenses: The aggregate cost and expense incurred by Landlord for operation, maintenance and management of the Property (excluding special services rendered to tenants of the Building for which separate charges are made) including, without limitation, the following: salaries, wages, medical, surgical and general welfare benefits (including group insurance and retirement benefits) for employees of Landlord or any contractor of Landlord engaged in the cleaning, operation, maintenance or management of the Property, and payroll taxes and worker's compensation insurance premiums relating thereto, Building electricity (in contradistinction to electricity furnished to tenants), gas, steam and water (including sewer rental and any utility tax), rubbish removal, fire, casualty, liability, sprinkler, water damage and rent insurance carried by Landlord and such other insurance as is required by any Mortgagee, repairs, replacements, maintenance of grounds, Building supplies, uniforms and cleaning thereof, snow removal, window cleaning, service contracts with independent contractors for any of the foregoing (including elevator and air conditioning maintenance), management fees at reasonable rates consistent with the type of occupancy and service rendered, whether or not paid to any person, firm, corporation or other entities comprising Landlord, and all other expenses now or hereafter customarily incurred in connection with the operation, maintenance and management of first class office buildings in the City of Boston. Operating Expenses in any Operating Year shall be deemed increased by an amount equal to the cost (amortized, with interest, on such reasonable basis as Landlord shall determine) of any capital improvement (including, without limitation, the installation of any energy-saving device) made by Landlord to the Property for the purpose of (i) achieving a reasonably-corresponding reduction of other Operating Expenses or (ii) complying with the requirements of any applicable present or future law, ordinance, rule or order of Federal, State, County or Municipal authority, and with any direction made pursuant to law of any public officer or officers, with respect to the Property, to the extent that such law, ordinance, rule, order or regulation becomes effective after the Commencement Date. No other capital expenditures (as defined in accordance with generally accepted accounting principles) shall be included in Operating Expenses.
     (b) In the event the Operating Expenses during any Operating Year shall exceed the Base Operating Expenses, Tenant shall pay to Landlord as Additional Rent an amount equal to the excess multiplied by the Escalation Factor, apportioned for any fraction of an Operating Year in which the Commencement Date falls or the Term of this Lease ends.
     (c) After the end of each Operating Year, Landlord shall furnish Tenant with a statement setting forth in reasonable detail the Operating Expenses for such Operating Year. Such statement shall set forth the amount, if any, of any payment due under (b) above, and such payment shall be made within thirty (30) days after delivery of such statement.
     (d) Any obligation under this Article 6 of Tenant to pay Additional Rent or of Landlord to make any refund to Tenant shall survive the expiration of the Term of the Lease and shall be discharged by payment in cash when and as the amount of the same shall be determined to be done.
     (e) If, during any portion of a calendar year for which Operating Expenses (including without limitation Base Operating Expenses) are being computed pursuant to this Article, less than the total rentable area in the Building is occupied or Landlord is not supplying all occupants with the same services being supplied hereunder, such Operating Expenses shall be reasonably extrapolated in order to take into account the costs and expenses which would have been incurred by Landlord had the entire rentable area of the Building been occupied and had such services been supplied to all occupants.
     (f) Tenant shall, with each monthly installment of Annual Fixed Rent, make operating fund payments to Landlord. "Operating fund payments" refer to such equal monthly payments (subject to recalculation from time to time) as Landlord shall reasonably determine to be sufficient to provide in the aggregate a fund adequate to pay, when due, all sums required from Tenant under this Article 6. Any excess operating fund payments shall be credited against future operating fund payments (or promptly refunded to Tenant if the Term of this Lease shall have ended) once the amount of Additional Rent on account of which such payments were made has been determined.
                         CONDITION OF DEMISED PREMISES
     7. (a) Subject to delay by causes beyond the reasonable control of Landlord, Landlord shall use reasonable diligence in order to have the Demised Premises ready for occupancy by Tenant on or before May 1, 1996. The failure to have the Demised Premises so ready by such date shall in no way affect the validity of this Lease or the obligations of Tenant hereunder.
     (b) The Demised Premises shall be conclusively deemed ready for occupancy by Tenant after Landlord gives notice to Tenant that the installations to be done by Landlord in the Demised Premises (as described in paragraph (c) of this Article) have been substantially completed by Landlord. Such work shall not be deemed incomplete if only minor or insubstantial details of construction or mechanical adjustments remain to be done, or to the extent that a delay is caused in whole or in part by Tenant. In the event of a dispute, a certificate of substantial completion or of any other facts pertinent to this Article shall, when given in good faith by a duly-licensed architect selected by Landlord, be deemed conclusive of the statements therein contained and binding upon Tenant.
     (c) Landlord shall lay out and construct the Demised Premises for Tenant's occupancy in accordance with the drawings and specifications (the "Plans") referenced in Exhibit B attached hereto and made a part hereof.
     (d) Tenant shall pay to Landlord, prorata as Landlord's work hereunder progresses and within thirty (30) days after periodic billing, the amount by which all costs incurred by Landlord in connection with such work (including without limitation preparation of the Plans) exceeds Landlord's Allowance. For purposes hereof, "Landlord's Allowance" shall be $157,016.
     (e) Tenant shall be conclusively deemed to have agreed that Landlord has performed all of its obligations under this Article unless not later than the end of the second calendar month next beginning after the Commencement Date Tenant shall give Landlord written notice specifying the respects in which Landlord has not performed such obligations. Landlord shall correct any incomplete or defective items of work specified in such notice.
     (f) Tenant may enter the Demised Premises prior to the Commencement Date to undertake such work as is to be performed by Tenant pursuant to this Lease in order to prepare the Demised Premises for Tenant's occupancy. Such entry shall be deemed to be pursuant to a license from Landlord to Tenant and shall be at the risk of Tenant, who shall in no event interfere with any construction work being performed by or on behalf of Landlord.
     (g) All construction work required or permitted by this Lease, whether by Landlord or Tenant, shall be done in a good and workmanlike manner and in compliance with all applicable laws (including without limitation the Americans with Disabilities Act) and all lawful ordinances, regulations and orders of governmental authority and insurers of the Building. Each party may inspect the work of the other in the Demised Premises at reasonable times and shall promptly give notice of observed defects. Tenant authorizes Landlord to rely in connection with design and construction upon approval and other actions on Tenant's behalf by Tenant's Construction Representative.
                               COMMENCEMENT DATE
     8. The Commencement Date of the Term of this Lease shall be the earlier of (a) the date on which the Demised Premises are ready for occupancy by Tenant in accordance with the provisions of Article 7 or (b) the date on which Tenant undertakes to conduct its business activities in any portion of the Demised Premises. After the determination of the Commencement Date, the parties agree that, upon demand of either, they shall execute, acknowledge and deliver an instrument, in recordable form, setting forth said Commencement Date.
                            USE OF DEMISED PREMISES
     9. Tenant shall use and occupy the Demised Premises for general office purposes consistent with the character and dignity of the Building and for no other purposes. Tenant shall not permit or suffer the Demised Premises to be occupied by anyone other than Tenant except as provided by Article 10.
     Landlord warrants that, on the Commencement Date, the Demised Premises may be legally used and occupied for general office purposes. Tenant shall at all times have access to the Demised Premises, subject, however, in all respects to all the terms, covenants, conditions and agreements contained in this Lease. However, Landlord may regulate and restrict access to the Building at times other than normal business hours on Business Days for security purposes so long as Tenant's employees and agents have reasonable access to the Demised Premises without unreasonable inconvenience.
                           ASSIGNMENT AND SUBLETTING
     10. (a) Tenant will not mortgage, pledge, encumber, sell, assign or transfer this Lease, in whole or in part, or sublease all or any part of the Demised Premises, without Landlord's written consent. In connection with any request by Tenant for such consent to sublet, Tenant shall submit to Landlord, in writing, a statement containing the name of the proposed subtenant, such information as to its financial responsibility and standing as Landlord may require, and all of the terms and provisions upon which the proposed sub-letting is to be made, and, unless the proposed sublet area shall constitute an entire floor or floors, such statement shall be accompanied by a floor plan delineating the proposed sublet area. As long as Tenant is not in default under any of the terms, covenants and conditions of this Lease on Tenant's part to be observed and performed, Landlord shall not unreasonably withhold or delay Landlord's prior consent to sublettings by Tenant of all or parts of the Demised Premises. Each such subletting shall be for undivided occupancy by the subtenant of that part of the Demised Premises affected thereby for the use permitted under this Lease and at no time shall there be more than four (4) occupants, including Tenant, on any one floor; for the purposes of this sentence, the term "Tenant" shall be deemed to include any Affiliate of Tenant, as the term Affiliate is hereinafter defined. Landlord may, however, withhold such consent if, in Landlord's reasonable judgment, the proposed subtenant is not engaged in a business consistent with the character and dignity of the Building, or will impose any additional material burden upon Landlord in the operation of the Building (to an extent greater than the burden to which Landlord would have been put if Tenant continued to use, or used, such part of the Demised Premises for its own purposes), or if Landlord has any other reasonable objections to the proposed sub-letting. If it is finally determined by a court of competent jurisdiction that Landlord has unreasonably withheld or delayed its consent contrary to the provisions of this Article, Landlord, nevertheless, shall not be liable to Tenant for a breach of Landlord's covenant not unreasonably to withhold such consent and Tenant's sole remedy in such event shall be to enter into the proposed sub-letting. If the rent received by Tenant on account of a sublease of all or any portion of the Demised Premises exceeds the Annual Fixed Rent and Additional Rent, allocated to the space subject to the sublease in the proportion of the area of such space to the area of the entire Demised Premises, plus actual out-of-pocket expenses incurred by Tenant in connection with Tenant's subleasing of such space, including brokerage commissions and the cost of preparing such space for occupancy by the subtenant, Tenant shall pay to Landlord seventy-five (75) percent of such excess, monthly as received by Tenant. Notwithstanding the foregoing provisions of this paragraph (a), (1) in the event Tenant proposes to sublet all or substantially all of the Demised Premises, Landlord, at Landlord's option, may give to Tenant, within thirty (30) days after the submission by Tenant to Landlord of the statement required to be submitted in connection with such subletting, a notice terminating this Lease on the date (referred to as the "Earlier Termination Date") immediately prior to the proposed commencement date of the term of the proposed sub-letting, as set forth in such statement, and, in the event such notice is given, the Term of this Lease shall come to an end and expire on the Earlier Termination Date with the same effect as if it were the date originally fixed in this Lease for the end of the Term of the Lease, and the Annual Fixed Rent shall be apportioned as of said Earlier Termination Date and any prepaid portion of Annual Fixed Rent for any period after such date shall be refunded by Landlord to Tenant; or (2) in the event Tenant proposes to sublet any portion of the Demised Premises, Landlord, at Landlord's option, may give to Tenant, within thirty (30) days after the submission by Tenant to Landlord of the statement required to be submitted in connection with such proposed sub-letting, a notice electing to eliminate such portion of the Demised Premises (said portion is referred to as the "Eliminated Space") from the Demised Premises during the period (referred to as the "Elimination Period") commencing on the date (referred to as the "Elimination Date") immediately prior to the proposed commencement date of the term of the proposed sub-letting, as set forth in such statement, and ending on the proposed expiration date of the term of the proposed sub-letting, as set forth in such statement, and in the event such notice is given (i) the Eliminated Space shall be eliminated from the Demised Premises during the Elimination Period; (ii) Tenant shall surrender the Eliminated Space to Landlord on or prior to the Elimination Date in the same manner as if said Date were the date originally fixed in this Lease for the end of the Term of this Lease; (iii) if the Eliminated Space shall constitute less than an entire floor, Landlord, at Landlord's expense, shall have the right to make any alterations and installations in the Demised Premises required, in Landlord's judgment, reasonably exercised, to make the Eliminated Space a self-contained rental unit with access through corridors to the elevators and core toilets serving the Eliminated Space, and if the Demised Premises shall contain any core toilets or any corridors (including any corridors proposed to be constructed by Landlord pursuant to this subdivision (iii) providing access from the Eliminated Space to the core area), Landlord and any tenant or other occupant of the Eliminated Space shall have the right to use such toilets and corridors in common with Tenant and any other permitted occupants of the Demised Premises, and the right to install signs and directional indicators in or about such corridors indicating the name and location of such tenant or other occupant; (iv) during the Elimination Period, the Annual Fixed Rent, the Escalation Factor and the Original Electricity Factor (as such Factor may have been adjusted previously pursuant to the provisions of this Lease) shall each be reduced in the proportion which the area of the Eliminated Space bears to the total area of the Demised Premises immediately prior to the Elimination Date (including an equitable portion of the area of any corridors referred to in sub-division (iii) of this sentence as part of the area of the Eliminated Space for the purpose of computing such reduction), and any prepaid portion of Annual Fixed Rent for any period after the Elimination Date allocable to the Eliminated Space shall be refunded by Landlord to Tenant; (v) there shall be an equitable apportionment of any Additional Rent payable pursuant to Article 5 and 6 for the Tax Year and Operating Year in which said Elimination Date shall occur; (vi) if the Elimination Period shall end prior to the date originally fixed in this Lease for the end of the Term of the Lease, the Eliminated Space, in its then existing condition, shall be deemed restored to and once again a part of the Demised Premises during the period (referred to as the "Restoration Period") commencing on the date next following the expiration of the Elimination Period and ending on the date originally fixed in this Lease for the end of the Term of the Lease, except in the event that Landlord is unable to give Tenant possession of the Eliminated Space at the expiration of the Elimination Period by reason of the holding over or retention of possession of any tenant or other occupant, in which even (x) the Restoration Period shall not commence, and the Eliminated Space shall not be deemed restored to or a part of the Demised Premises, until the date upon which Landlord shall give Tenant possession of such Space free of occupancies, (y) neither the date fixed in this Lease for the end of the Term of the Lease, nor the validity of this Lease shall be affected, and (z) Tenant waives any right to recover any damages which may result from the failure of Landlord to deliver possession of the Eliminated Space at the end of the Elimination Period; (vii) during the Restoration Period, if any, the Annual Fixed Rent, the Escalation Factor and the Original Electricity Factor (as such Factor may have been adjusted previously pursuant to the provisions of this Lease) shall each be increased in the proportion which the area of the Eliminated Space bears to the total area of the Demised Premises immediately prior to the commencement of the Restoration Period (including an equitable portion of the area of any corridors referred to in subdivision (iii) of this sentence as a part of the area of the Eliminated Space for the purpose of computing such increase); and (viii) there shall be an equitable apportionment of any Additional Rent payable pursuant to Article 5 and 6 for the Tax Year and Operating Year in which the Restoration Period, if any, shall commence. At the request of Landlord, Tenant shall execute and deliver an instrument or instruments, in form satisfactory to Landlord, setting forth any modifications to this Lease contemplated in or resulting from the operation of the foregoing provisions of this paragraph; however, neither Landlord's failure to request any such instrument nor Tenant's failure to execute or deliver any such instrument shall vitiate the effect of the foregoing provisions of this paragraph. The failure by Landlord to exercise its option under this paragraph with respect to any sub-letting shall not be deemed a waiver of such option with respect to any extension or any subsequent sub-letting of the premises affected thereby.
Tenant shall reimburse Landlord promptly, as Additional Rent, for reasonable legal and other expense incurred by Landlord in connection with any request by Tenant for consent to assignment or sublet. Landlord's options set forth above in this paragraph shall not apply if the proposed sub-letting is to an Affiliate of Tenant. The term "Affiliate of Tenant" for the purposes of this paragraph shall mean any corporation, partnership, trust, association or other business organization, directly or indirectly (through other entities or otherwise), owned or controlled by, owning or controlling, or under common ownership and control with, Tenant.
     (b) Tenant shall have the privilege, without the consent of Landlord, to assign its interest in this Lease to any corporation which is a successor to Tenant, either by merger or consolidation. However, no such assignment shall be valid unless, within ten (10) days after the execution thereof, Tenant shall deliver to Landlord (i) a duplicate original instrument of assignment in form reasonably satisfactory to Landlord, duly executed by Tenant, and (ii) an instrument in form and substance reasonably satisfactory to Landlord, duly executed by the assignee, in which such assignee shall agree to observe and perform, and to be personally bound by, all of the terms, covenants and conditions of this Lease on Tenant's part to be observed and performed, whether or not accruing prior to or after the date of such assignment and whether or not relating to matters arising prior to such assignment.
     (c) If Tenant's interest in this Lease is assigned, whether or not in violation of the provisions of this Article, Landlord may collect rent from the assignee; if the Demised Premises or any part thereof are sublet to, or occupied by, or used by, any person other than Tenant, whether or not in violation of this Article, Landlord, after default by Tenant under this Lease, may collect rent from the subtenant, user or occupant. In either case, Landlord shall apply the net amount collected to the rents reserved in this Lease, but neither any such assignment, subletting, occupancy or use, whether with or without Landlord's prior consent, nor any such collection or application, shall be deemed a waiver of any term, covenant or condition of this Lease or the acceptance by Landlord of such assignee, subtenant, occupant or user as tenant. The consent by Landlord to any assignment or subletting shall not relieve Tenant from its obligation to obtain the express prior consent of Landlord to any further assignment or subletting. The listing of any name other than that of Tenant on any door of the Demised Premises or on any directory or in any elevator in the Building, or otherwise, shall not operate to vest in the person so named any right or interest in this Lease or in the Demised Premises or be deemed to constitute, or serve as a substitute for, any prior consent of Landlord required under this Article, and it is understood that any such listing shall constitute a privilege extended by Landlord which shall be revocable at Landlord's will by notice to Tenant. Neither any assignment of Tenant's interest in this Lease nor any subletting, occupancy or use of the Demised Premises or any part thereof by any person other than Tenant, nor any collection of rent by Landlord from any person other than Tenant as provided in this paragraph, nor any application of any such rent as provided in this paragraph shall, in any circumstances, relieve Tenant of its obligation fully to observe and perform the terms, covenants and conditions of this Lease on Tenant's part to be observed and performed.
                    ALTERATIONS AND INSTALLATIONS BY TENANT
     11. (a) Tenant shall not make or perform, or permit the making or performance of, any alterations, installations, improvements, additions or other physical changes in or about the Demised Premises (referred to collectively as "Alterations") without Landlord's prior consent. Landlord agrees not unreasonably to withhold or delay its consent to any nonstructural Alterations proposed to be made by Tenant to adapt the Demised Premises for Tenant's business purposes or the business purposes of any other permitted occupant of the Demised Premises; notwithstanding the foregoing, Landlord shall have no obligation to consent to any Alteration which will reduce the value or utility of the Building or affect the outside appearance or the common areas or facilities of the Building or the color or style of any blinds supplied by Landlord. Notwithstanding the foregoing provisions of this paragraph or Landlord's consent to any Alterations, all Alterations, whether made prior to or during the Term of this Lease, shall be made and performed in conformity with and subject to the following provisions: all Alterations shall be made and performed at Tenant's sole cost and expense and at such time and in such manner as Landlord may reasonably from time to time designate; Alterations shall be made only by contractors or mechanics approved by Landlord, such approval not unreasonably to be withheld or delayed; no Alteration shall affect any part of the Building other than the Demised Premises or adversely affect any service required to be furnished by Landlord to Tenant or to any other tenant or occupant of the Building; all business machines and mechanical equipment shall be placed and maintained by Tenant in settings sufficient in Landlord's reasonable judgment to absorb and prevent vibration, noise and annoyance to other tenants or occupants of the Building; Tenant shall submit to Landlord reasonably detailed plans and specifications for each proposed Alteration and shall not commence any such Alteration without first obtaining Landlord's approval of such plans and specifications, which approval will not be unreasonably withheld or delayed; prior to the commencement of each proposed Alteration, Tenant shall furnish to Landlord a duplicate original policy of comprehensive public liability insurance (including property damage coverage) in which Landlord and its agents shall be named as parties insured, which policies shall be issued by companies and shall be in form and amounts reasonably satisfactory to Landlord and shall be maintained by Tenant until the completion of such Alteration; all Alterations in or to the electrical facilities in or serving the Demised Premises shall be subject to the provisions of Article 21 relating to exceeding electrical capacity and to increases in the Annual Fixed Rent; all fireproof wood test reports, electrical and air conditioning certificates, and all other permits, approvals and certificates required by all governmental authorities shall be timely obtained by Tenant and submitted to Landlord; notwithstanding Landlord's approval of plans and specifications for any Alteration, all Alterations shall be made and performed in full compliance with all applicable laws, orders and regulations of Federal, State, County and Municipal authorities and with all directions, pursuant to law, of all public officers, and with all applicable rules, orders, regulations and requirements of the Boston Board of Fire Underwriters and the New England Fire Insurance Rating Association or any similar body having a similar function; all Alterations shall be made and performed in accordance with the Rules and Regulations; all materials and equipment to be incorporated in the Demised Premises as a result of all Alterations shall be of good quality. All decorations made in the Demised Premises by Tenant shall be made only by contractors or mechanics approved by Landlord, such approval not unreasonably to be withheld or delayed. If it is finally determined by a court of competent jurisdiction that Landlord has unreasonably withheld or delayed its consent contrary to the provisions of this Article, Landlord nevertheless shall not be liable to Tenant for breach of Landlord's covenant to act reasonably, and Tenant's sole remedy in such event shall be to proceed with the proposed Alterations.
     (b) Tenant shall not, at any time prior to or during the Term of this Lease, directly or indirectly employ, or permit the employment of, any contractor, mechanic or laborer in the Demised Premises, whether in connection with any Alteration or otherwise, if such employment will interfere or cause any conflict with other contractors, mechanics, or laborers engaged in the construction, maintenance or operation of the Building by Landlord, Tenant or others.
     (c) If Tenant shall be in default under this Article 11 by reason of the making of any Alteration not hereby authorized or by reason of failure to give any notice or to obtain any approval required herein, Tenant may cure such default within the applicable grace period provided in this Lease for curing such default by removing such Alteration and restoring the Demised Premises to their former condition, as provided in Article 12 hereof.
     (d)  Except to the extent specifically provided in paragraph (e) of this
Article 11, all appurtenances, fixtures, improvements, additions and other property attached to or installed in the Demised Premises, whether by Landlord or Tenant or others, and whether at Landlord's expense, or Tenant's expense, or the joint expense of Landlord and Tenant, which are of a permanent nature or which cannot be removed without structural damage to the Building, shall be and remain the property of Landlord. Any replacements of any property of Landlord, whether made at Tenant's expense or otherwise, shall be and remain the property of Landlord.
     (e) All furniture, furnishings and trade fixtures, excepting lighting fixtures and equipment, but including without limitation, murals, carpets, rugs, business machines and equipment, vaults, vault door and door frame, and vault equipment, if any, safe deposit equipment, counterscreens, grillwork, cages, partitions which are moveable, railings, raised floors, escalators, conveyors, stairs, elevators, panelling, equipment relating to food preparation, food storage and serving, dishwashing and cleaning devices and air conditioning equipment, and any moveable property, installed by or at the expense of Tenant shall remain the property of Tenant and are referred to herein as "Tenant's Special Installations". Tenant may at its expense remove all or any part of said property at any time during the Term of this Lease, and shall at its expense remove all of said property at the expiration or other termination of the term hereof unless Landlord shall otherwise consent in writing. Upon removal of any or all of said property Tenant shall then repair all damage caused by said removal, as provided in Article 12 hereof.
     (f) Notice is hereby given that Landlord shall not be liable for any labor or materials furnished or to be furnished to Tenant upon credit, and that no mechanic's or other lien for any such labor or materials shall attach to or effect the reversion or other estate or interest of Landlord in and to the Demised Premises. Whenever and as often as any mechanic's lien shall have been filed against the Demised Premises or the Property based upon any act or interest of Tenant or of anyone claiming through Tenant, or if any lien or security interest with respect thereto shall have been filed affecting any materials, machinery or fixtures used in the construction, repair or operation thereof or annexed thereto by Tenant or its successors in interest, Tenant shall forthwith take such action by bonding, deposit or payment as will remove or satisfy the lien or other security interest and in default thereof after the expiration of thirty (30) days after notice to Tenant, Landlord, in addition to any other remedy under this Lease, may pay the amount secured by such lien or security interest or discharge the same by deposit and the amount so paid or deposited shall be collectible as Additional Rent. The provisions of this paragraph (f) shall not be applicable to liens filed with respect to work done for Tenant's account by Landlord.
                            CARE OF DEMISED PREMISES
     12. (a) Tenant shall act with care in its use and occupancy of the Demised Premises and the fixtures therein and, at Tenant's sole cost and expense, shall make all repairs and replacements to the Demised Premises, structural or otherwise, necessitated or occasioned by the acts, omissions or negligence of Tenant or any person claiming through or under Tenant or by the use or occupancy or manner of use or occupancy of the Demised Premises by Tenant or any such person; however, the foregoing provisions of this paragraph shall be subject to the provisions of Article 18.
     Without affecting Tenant's obligations set forth in the preceding sentence, Tenant, at Tenant's sole cost and expense, shall also (i) cause to be made all replacements, as and when necessary to the lamps, tubes, ballasts and starters in the lighting fixtures installed in the Demised Premises (Landlord shall make available to Tenant a contractor who shall perform such service at Tenant's expense), (ii) make all repairs and replacements, as and when necessary, to Tenant's Special Installations and to any Alterations made or performed by or on behalf of Tenant or any person claiming through or under Tenant and (iii) perform all maintenance and make all repairs and replacements, as and when necessary, to any air conditioning equipment, private elevators, escalators, conveyors or mechanical systems (other than the Building's standard equipment and systems) which may be installed in the Demised Premises, or elsewhere in the Building and serving the Demised Premises, by Landlord, Tenant or others. However, except as otherwise provided in this Lease, Tenant shall not have any right to install air conditioning equipment, elevators, escalators, conveyors or mechanical systems. In addition to the foregoing, all damage or injury to the Demised Premises and to its fixtures, appurtenances and equipment or to the Building or to its fixtures, appurtenances and equipment caused by Tenant moving property in or out of the Building or by installation or removal of furniture, fixtures or other property by Tenant shall be repaired, restored or replaced promptly by Tenant at its sole cost and expense, to the reasonable satisfaction of Landlord. All such aforesaid repairs, restoration and replacements shall be in quality and class equal to the original work or installation but in no event need exceed Building standards.
     (b) Except as otherwise provided in paragraph (a) of this Article 12, Landlord shall make the following repairs as and when necessary: (i) structural repairs to the Demised Premises and Building; (ii) repairs required in order to provide the elevator, plumbing, electrical, heating and air conditioning services to be furnished by Landlord pursuant to this Lease; (iii) repairs to exterior portions of the Building, including the windows and roof thereof; and (iv) other repairs to the Building necessary for Tenant's use and enjoyment of the Demised Premises. Landlord's obligations under the immediately preceding sentence shall not accrue until after notice by Tenant to Landlord of the necessity for any specific repair.
                                    CLEANING
     13. As long as Tenant is not in default under any of the terms, covenants or conditions of this Lease on Tenant's part to be observed or performed, and provided Tenant shall not keep the Demised Premises in unreasonable order, Landlord, at Landlord's expense, shall cause (i) public portions of the Property, and (ii) the Demised Premises, (including only the emptying of wastebaskets and the vacuum cleaning of carpeting in any portions of the Demised Premises used for the storage, preparation, service or consumption of food or beverages, to be cleaned, substantially in accordance with the standards set forth in Exhibit C. Subject to Landlord's obligations as hereinabove set forth, Tenant, at Tenant's expense, shall cause all portions of the Demised Premises used for the storage, preparation, service or consumption of food or beverages to be cleaned daily in a manner satisfactory to Landlord, and to be treated against infestation by vermin, roaches or rodents, regularly, in addition, whenever there shall be evidence of any infestation. Landlord shall make available to Tenant a contractor who shall perform additional cleaning services, which may be required by Tenant, at Building standard rates.
                                   MORTGAGES
     14. (a) Except to the extent that it may be provided otherwise by written agreement between Tenant and a Mortgagee, this Lease shall be superior, and shall not be subordinated, to a Mortgage or to any other voluntary lien or encumbrance affecting the Property, Land or Building or any part thereof and hereafter granted by Landlord. Any Mortgagee shall have the right, at its option, to subordinate its Mortgage to this Lease, in whole or in part, by recording a unilateral declaration to such effect.
     (b) Upon entry and taking possession of the property by a Mortgagee, for the purpose of foreclosure or otherwise, such
Mortgagee shall have all the rights of Landlord, and shall be liable to perform all the obligations of Landlord arising during the period of such possession, provided, however, that upon the return of possession to Landlord by such Mortgagee, such rights and obligations of Mortgagee shall cease until a subsequent entry.
     (c) No act or failure to act on the part of Landlord which would entitle Tenant under the terms of this Lease, or by law, to be relieved of Tenant's obligations hereunder or to terminate this Lease, shall result in a release or termination of such obligations or a termination of this Lease unless (i) Tenant shall have first given written notice of Landlord's act or failure to act to first Mortgagees of record, if any, and to any other Mortgagees of whom Tenant has been given written notice, specifying the act or failure to act on the part of Landlord which could or would give basis to Tenant's rights; and (ii) such Mortgagees, after receipt of such notice, have failed or refused to correct or cure the condition complained of within a reasonable time thereafter; but nothing contained in this paragraph (c) shall be deemed to impose any obligation on any such Mortgagees to correct or cure any such condition. "Reasonable time" as used above means and includes a reasonable time to obtain possession of the Property if any such Mortgagee elects to do so and a reasonable time to correct or cure the condition if such condition is determined to exist.
     (d) Notwithstanding any other provision to the contrary contained in this Lease, if prior to substantial completion of Landlord's obligations (if any) under Article 7 any holder of a Mortgage enters and takes possession of the Property for the purpose of foreclosing such Mortgage, such holder may elect, by written notice given to Tenant and Landlord at any time within 90 days after such entry and taking of possession, not to perform Landlord's obligations under
Article 7, and in such event such holder and all persons claiming under it shall be relieved of all obligations to perform, and all liability for failure to perform, said Landlord's obligations under Article 7 and Tenant may terminate this Lease and all its obligations hereunder by written notice to Landlord and such holder given within 30 days after the day on which such holder shall have given its notice as aforesaid.
     (e) No Annual Fixed Rent, Additional Rent or any other charge shall be paid more than thirty (30) days prior to the due dates thereof and, as to a first Mortgagee of record and any other Mortgagees of whom Tenant has been given written notice, payments made in violation of this provision shall (except to the extent that such rents are actually received by such Mortgagee) be a nullity as against such Mortgagee and the Lessee shall be liable for the amount of such payments to such Mortgagee.
     (f) The covenants and agreements contained in this Lease with respect to the rights, powers and benefits of a Mortgagee (particularly, without limitation thereby, the covenants and agreements contained in this Article 14) constitute a continuing offer to any person, corporation or other entity, which by accepting or requiring an assignment of this Lease or by entry or foreclosure assumes the obligations herein set forth with respect to such Mortgagee; every such Mortgagee is hereby constituted a party to this Lease as an obligee hereunder to the same extent as though its name was written hereon as such; and such Mortgagee shall be entitled to enforce such provisions in its own name.
     (g) Notwithstanding the foregoing provisions of this Article 14, Tenant agrees, at Landlord's request, to execute and deliver promptly any certificate or other instrument which Landlord may request subordinating the Lease and all rights of Tenant under the Lease to any Mortgage, and to all advances made under any such Mortgage, provided that (i) the holder of any such Mortgage shall execute and deliver to Tenant a non-disturbance agreement to the effect that, in the event of any foreclosure of such Mortgage, such holder will not name Tenant as a party defendant to such foreclosure nor disturb its possession under the Lease so long as there shall be no default by Tenant under the Lease, or (ii) any such Mortgage shall contain provisions substantially to the same effect as those contained in such a non-disturbance agreement.
     (h) Nothing contained in the foregoing paragraph (g) or in any such non-disturbance agreement or non-disturbance provision shall, however, affect the prior rights of the holder of any first Mortgage with respect to the proceeds of any award in condemnation or of any fire insurance policies affecting the Building, or impose upon any such holder any liability (i) in the event of damage or destruction to the Building or the Demised Premises by fire or other casualty, for any repairs, replacements, rebuilding or restoration except such repairs, replacements, rebuilding or restoration as can reasonably be accomplished from the net proceeds of insurance actually received by, or made available to, such holder, or (ii) for any default by Landlord under the Lease occurring prior to any date upon which such holder shall become Tenant's landlord, or (iii) for any credits, offset or claims against the rent under the Lease as a result of any acts or omissions of Landlord committed or omitted prior to such date, and any such agreement or provision may so state.
     (i) With reference to any assignment by Landlord of its interest in this Lease and/or any sums payable hereunder, conditional in nature or otherwise, which assignment is made to or held by a bank, trust company, insurance company or other institutional lender holding a Mortgage on the Building, Landlord and Tenant agree:
          (a) that the execution thereof by Landlord and acceptance thereof by such Mortgagee shall never be deemed an assumption by such Mortgagee of any of the obligations of Landlord hereunder, unless such Mortgagee shall, by written notice sent to the Tenant, specifically otherwise elect; and
          (b) that, except as aforesaid, such Mortgagee shall be treated as having assumed Landlord's obligations hereunder only upon foreclosure of such Mortgagee's Mortgage and the taking of possession of the Demised Premises after having given notice of its intention to succeed to the interest of Landlord under this Lease.
                           COMPLIANCE WITH LAWS, ETC.
     15. (a) Tenant shall, at its expense, comply with the requirements of every applicable present or future law, ordinance, rule or order of Federal, State, County and Municipal authority, and with any direction made pursuant to law of any public officer or officers, with respect to the use of the Demised Premises, including the making of any Alteration, structural or otherwise, to the Demised Premises, and with respect to any abatement of nuisance, violation, order or duty arising from Tenant's use of the Demised Premises or from conditions created by or at the instance of Tenant or required by reason of a breach of any of Tenant's covenants or agreements hereunder. Without limiting the generality of the foregoing, Tenant shall be responsible for compliance with requirements imposed by the Americans with Disabilities Act relative to the Demised Premises, including without limitation all such requirements applicable to removing barriers, furnishing auxiliary aids and ensuring that, whenever Alterations are made, the affected portions of the Demised Premises are readily accessible to and usable by individuals with disabilities. If Tenant receives written notice of any violation of law, ordinance, rule, order or regulation applicable to the Demised Premises, it shall give prompt notice thereof to Landlord. Except as hereinabove set forth, Landlord shall be responsible for compliance with all laws, ordinances, rules, orders and regulations governing the Property to the extent applicable to Landlord's work under Article 7 or necessary in order to assure Tenant's continuing ability to use the Demised Premises for general office purposes.
     (b) If Tenant should desire to contest the validity or application of any such law, ordinance, rule, order or regulation with which Tenant is obligated to comply, it may, at its expense, carry on such contest; and non-compliance by it during such contest shall not constitute a breach of this Lease provided that
(i) it shall, to the satisfaction of Landlord, indemnify and hold Landlord harmless against the cost of non-compliance and against all liability for any loss, damages, and expenses (including reasonable attorneys' fees) which might result from or be incurred in connection with such contest or non-compliance,
(ii) such contest shall be diligently prosecuted, (iii) non-compliance shall not subject Landlord to any fine or penalty or to prosecution for a crime or offense, and (iv) non-compliance shall not continue for more than thirty (30) days if such non-compliance shall constitute a default under any first Mortgage of record or under any other Mortgage, the terms of which Tenant has written notice, not waived by the Mortgagee.
     (c) Tenant shall not do or permit to be done any act or thing upon the Demised Premises which will invalidate or be in conflict with the Massachusetts standard form of fire, boiler, sprinkler, water damage or other insurance policies covering the Property, and will not bring or keep anything on the Demised Premises except as provided in paragraph (e) of this Article 15 which shall increase the rate of any such insurance policy. Tenant shall comply, in the conduct of its business and in the making of any Alterations, with all rules, orders, regulations or requirements of the Boston Board of Fire Underwriters and the New England Fire Insurance Rating Association or any other body having a similar function and exercising jurisdiction over the Demised Premises.
     (d) If, by reason of any failure of Tenant to comply with any provision of this Lease, the rate for fire, boiler, sprinkler, water damage or other insurance (with or without extended coverage) on the Property or equipment of Landlord shall be higher than it otherwise would be, Tenant shall pay Landlord as Additional Rent an amount equal to that part of the premiums for such insurance thereafter paid by Landlord which shall have been charged because of such failure by Tenant. In the event that any dispute should arise between Landlord and Tenant, a schedule or "make-up" of rates for the Building or the Demised Premises issued by the New England Fire Insurance Rating Association or any similar body having a similar function shall be conclusive evidence of the facts therein stated and of the several items and charges in the rate for any such insurance then applicable to the Building or the Demised Premises. Tenant shall not be responsible for any increase in fire insurance rates generally applicable to office space in Boston and not resulting from the particular manner in which Tenant uses the Demised Premises.
     (e) Tenant shall not bring or permit to be brought or kept in or on the Demised Premises any toxic, hazardous, inflammable, combustible or explosive fluid, material, chemical or substance except standard cleaning fluid, standard equipment and materials (including magnetic tape) customarily used in conjunction with business machines and equipment of the type used from time to time by Tenant in reasonable quantities and provided that Tenant shall pay, as Additional Rent, any increased insurance premiums resulting therefrom.
                              LANDLORD'S LIABILITY
     16. Except for damage or injury arising from any omission, fault, negligence or other misconduct of Landlord, Landlord shall not be liable for any damage or injury to personal property of Tenant, or of any other person, done or occasioned by or from the heating, elevator, ventilating or air-conditioning systems, electric wiring, plumbing dampness, water, gas, steam, or other pipes, or sewage, or the breaking of any electric wire, the bursting, leaking or running of water from any tank, washstand, water closet or waste pipe, sprinkler system, radiator, or any other pipe in, above, upon, or about the Building or the Demised Premises, or which may at any time hereafter be so placed; or for any damage to Tenant's Special Installations, Alterations or Tenant's personal property occasioned by fire, explosion, falling plaster, electricity, smoke or wind, or water, snow, or ice being upon or coming through or from the street, roof, subsurface, skylight, trap-door, windows or otherwise; or for any damage or injuries to persons or property arising from acts or neglect of any tenant or occupant of the Building, or any owners or occupants of adjacent or contiguous property, or for the loss or theft of any property of Tenant however occurring, including loss of property entrusted to employees of Landlord. If at any time any windows of the Demised Premises are blocked-up, closed-off or darkened, Landlord shall not be liable for any damage Tenant may thereby sustain and Tenant shall not be entitled to any compensation therefor or to any abatement of Annual Fixed Rent or Additional Rent or released from any of its obligations hereunder or be considered thereby to have been evicted. Landlord shall not be liable for any latent defects in the Demised Premises or the Building.
     Tenant shall neither assert nor seek to enforce any claim for breach of this Lease against any of Landlord's assets other than Landlord's interest in the Property, and Tenant agrees to look solely to such interest for the satisfaction of any liability of Landlord hereunder, it being specifically agreed that in no event shall Landlord (which term shall include, without limitation, any of the officers, trustees, directors, partners, beneficiaries, joint venturers, members, stockholders or other principals or representatives, disclosed or undisclosed, of Landlord) ever be personally liable for any such liability. In no event shall Landlord ever be liable for indirect or consequential damages.
                        DAMAGE BY FIRE OR OTHER CASUALTY
     17. In the event of loss of, or damage to, the Demised Premises or the Building by fire or other casualty, the rights and obligations of the parties hereto shall be as follows:
     (a) If the Demised Premises or any part thereof shall be damaged by fire or other casualty, Tenant shall give prompt notice thereof to Landlord, and Landlord, upon receiving such notice, shall proceed promptly and with reasonable diligence, subject to Unavoidable Delays and a reasonable time for adjustment of insurance losses, to repair, or cause to be repaired, such damage in a manner designed to minimize interference with Tenant's occupancy (but with no obligation to employ labor at overtime or other premium pay rates). Landlord shall furnish to Tenant, as soon as practicable following such fire or other casualty, an estimate of the time required to repair such damage and restore the Demised Premises to reasonably the same condition as they were in prior to such damage. If, according to such estimate, such work is not expected to be completed within nine (9) months from the date of such damage, Tenant, within ten (10) days from the furnishing of such estimate, may terminate this Lease by notice to Landlord, specifying a date not more than sixty (60) days after the giving of such notice on which the Term of this Lease shall expire as fully and completely as if such date were the date herein originally fixed for the
expiration of the Term of this Lease.   If the Demised Premises or any part
thereof shall be rendered untenantable by reason of any damage caused by fire or other casualty, whether to the Demised Premises or the Building, the Annual Fixed Rent (and Additional Rent pursuant to Articles 5 and 6) shall proportionately abate with respect thereto (except as otherwise provided in Article 18) for the period from the date of such damage to the date when such damage shall have been repaired for the portion of the Demised Premises rendered untenantable. However, if, prior to the date when all of such damage shall have been repaired, any part of the Demised Premises so damaged shall be rendered tenantable and shall be used or occupied by Tenant or any person or persons claiming through or under Tenant, then the amount by which the Annual Fixed Rent shall abate shall be equitably apportioned for the period from the date of any such use.
     (b) If as a result of fire or other casualty a substantial portion of the Building is rendered untenantable, Landlord within ninety (90) days from the date of such fire or casualty may terminate this Lease by notice to Tenant, specifying a date, not less than twenty (20) nor more than forty (40) days after the giving of such notice, on which the Term of this Lease shall expire as fully and completely as if such date were the date herein originally fixed for the expiration of the Term of this Lease. The Annual Fixed Rent shall be apportioned as of the date of such fire or other casualty. If Landlord does not so elect to terminate this Lease, then Landlord shall proceed to repair the damage to the Demised Premises, if any shall have occurred, and the Annual Fixed Rent (and Additional Rent pursuant to Articles 5 and 6) shall meanwhile be apportioned and abated all as provided in paragraph (a) of this Article 17. However, if such damage is not repaired and the Demised Premises restored to reasonably the same condition as they were prior to such damage within nine (9) months from the date of such damage (such nine (9) months to be extended by the period of any Unavoidable Delays plus a reasonable time for adjustment of insurance losses, provided however that such period shall in no event be extended by more than six (6) additional months), Tenant, within thirty (30) days from the expiration of such nine (9) months (as the same may be extended), may terminate this Lease by notice to Landlord, specifying a date not more than sixty (60) days after the giving of such notice on which the Term of this Lease shall expire as fully and completely as if such date were the date herein originally fixed for the expiration of the Term of this Lease.
     (c) If the Demised Premises shall be rendered untenantable to the extent of eighty (80%) percent or more by fire or other casualty during the last two years of the Term of this Lease, Landlord or Tenant may terminate this Lease upon notice to the other party given within ninety (90) days after such fire or other casualty specifying a date, not less than twenty (20) days nor more than forty (40) days after the giving of such notice, on which the Term of this Lease shall expire as fully and completely as if such date were the date originally fixed for the expiration of the Term of this Lease.
     (d) Landlord shall not be required to repair or replace any of Tenant's Special Installations or Alterations or any other personal property of Tenant and no damages, compensation or claim shall be payable by Landlord for inconvenience, loss of business or annoyance arising from any repair or restoration of any portion of the Demised Premises or of the Building, but the foregoing should not be deemed to relieve Landlord of liability for its breach of any covenant of this Lease.
     (e) The provisions of this Article 17 shall be considered an express agreement governing any instance of damage or destruction of the Building or the Demised Premises by fire or other casualty, and any law now or hereafter in force providing for such a contingency in the absence of express agreement shall have no application.
                              FIRE INSURANCE, ETC.
     18. (a) Landlord shall, throughout the Term of this Lease, at its expense, keep the Building, other than Tenant's Special Installations (and any furniture, furnishings, trade fixtures or property removable by Tenant under the provisions of this Lease), insured against all loss or damage by fire with extended coverage in such amount as any Mortgagee may require. Tenant shall, throughout the Term of this Lease, at its expense, keep Tenant's Special Installations and Tenant's personal property insured against all loss or damage by fire with extended coverage in an amount sufficient to prevent Tenant from becoming a co-insurer. All such policies of insurance shall contain, if available from the insurer, an appropriate clause or endorsement under which the insurer agrees that such policy shall not be cancelled without at least ten (10) days notice to both Landlord and Tenant. Should any additional premium or fee be exacted for any such clause, or endorsement, the party obligated to obtain the same shall be released from such obligation unless the other party shall agree to pay such additional premium or fee.
     (b) Each policy of fire and extended coverage insurance taken out by either Landlord or Tenant relating to the Building, other improvements on the Property used in connection with or appurtenant to the Building, the Demised Premises or Tenant's Special Installations or Tenant's personal property shall contain, if available from the insurer, appropriate clauses or endorsements under which the insurer agrees that such policy shall not be invalidated should the insured waive in writing prior to a loss any or all right of recovery against any party for loss payable under such policy (any such or similar provisions are referred to in this Article as "Waiver Provisions") or, if such Waiver Provisions are not available from the insurer, Landlord or Tenant, as the case may be, shall have the other named in said policy or policies as an assured party. In the event that, at any time, any fire insurance carrier shall exact an additional premium for the inclusion of Waiver Provisions, or for naming the other party as an assured party, the party obtaining such insurance shall give notice of such premium to the other party. In such event, if the other party agrees, in writing, to reimburse the party obtaining such insurance for such additional premium for the term of such policy but not beyond the remainder of the Term of this Lease, the party obtaining such insurance shall require the inclusion of Waiver Provisions in such policy, or shall have the other party named in such policies as an assured party, as the case may be, and in the absence of such agreement the party obtaining such insurance shall not be required to include said Waiver Provisions or to have the other party so named. As long as Waiver Provisions are included in Landlord's fire insurance policies then in force, or Tenant shall be named in said policies as an assured party, Landlord hereby waives (i) any obligation on the part of Tenant to make repairs to the Demised Premises necessitated or occasioned by fire or other casualty that is an insured risk under such policies, and (ii) any right of recovery against Tenant for any loss covered by such policies. Notwithstanding the provisions of paragraph (a) of Article 17, if the Demised Premises are damaged by fire or other casualty due to the fault or neglect of Tenant or any person claiming through or under Tenant, at any time when the foregoing waivers by Landlord are not in effect in accordance with the provisions of this paragraph, then there shall be no abatement of Annual Fixed Rent by reason of such damage. As long as Waiver Provisions are included in Tenant's fire insurance policies then in force or Landlord shall be named in such policies as an assured party, Tenant hereby waives (and agrees to cause any other permitted occupants of the Demised Premises to execute and deliver to Landlord written waivers of) any right of recovery against Landlord for any loss covered by such policies. As long as Waiver Provisions are included in Tenant's fire insurance policies then in force, Tenant further hereby waives (and agrees to cause any other permitted occupants of the Demised Premises to execute and deliver to Landlord written waivers of) any right of recovery against any other tenants or occupants of the Building for any loss covered by such policies. In the event that at any time the insurance carrier shall not include Waiver Provisions in any of the policies aforesaid, and the other party shall not be named in such policies as an assured party in accordance with the foregoing provisions of this paragraph, the waivers set forth in the foregoing provisions of this paragraph shall, upon notice given by the party obtaining such policies to the other party, be deemed of no further force or effect. In the event Tenant shall be named in Landlord's policies as an assured party in accordance with the foregoing provisions of this paragraph, Tenant agrees to endorse promptly, without recourse, any check, draft or order for the payment of money representing the proceeds of any such policies or representing any other payments accruing out of or connected with any such policies, and Tenant does hereby irrevocably waive any and all rights in and to such proceeds and agrees that it shall have no right to participate in the settlement of any loss under any such policy. In the event Landlord shall be named in any of Tenant's policies as an assured party in accordance with the foregoing provisions of this paragraph, Landlord agrees to endorse promptly, without recourse, any check, draft, or order for the payment of money representing the proceeds of any such policies or representing any other payments accruing out of or connected with any such policies, and Landlord does hereby irrevocably waive any and all rights in and to any such proceeds and payments and agrees that Landlord shall not have any right to participate in the settlement of any loss under any such policy.
     (c) Landlord and Tenant will (i) if requested, advise the other as to the provisions of fire and extended coverage insurance policies obtained pursuant to this Article 18 and (ii) notify the other promptly of any change of the terms of any such policy which would affect such provisions.
     (d) With respect to all other policies of insurance not referred to in paragraphs (a) and (b) of this Article 18 taken out by Landlord or Tenant relating to the Building, other improvements on the Property used in connection with or appurtenant to the Building, the Demised Premises or Tenant's Special Installations or Tenant's personal property, (i) to the extent that such action will not invalidate any such policy, and (ii) to the extent of actual recovery under such policy, Landlord and Tenant hereby waive all right of recovery which each might otherwise have against the other, its servants, agents and employees, for any loss or damage to the Building, other improvements and personal property on the Property used in connection with or appurtenant to the Building, the Demised Premises or Tenant's Special Installations or Tenant's personal property, as the case may be, covered by such policy, notwithstanding that such loss or damage may result from the negligence or fault of the other, its servants, agents or employees.
                                  CONDEMNATION
     19. (a) In the event of a Taking of the whole of the Demised Premises, this Lease and the Term of this Lease shall terminate as of the date of such Taking. If only a part of the Demised Premises shall be so taken then, except as otherwise provided in this paragraph, this Lease and the Term of this Lease shall continue in force and effect but, from and after the date of the Taking, the Annual Fixed Rent (and Additional Rent pursuant to Articles 5 and 6) shall be equitably reduced on the basis of the portion of the Demised Premises so taken. If a part of the Property shall be taken, then (i) if the part of the Property so taken shall contain more than ten (10%) per cent of the total area of the Demised Premises immediately prior to such Taking, or (ii) if, in Landlord's reasonable opinion it shall be impracticable to continue to operate the Building, Landlord, at Landlord's option, may give to Tenant within sixty
(60) days next following the date upon which Landlord shall have received notice of the Taking, a thirty (30) days' notice of termination of this Lease, and
(iii) if the part of the Property so taken shall contain more than fifty (50%) per cent of the total area of the Demised Premises immediately prior to such Taking, or if, by reason of such Taking Tenant no longer has reasonable means of access to the Demised Premises, Tenant, at Tenant's option may give to Landlord within sixty (60) days next following the date upon which Tenant shall have received notice of such Taking, a thirty (30) days' notice of termination of this Lease. In the event any such thirty (30) days' notice of termination is given by Landlord or Tenant, this Lease and the Term of this Lease shall terminate upon the expiration of said thirty (30) days. In the event of the termination of this Lease pursuant to any of the foregoing provisions of this paragraph (a) then, to the extent permitted by applicable law and such taking, Tenant shall have access to the Demised Premises in order to remove Tenant's Special Installations and any other personal property then owned by Tenant and which Tenant is entitled to remove pursuant to this Lease during the period of thirty (30) days from the date Tenant is permitted access therefor. In the event of any Taking which does not result in the termination of this Lease, Landlord shall repair, alter and restore the remaining portions of the Demised Premises to their former condition to the extent that the same may be feasible.
     (b) Landlord shall have the exclusive right to receive any and all awards made for damages to the Property, Demised Premises, Building and leasehold hereby created, or any one or more of them accruing by reason of a taking or by reason of anything lawfully done in pursuance of public or other authority. Tenant hereby releases and assigns to Landlord all Tenant's rights to such awards, and covenants to deliver such further assignments and assurances thereof as Landlord may from time to time request, hereby irrevocably designating and appointing Landlord as its attorney-in-fact to execute and deliver in Tenant's name and behalf all such further assignments thereof.
     However, Tenant reserves any rights to any award for its moving expenses or to any other special award not constituting part of the compensation for the Property and not diminishing the amount of the award to which Landlord would otherwise be entitled.
                     LANDLORD'S ACCESS TO DEMISED PREMISES
     20. (a) Landlord and its agents shall have the following rights in and about the Demised Premises: (i) to enter the Demised Premises at all times to examine the Demised Premises or for any of the purposes set forth in this Article or for the purpose of performing any obligation of Landlord under this Lease or exercising any right or remedy reserved to Landlord in this Lease, and if Tenant, its officers, partners, agents or employees shall not be personally present or shall not open and permit an entry into the Demised Premises at any time when such entry shall be necessary or permissible, to use a master key or forcibly to enter the Demised Premises; (ii) to erect, install, use and maintain pipes, ducts and conduits in and through the Demised Premises which, when completed, will not substantially interfere with the use or appearance or materially reduce the space afforded to Tenant in the Demised Premises; (iii) to exhibit the Demised Premises to others at reasonable times and for reasonable purposes (provided however that the Demised Premises may be so exhibited to prospective tenants only during the last twelve (12) months of the Term of this Lease); (iv) to make such decorations, repairs, alterations, improvements or additions, or to perform such maintenance, including, but not limited to, the maintenance of all heating, air conditioning, elevator, plumbing, electrical and other mechanical facilities installed by Landlord, as Landlord may deem necessary or desirable; (v) to take all materials into and upon the Demised Premises that may be required in connection with any such decorations, repairs, alterations, improvements, additions or maintenance; and (vi) to alter, renovate and decorate the Demised Premises at any time during the Term of this Lease if Tenant shall have removed all or substantially all of Tenant's property from the Demised Premises.
     (b) All parts (except surfaces facing the interior of the Demised Premises) of all walls, windows and doors bounding the Demised Premises (including exterior Building walls, corridor walls, door and entrances), all balconies, terraces and roofs adjacent to the Demised Premises, all space in or adjacent to the Demised Premises used for shafts, stacks, stairways, chutes, pipes, conduits, ducts, fan rooms, heating, air conditioning, plumbing, electrical and other mechanical facilities installed by Landlord, service closets and other Building facilities, and the use thereof, as well as access thereto through the Demised Premises for the purposes of operation, maintenance, alteration and repair, are hereby reserved to Landlord. Landlord also reserves the right at any time to change the arrangement or location of entrances, passageways, doors, doorways, corridors, elevators, stairs, toilets and other public parts of the Building, provided any such change does not unreasonably obstruct Tenant's access to the Demised Premises. Nothing contained in this Article shall impose any obligation upon Landlord with respect to the operation, maintenance, alteration or repair of the Demised Premises or the Building.
     (c) Landlord and its agents shall have the right to permit access to the Demised Premises, whether or not Tenant shall be present, to any receiver, trustee, assignee for the benefit of creditors, sheriff, marshal or court officer entitled to, or reasonably purporting to be entitled to, such access for the purpose of taking possession of, or removing, any property of Tenant or any other occupant of the Demised Premises, or for any lawful purpose, or by any representative of the fire, police,building, health or other department of the City, County, State or Federal Governments. Neither anything contained in this paragraph, nor any action taken by Landlord under this paragraph, shall be deemed to constitute recognition by Landlord that any person other than Tenant has any right or interest in this Lease or the Demised Premises. Landlord shall, unless otherwise instructed by the person seeking such access, endeavor to give Tenant oral notice prior to permitting access to the Demised Premises pursuant to the provisions of this paragraph.
     (d) The exercise by Landlord or its agents of any right reserved to Landlord in this Article shall not constitute an actual or constructive eviction, in whole or in part, or entitle Tenant to any abatement or diminution of rent, or relieve Tenant from any of its obligations under this Lease, or impose any liability upon Landlord, or its agents, or upon any lessor under any ground or underlying lease, by reason of inconvenience or annoyance to Tenant, or injury to or interruption of Tenant's business, or otherwise. Landlord agrees to exercise its rights under this Article in a manner designed to minimize interference with Tenant's normal business operations, without any obligation, however, to employ labor at so-called "over-time" or other premium pay rates, and only (except in case of emergency) after prior oral or written notice to Tenant.
                                  ELECTRICITY
     21. (a) Landlord shall furnish the electrical energy that Tenant shall require for operation of the fixtures, appliances and equipment hereinafter referred to without charge to Tenant by way of measuring the same on any meter or otherwise, except as hereinafter provided. Landlord shall not be liable in any way to Tenant for any failure or defect in the supply or character of electrical energy furnished to the Demised Premises by reason of any requirement, act or omission of the public utility serving the Building with electricity. Tenant's use of electrical energy in the Premises shall not at any time exceed the capacity of any of the electrical conductors and equipment in or otherwise serving the Demised Premises. In order to insure that such capacity is not exceeded and to avert possible adverse effect upon the Building electrical service, Tenant shall give notice to Landlord whenever Tenant shall connect to the Building electrical distribution system any fixtures, appliances or equipment other than lamps, typewriters and similar small office machines. Any additional feeders or risers to supply Tenant's electrical requirements in addition to those originally installed, and all other equipment proper and necessary in connection with such feeders or risers, shall be installed by Landlord upon Tenant's request, at the sole cost and expense of Tenant, provided that, in Landlord's reasonable judgment, such additional feeders or risers are permissible under applicable laws and insurance regulations and the installation of such feeders or risers will not cause permanent damage or injury to the Building or cause or create a dangerous condition or unreasonably interfere with other tenants of the Building.
     (b) If the public utility rate for quantity (Demand Charge) and/or for rate of taking of electrical energy (Energy Charge) connected with the supply of electric current to the Building shall be increased or decreased, the Annual Fixed Rent herein reserved shall be equitably adjusted to reflect the resulting increase or decrease in Landlord's cost of furnishing electric energy to the Demised Premises. If Landlord and Tenant cannot agree thereon, the amount of such adjustments shall be conclusively determined by a reputable, independent electrical engineer or electrical consulting firm, to be selected by Landlord and paid equally by both parties. When the amount of such adjustment is so determined, the parties shall execute an agreement supplementary hereto to reflect such adjustment in the amount of the Annual Fixed Rent effective from the effective date of such increase or decrease in the public utility rate.
     (c) From time to time, Landlord may have a survey made by a reputable, independent electrical engineer or electrical consulting firm to be selected and paid for by Landlord to determine the value to Tenant of the electrical energy then being furnished to the Demised Premises by Landlord. If it is determined that such value is in excess of the Original Electrical Factor as it may previously have been adjusted and reflected in the Annual Fixed Rent pursuant to this paragraph (c) or paragraph (b) of this Article 21, as the case may be, then Tenant hereby agrees to an increase in the Annual Fixed Rent in an amount which will reflect such excess. Such increase in the Annual Fixed Rent shall become effective on the date recommended by such engineer or consulting firm, provided that such date is equitable. Any such increase in the Annual Fixed Rent shall be retroactive to the extent necessary; however, no such increase shall be retroactive to a date more than two (2) years prior to the date of the survey upon which it is based.
     (d) Landlord reserves the right to discontinue (provided that electricity shall be otherwise available to Tenant from the local utility) furnishing electric energy to Tenant in the Demised Premises at any time upon not less than 30 days' notice to Tenant. If Landlord exercises such right of termination, (i) from and after the effective date of such termination Landlord shall not be obligated to furnish electrical energy to Tenant and the Annual Fixed Rent shall be reduced by the Original Electrical Factor as it may previously have been adjusted and reflected in the Annual Fixed Rent pursuant to paragraphs (b) and
(c) of this Article 21, (ii) Tenant shall arrange to obtain electrical energy directly from the public utility company furnishing electric service to the Building and such electrical energy may be furnished to Tenant by means of the then existing Building system feeders, risers and wiring to the extent that the same are available, suitable and safe for such purposes, and (iii) Landlord agrees to pay such charges and costs, if any, as the public utility may impose in connection with the installation of Tenant's meter, and will make or pay for such changes to the electrical system as may be required so that Tenant may obtain direct service.
                               DEFAULT OF TENANT
     22. (a) If at any time subsequent to the date of this Lease any one or more of the following events (herein referred to as "Default of Tenant") shall happen:
          (i) Tenant shall default in the due and punctual payment of the Annual Fixed Rent payable hereunder and such default shall continue for ten
     (10) days after notice to Tenant from Landlord; or
          (ii) Tenant shall default in the due and punctual payment of any Additional Rent payable hereunder and such default shall continue for fifteen (15) days after notice to Tenant from Landlord; or
          (iii) Tenant shall neglect or fail to perform or observe any other covenant herein contained on Tenant's part to be performed or observed and Tenant shall fail to remedy the same within thirty (30) days after notice to Tenant from Landlord specifying such neglect or failure, or, if such Default of Tenant is of such a nature that Tenant cannot reasonably remedy the same within such thirty (30) day period, Tenant shall fail to commence promptly to remedy the same and to prosecute such remedy to completion with diligence and continuity; or
          (iv) Tenant shall make an assignment for the benefit of creditors; or
          (v) Tenant's leasehold interest in the Demised Premises shall be taken on execution or by other process of law (other than a Taking) directed against Tenant; or
          (vi) Tenant shall file a voluntary petition in bankruptcy or shall be adjudicated bankrupt or insolvent, or shall file any petition or answer seeking any reorganization, arrangement, composition, readjustment, liquidation or similar relief for itself under any present or future Federal State, or other statute, law or regulation for the relief of debtors, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of Tenant or of all or any substantial part of its properties, or shall admit in writing its inability to pay its debts generally as they become due; or
          (vii) A petition shall be filed against Tenant in bankruptcy or under any other law seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future Federal, State, or other statute, law or regulation and shall remain undismissed or unstayed for an aggregate of one hundred twenty (120) days (whether or not consecutive), or if any debtor in possession (whether or not Tenant), trustee, receiver or liquidator of Tenant or of all or any substantial part of its properties or of the Demised Premises shall be appointed without the consent or acquiescence of Tenant and such appointment shall remain unvacated or unstayed for an aggregate of one hundred twenty (120) days (whether or not consecutive);
then in any such case Landlord may at any time thereafter terminate this Lease by notice to Tenant, specifying a date not less than ten (10) days after the giving of such notice on which this Lease shall terminate and this Lease shall come to an end on the date specified therein as fully and completely as if such date were the date herein originally fixed for the expiration of the Term of this Lease, and Tenant will then quit and surrender the Demised Premises to Landlord, but Tenant shall remain liable as hereinafter provided. All costs and expenses incurred by or on behalf of Landlord (including, without limitation, reasonable attorneys' fees and expenses) occasioned by any Default of Tenant shall be paid by Tenant. In addition, any Annual Fixed Rent or Additional Rent not paid when due shall bear interest at a rate which is two percent in excess of the prime commercial lending rate from time to time established by The First National Bank of Boston (or any other commercial bank designated by Landlord and having its main office in Boston, Massachusetts). For purposes of the foregoing subparagraphs (iv), (vi) and (vii), the term "Tenant" shall also be deemed to include any guarantor of Tenant's obligations hereunder.
     (b) If this Lease shall have been terminated as provided in this Article 22, or if any execution or attachment shall be issued against Tenant or any of Tenant's property whereupon the Demised Premises shall be taken or occupied by someone other than Tenant, then Landlord may, without notice, re-enter the Demised Premises, either by force, summary proceedings, ejectment or otherwise, and remove and dispossess Tenant and all other persons and any and all property from the same, as if this Lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end.
     (c) In the event of such termination, Tenant shall pay the Annual Fixed Rent and other sums payable hereunder up to the time of such termination, and thereafter Tenant, until the end of what would have been the Term of this Lease in the absence of such termination, and whether or not the Demised Premises shall have been relet, shall be liable to Landlord for, and shall pay to Landlord, as liquidated current damages,
          (i) the Annual Fixed Rent and other sums which would be payable hereunder if such termination had not occurred, LESS
          (ii) the net proceeds, if any, of any reletting after deducting all expenses incurred by Landlord in connection therewith, including without limitation all repossession costs, brokerage commissions, legal expenses, attorney's fees, alteration costs and expenses of preparation for such reletting.
Tenant shall pay such current damages to Landlord monthly on the days on which the Annual Fixed Rent would have been payable hereunder if this Lease had not been terminated, and Landlord shall be entitled to receive the same from Tenant, on each day.

     At any time after such termination, whether or not Landlord shall have collected any such current damages, Landlord shall be entitled to recover from Tenant and Tenant shall pay to Landlord, on demand, as liquidated final damages and in lieu of all such current damages beyond the date of such demand, an amount equal to the excess, if any, of
          (i) the Annual Fixed Rent and other sums as hereinbefore provided which would be payable hereunder from the date of such demand (or, if it be earlier, the date to which Tenant shall have satisfied in full its obligation under this Article 22 to pay current damages) for what would be the then unexpired term of this Lease if the same remained in effect, LESS
          (ii) the then fair net rental value of the Demised Premises for the same period.
     In the computation of such liquidated final damages the amount by which any installment of Annual Fixed Rent and other sums shall exceed the fair and reasonable rental value of the Demised Premises for the period for which such installment of Annual Fixed Rent and other sums would have been payable, shall be discounted at the rate of six percent (6%) per annum to the date of such demand or to the date to which the Tenant shall have satisfied in full its obligation to pay such current damages, as the case may be. If before presentation of proof of such liquidated damages to any court, commission or tribunal, the Demised Premises or any part thereof shall have been relet by Landlord for the period which would otherwise have constituted the unexpired portion of the Term of this Lease or any part thereof, the amount of rent reserved on such reletting shall be deemed, prima facie, to be the fair and reasonable rental value for the part or the whole of the Demised Premises so relet during the term of the reletting.
     If any statute or rule of law governing a proceeding in which such liquidated final damages are to be proved shall validly limit the amount thereof to an amount less than the amount above agreed upon, Landlord shall be entitled to the maximum amount allowable under such statute or rule of law. Nothing contained in this Article shall be deemed to limit or preclude the recovery by Landlord from Tenant of the maximum amount allowed to be obtained in damages by any statute or rule of law, or of any sums or damages to which Landlord may be entitled in addition to the damages set forth in this Article.
     (d) In case of any Default of Tenant, re-entry, expiration and dispossession by summary proceedings or otherwise, Landlord may (i) re-let the Demised Premises or any part or parts thereof, either in the name of Landlord or otherwise, for a term or terms which may at Landlord's option be equal to or less than or exceed the period which would otherwise have constituted the balance of the Term of this Lease and may grant concessions or free rent to the extent that the Landlord considers advisable and necessary to re-let the same and (ii) may make such alterations, repairs and decorations in the Demised Premises as Landlord in its reasonable judgment considers advisable and necessary for the purpose of reletting the Demised Premises; and the making of such alterations, repairs and decorations shall not operate or be construed to release Tenant from liability hereunder as aforesaid. Landlord shall in no event be liable in any way whatsoever for failure to re-let the Demised Premises, or, in the event the Demised Premises are re-let, for failure to collect the rent thereof under such re-letting. Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Landlord obtaining possession of the Demised Premises, by reason of the violation by Tenant of any of the covenants and conditions of this Lease.
                        NAME OF BUILDING, TENANT'S SIGNS
     23. (a) Landlord expressly reserves the right to have the Building designated by a street number or numbers and to affix to the Building, at locations designated by Landlord, signs indicating any such number or numbers and the name of the Building as selected from time to time by the Landlord.
     (b) Landlord has not granted to Tenant any rights in or to the outer side of the outside walls of the of the Building, control of which is hereby reserved by Landlord. Tenant shall not display or erect any lettering, signs, advertisements, awnings or other projections on the exterior of the Demised Premises or in the interior of the Demised Premises if visible from a public way. Tenant shall have the right to display or install lettering or signs in the elevator corridors of the Demised Premises, however the exact location, design, size, color, materials and method of installation of such lettering or signs shall be expressly subject to Landlord's approval, such approval not unreasonably to be withheld or delayed.
     (c) Landlord shall provide a directory in the main lobby of the Building, at its expense, in which Landlord, at Tenant's expense, will include Tenant's name and a reasonable number of names of its officers, partners, or employees. The size, color and style of such directory and names included therein shall be selected by Landlord.
                        REMEDYING DEFAULTS AND INDEMNITY
     24. (a) If Tenant shall default in the observance or performance of any term on its part to be observed or performed under or by virtue of any of the terms or provisions in any Article of this Lease, Landlord, without being under any obligation to do so and without thereby waiving such default, may remedy such default for the account and at the reasonable expense of Tenant, immediately and without notice in case of emergency, or, in any other case, if Tenant shall fail to remedy such default within the applicable grace period. If Landlord makes any expenditures or incurs any obligations for payment of money in connection therewith, including, but not limited to, reasonable attorneys' fees in instituting, prosecuting or defending any action or proceeding, such sums paid or obligations incurred, with interest at the prime commercial lending rate from time to time established by The First National Bank of Boston (or any other commercial bank designated by Landlord and having its main office in Boston, Massachusetts) and costs, shall be paid to it by Tenant as Additional Rent hereunder.
     (b) Tenant agrees to save harmless and indemnify Landlord from any liability for injury, loss, accident or damage to any person or property, and from any claims, actions, proceedings and expenses and costs in connection therewith (including without limitation reasonable attorneys' fees), (i) arising from the omission, fault, willful act, negligence or other misconduct of Tenant or from any use made or thing done or occurring on the Demised Premises which is not due to the omission, fault, willful act, negligence or other misconduct of Landlord or (ii) resulting from the failure of Tenant to perform and/or discharge its covenants and obligations under this Lease. If any action or proceeding shall be brought against Landlord based upon any of the foregoing, and if Tenant, upon notice from Landlord, shall cause such action or proceeding to be defended at Tenant's expense by attorneys first approved by Landlord, without any disclaimer of liability by Tenant in connection with such claim, Tenant shall not be required to indemnify Landlord for attorneys' fees.
     (c) Landlord agrees to save harmless and indemnify Tenant from any liability for injury, loss, accident or damage to any person or property, and from any claims, actions, proceedings and expenses and costs in connection therewith (including without limitation reasonable attorneys' fees) arising from the omission, fault, willful act, negligence or other misconduct of Landlord.
If any action or proceeding shall be brought against Tenant based upon any of the foregoing, and if Landlord, upon notice from Tenant, shall cause such action or proceeding to be defended at Landlord's expense by attorneys first approved by Tenant, without any disclaimer of liability by Landlord in connection with such claim, Landlord shall not be required to indemnify Tenant for attorneys' fees.
     (d) Each party, upon receiving notice of any matter against which the other party has agreed to provide indemnification pursuant to this Lease, shall promptly so notify the other party.
     (e) Attorneys acting for the insurer of any party who has agreed to provide indemnification pursuant to this Lease shall be deemed to have received any necessary approval by the other party.
                          HEATING AND AIR CONDITIONING
     25. (a) Landlord, at its expense, shall provide heating, cooling and ventilating (hereinafter referred to as "Air Conditioning") to the Demised Premises when required for the comfortable occupancy of the Demised Premises, at reasonable temperatures, pressure and degrees of humidity, and in reasonable volumes and velocities, on Business Days from 8:00 a.m. to 6:00 p.m. and on Saturdays (excluding holidays) from 8:00 a.m. to 1:00 p.m.
     (b) Landlord shall not be responsible if the normal operation of the Building system shall fail to provide Air Conditioning at reasonable temperatures, pressure or degrees of humidity or in reasonable volumes or velocities in any portions of the Demised Premises (i) which shall have an electrical load in excess of 5 watts per square foot of useable area for all purposes (including lighting and power) or which shall have a human occupancy factor in excess of one person for 100 square feet of useable area (the average electrical load and human occupancy factors for which the Building Air Conditioning system is designed) or (ii) because of any rearrangement of partitioning or other Alterations made by or on behalf of Tenant or any person claiming through or under Tenant.
     (c) Landlord shall have unrestricted access to any and all air conditioning facilities in the Demised Premises for the purpose of repairs, maintenance, alterations and improvements.
     (d) If Tenant by timely notice requests Air Conditioning on days or hours other than the days and hours as above provided in this Article 25, then Landlord shall furnish such Air Conditioning and Tenant shall pay Landlord the Building standard charge for providing such additional Air Conditioning, or if no such standard charge has been established then a reasonable charge, upon being billed by Landlord. If Air Conditioning is desired by Tenant after 6:00 p.m. on any Business Day, such notice shall be deemed to be timely if communicated to the Landlord's Building superintendent by 3:00 p.m. of the Business Day preceding the extra usage period. If Air Conditioning is desired by Tenant on a day other than a Business Day or prior to 8:00 a.m. on a Business Day, such notice shall be deemed to be timely if communicated to Landlord's Building superintendent by 3:00 p.m. of the previous Business Day.
     (e) Tenant agrees to use reasonable efforts to keep or cause to be kept closed all blinds in the Demised Premises as and when necessary because of the sun's position whenever the Air Conditioning system is in operation, and Tenant agrees at all times to co-operate fully with Landlord and to abide by all the reasonable regulations and requirements which Landlord may prescribe for the proper functioning and protection of such Air Conditioning system.
                               WATER, STEAM, ETC.
     26. (a) Landlord shall furnish, at Landlord's expense, hot and cold water for ordinary drinking, cleaning, lavatory and toilet purposes. If Tenant requires, uses or consumes water for any other purposes, Landlord may install hot and cold water meters and thereby measure Tenant's consumption of water for such other purposes. Tenant shall pay to Landlord the cost of any such meters and their installation, and Tenant shall keep any such meters and any such installation equipment in good working order and repair, at Tenant's cost and expense. Tenant agrees to pay for water consumed as shown on said meters and sewer charges thereon, as and when bills are rendered. For the purposes of determining the amount of any sums required to be paid by Tenant under this paragraph, all hot and cold water consumed during any period when said meters are not in good working order shall be deemed to have been consumed at the rate of consumption of such water during the most comparable period when such meters were in good working order.
     (b) If Tenant requires, uses or consumes steam for any purpose other than the heating required to be provided by Landlord pursuant to the provisions of this Lease, Landlord may install a meter and thereby measure steam consumed by Tenant for such purpose. Tenant shall pay Landlord the cost of any such meter and its installation, and Tenant shall keep any such meter and any such installation equipment in good working order and repair, at Tenant's cost and expense. Tenant agrees to pay for steam consumed as shown on such meter, at the rates charged by the local utility company, as and when bills are rendered. Nothing contained in this paragraph shall be deemed to imply any obligation on the part of Landlord to supply or install any steam risers in the Demised Premises (other than the risers required in order to fulfill Landlord's obligations under this Lease to provide heat to the Demised Premises).
     For the purposes of determining the amount of any sums required to be paid by Tenant under this paragraph, all steam consumed during any period when said meter is not in good working order shall be deemed to have been consumed at the rate of consumption of such steam during the most comparable period when such meters were in good working order.
     (c) All sums payable by Tenant to Landlord under the provisions of this Article shall be payable as Additional Rent.
                    ELEVATOR FACILITIES -- BUILDING SERVICE
     27. (a) Landlord shall provide and operate elevator facilities on Business Days from 8:00 a.m. to 6:00 p.m. and shall have at least one elevator serving the Demised Premises available at all other times. Tenant shall pay to Landlord, as Additional Rent, any expenses incurred by Landlord for elevator services in connection with Tenant's initial move or moves into the Building.
     (b) It is Landlord's intention to maintain in the Building operatorless automatic control elevators. However, Landlord may, at Landlord's option, maintain in the Building either manually operated elevators or operatorless automatic control elevators, or part one or part the other, and Landlord shall have the right, from time to time during the Term of the Lease, to change, in whole or in part, from one to the other without notice to Tenant and without affecting the obligations of Tenant hereunder or incurring any liability to Tenant therefor.
                                SECURITY DEPOSIT
     28. On or before the Commencement Date, Tenant shall remit to Landlord, in cash or in the form of a certificate of deposit or negotiable instrument, the Security Deposit, which shall be held by Landlord during the Term of this Lease as security for the full, faithful and punctual performance by Tenant of all the covenants of this Lease on Tenant's part to be performed, it being understood that the Security Deposit is not to be considered prepaid rent, nor shall damages be limited to the amount of the Security Deposit, nor shall Landlord be required, because of the Security Deposit, to waive its right under Article 22 to terminate this Lease in the event of a Default of Tenant. The Security Deposit, or any balance thereof, shall be refunded to Tenant, without interest if paid in cash, subject to Tenant's satisfactory compliance with its covenants hereunder, following the end of the Term of this Lease. If remitted other than in cash, the Security Deposit shall be in form reasonably acceptable to Landlord and all interest earned thereon shall be paid to Tenant if and as received by Landlord.
                               BILLS AND NOTICES
     29. (a) Except as otherwise herein provided, any bill, statement, request, notice or communication which may be desired or be required to be given, made or rendered shall be in writing and deemed sufficiently given, made or rendered, (i) if to Tenant, addressed to Tenant at Tenant's Original Address and sent by certified or registered mail, return receipt requested, and (ii) if to Landlord, addressed to Landlord at Landlord's Original Address and sent by certified or registered mail, return receipt requested. Either Landlord or Tenant may at any time change its address for the aforementioned purposes by notice thereof given to the other party in the same manner.
     (b) Any notice required to be given by Tenant to a Mortgagee shall be given to the addressee or addressees, at the address or addresses therefor, specified in a notice from Landlord to Tenant or, in the absence of such notice, to the addressee and at the address, if any, specified to Tenant for remittance of the Annual Fixed Rent.
                                   SURRENDER
     30. Upon the expiration or other termination of the Term of this Lease, except as otherwise expressly provided elsewhere in this Lease, Tenant shall remove all of its property, and shall quit and surrender to Landlord the Demised Premises, broom clean, in good order and condition excepting only ordinary wear and tear, damage by fire or other casualty, or conditions requiring repair by Landlord hereunder at Landlord's expense. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of the Term of the Lease. Tenant shall pay twice the Annual Fixed Rent and Additional Rent applicable, at the rate most recently in effect, to each month (or fraction thereof) during which Tenant remains in possession of any part of the Demised Premises in violation of the foregoing covenant, without prejudice to eviction and any other remedy available to Landlord on account thereof.
                          TENANT'S LIABILITY INSURANCE
     31. (a) Tenant shall, at its expense, throughout the Term of this Lease maintain comprehensive general liability insurance against claims for damages for bodily injury or death occurring upon, in or about the Demised Premises, including any elevator therein, such insurance to afford protection in limits of not less than $1,000,000 in respect to personal injury or death to any one person and $1,000,000 in respect to personal injury or death to any number of persons in any one occurrence, and $50,000 for property damage. Such comprehensive general liability insurance may be effected by a policy or policies of blanket insurance which may cover other property in addition to the Demised Premises, provided that the protection afforded thereunder shall be no less than that which would have been afforded under a separate policy or policies relating only to the Demised Premises and provided further that in all other respects any such policy shall comply with the other provisions of this
Article 31.
     (b) All insurance provided for in this Article 31 shall be effected under valid and enforceable policies issued by insurers of generally recognized responsibility, licensed to do and doing business in the Commonwealth of Massachusetts, and shall, at Landlord's option, name Landlord as an insured. If requested by Landlord, certificates of the policies or contracts for such insurance shall be delivered by Tenant to Landlord. Tenant shall also furnish to Landlord upon the Commencement Date and thereafter from time to time upon Landlord's request, made not more often than once in each calendar year, a certificate signed by an executive officer of Tenant certifying that (i) the insurance required under this Article 31 is in force, (ii) such insurance complies with the provisions of this Article 31 and (iii) the premiums thereon have been paid.
     (c) All policies of insurance required under this Article 31 shall, to the extent obtainable, contain an agreement by the insurers that such policies shall not be cancelled without at least ten (10) days' prior written notice to Landlord.
                           PAYMENT OF ADDITIONAL RENT
     32. Except as otherwise specifically provided herein, any sum amount, item or charge designed or considered as Additional Rent in this Lease shall, following notice to Tenant, on or before the thirtieth (30th) day after giving of such notice to Tenant, be paid by Tenant to Landlord, without any set-off or deduction, at Landlord's office in the Building, or at such other location as Landlord may designate. Any such notice shall specify in reasonable detail the basis of such Additional Rent.
                                   NO WAIVER
     33. (a) No agreement to make or accept any surrender, change, modification, waiver, termination, discharge, release or cancellation of this Lease or to relieve Tenant of any obligation or liability under this Lease shall be valid unless in writing signed by Landlord. The delivery of keys to any employee of Landlord or of Landlord's agent shall not operate as a termination of this Lease or a surrender of the Demised Premises.
     (b) The failure of Landlord to seek redress for violation of, or to insist upon the strict performance of, any covenant or condition of this Lease, or any of the Rules and Regulations annexed hereto or hereafter adopted by Landlord, as provided in Article 36, shall not be deemed a waiver of such violation nor prevent a subsequent act, which would have originally constituted a violation, from having all the force and effect of an original violation. The receipt by Landlord of rent with knowledge of the breach of any covenant of this Lease shall be deemed a waiver of such breach. The failure of Landlord to enforce any of said Rules and Regulations against Tenant and/or any other tenant in the Building shall not be deemed a waiver of any such Rules and Regulations. No provisions of this Lease shall be deemed to have been waived by Landlord unless such waiver be in writing signed by the party to be charged.
     (c) No payment by Tenant or receipt by Landlord of a lesser amount than a monthly installment of Annual Fixed Rent (or Additional Rent) shall be deemed to be other than on account of the earliest such installment, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such installment or pursue any other remedy in this Lease provided.
                           LEASE AS ENTIRE AGREEMENT
     34. This Lease contains the entire agreement between parties and all prior negotiations, representations, warranties and agreements with respect to the Demised Premises, the Building, the Property or this Lease are merged in this Lease. This Lease may not be changed, modified or discharged, in whole or in part, orally, and no executory agreement shall be effective to change, modify or discharge, in whole or in part, this Lease or any obligations under this Lease, unless such agreement is set forth in a written instrument executed by the party against whom enforcement of the change, modification or discharge is sought.
                                QUIET ENJOYMENT
     35. Landlord covenants and agrees that upon Tenant's paying the Annual Fixed Rent and any Additional Rent payable hereunder and performing and observing the covenants and provisions of this Lease on its part to be performed and observed, Tenant shall peaceably and quietly enjoy the Demised Premises, subject however, to the terms, covenants and conditions of this Lease, including but not limited to, the provisions of Article 38.
                     COMPLIANCE WITH RULES AND REGULATIONS
     36. Tenant and Tenant's servants, employees, agents, visitors and licensees shall observe faithfully and comply strictly with the Rules and Regulations annexed hereto and such other and further reasonable Rules and Regulations as Landlord may from time to time hereafter adopt, not inconsistent with the provisions or intent of this Lease. Landlord shall not be liable to Tenant for violation of the same by any other tenant, its servants, employees, agents, visitors and licensees, and nothing in this Lease contained shall be construed to impose upon Landlord any duty or obligation to enforce the terms, covenants or conditions in any other lease or the Rules and Regulations against any other tenant. It is expressly understood and agreed that the Rules and Regulations shall not be deemed to prohibit the use in the Demised Premises of conventional microwave ovens.
                   STOPPAGE OF SERVICES, LANDLORD'S INABILITY
                            TO SUPPLY SERVICES, ETC.
     37. (a) Landlord reserves the right to stop the service of heating, air-conditioning, ventilating, elevator, plumbing, electricity or other mechanical systems or facilities in the Building, if necessary by reason of accident or emergency, or for repairs, alterations, replacements, additions or improvements which, in the reasonable judgment of Landlord, are desirable or necessary, until said repairs, alterations, replacements, additions or improvements shall have been completed. The exercise of such right by Landlord shall not constitute an actual or constructive eviction, in whole or in part, or relieve Tenant from any of its obligations under this Lease, or impose any liability upon Landlord or its agents by reason of inconvenience or annoyance to Tenant, or injury to, or interruption of, Tenant's business, or otherwise, or entitle Tenant to any abatement or diminution of rent. Except in cases of emergency repairs, Landlord will give Tenant reasonable advance notice of any contemplated stoppage of any such systems or facilities pursuant to the foregoing and will use due diligence to minimize interference with Tenant's normal business operations.
          (b) If Landlord shall fail to supply, or be delayed in supplying, any service expressly or impliedly to be supplied under this Lease, or shall be unable to make, or be delayed in making, any repairs, alterations, additions, improvements or decorations, or shall be unable to supply, or be delayed in supplying, any equipment or fixtures, and if such failure, delay or inability shall result from Unavoidable Delays, such failure, delay or inability shall not constitute an actual or constructive eviction, in whole or in part, or relieve Tenant from any of its obligations under this Lease, or impose any liability upon Landlord or its agents by reason of inconvenience or annoyance to Tenant, or injury to, or interruption of, Tenant's business, or otherwise, or entitle Tenant to any abatement or diminution of rent.
     (c) Notwithstanding anything to the contrary contained herein, if Landlord shall fail to supply any service (including without limitation the making of necessary repairs) to which Tenant is entitled under the terms of this Lease, and if on account of such failure Tenant is able for a period of ten (10) consecutive Business Days (which period shall be extended to thirty (30) consecutive Business Days in the event that such failure is attributable in whole or in part to Unavoidable Delays) to conduct none of its permitted business activities in the Demised Premises, then in such event Annual Fixed Rent shall abate proportionately thereafter so long as such inability continues.
                              TRANSFEREE LIABILITY
     38. In the event of (i) any conveyance or other transfer of Landlord's interest in the Building, (ii) the making of any lease of the entire Building, or (iii) any assignment of any such lease, all liabilities and obligations of the grantor, transferor, lessor, or assignor, as the case may be, shall terminate and all liabilities and obligations of Landlord shall except as provided in Article 14 ipso facto be binding upon the new owner or lessee.
                                   EXCAVATION
     39. In the event that an excavation shall be made for building or other purposes, upon land adjacent to the Building, or should be authorized to be made, Tenant shall, to the extent that Landlord is required so to do, afford to the person or persons causing or authorized to cause such excavation, license to enter upon the Demised Premises for the purpose of doing such work as such person shall deem necessary to protect from damage and to support the same by proper foundations, pinning and/or underpinning.
                            AREA MEASUREMENTS, ETC.
     40. For all purposes of this Lease, the parties agree that (i) the aggregate rentable area of the Demised Premises is the Rentable Area set forth in Article 2; and (ii) the total rentable area of the Building (exclusive of that portion of the Building proposed to be utilized as a garage), is the Building Rentable Area set forth in Article 2.
                                   NO BROKER
     41. Tenant warrants and represents that it has not dealt directly or indirectly, in connection with the leasing of the Demised Premises, with any broker or other person entitled to claim a commission therefor except Fallon, Hines & O'Connor, Inc. and Trammell Crow N.E., Inc. Tenant shall indemnify and save Landlord harmless from and against any loss, liability, damage or expense (including without limitation reasonable attorneys' fees) arising from any claim for a commission arising out of this transaction made by any other such person with whom Tenant has in fact so dealt.
                                    REMEDIES
     42. Except for claims and disputes between the parties which under the terms of this Lease are to be determined and settled by arbitration, the specific remedies to which Landlord or Tenant may resort under the terms of this Lease are cumulative and are not intended to be exclusive of any other remedies or means of redress to which Landlord or Tenant, as the case may be, may be lawfully entitled in case of any breach or threatened breach by either of them of any provisions of this Lease.
                                  SEVERABILITY
     43. If any term of this Lease, or the application thereof to any person or circumstances, shall to any extent be invalid or unenforceable, the remainder of this Lease, or the application of such term to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected thereby, and each term of this Lease shall be valid and be enforced to the fullest extent permitted by law.
                                 BINDING EFFECT
     44. The terms of this Lease shall be binding upon and inure to the benefit of Landlord and Tenant and their respective successors, and, except as otherwise provided in Article 10 of this Lease, their assigns, subject, however, to the provisions of Article 38.
                                 PARKING SPACE
     45. Tenant shall have the right to use, in the garage located in the Building, one (1) unreserved parking space. Tenant shall comply with all regulations applicable to said garage, including without limitation payment for the right to use such space at the rate in effect from time to time.
     IN WITNESS WHEREOF, Landlord and Tenant have executed this Lease as of the day and year first above written.
                         KEYSTONE-CENTROSE ASSOCIATES
                         By Landlord.
                         J.B. OXFORD HOLDINGS, INC.

                               STATE OF NEW YORK
ss:  New York                               March    , 1996
                                                  ---
     Then personally appeared the above named                ,
                                              ---------------
a general partner of ROSE ASSOCIATES, and acknowledged the foregoing instrument to be his free act and deed, and the free act and deed of KEYSTONE-CENTROSE ASSOCIATES, before me
                              Notary Public
                              My Commission Expires

                         COMMONWEALTH OF MASSACHUSETTS
ss:  Suffolk                                March    , 1996
                                                  ---
     Then personally appeared the above named                ,
                                              ---------------
aforesaid, and acknowledged the foregoing instrument to be his free act and deed, and the free act and deed of J.B. OXFORD HOLDINGS, INC., before me
                              Notary Public
                              My Commission Expires

 EXHIBIT A
- ---------

                           [PLAN OF DEMISED PREMISES]

 EXHIBIT B
- ---------

                                LANDLORD'S WORK

 EXHIBIT C
- ---------

                 CLEANING SERVICES TO BE FURNISHED BY LANDLORD
                    PURSUANT TO THE PROVISIONS OF ARTICLE 13
     A. GENERAL CLEANING OF DEMISED PREMISES: (unless otherwise indicated, General Cleaning Services are to be performed nightly).
     1.   Sweep all flooring; damp mop all flooring in entrance foyers.
     2. Vacuum clean all carpeted areas and rugs nightly, moving light furniture other than desks, file cabinets, etc., once a week.
     3. Empty and clean all wastepaper baskets, ash trays, receptacles, etc., and damp dust as necessary.
     4.   Remove waste paper and waste materials to a designated area or areas.
     5. Dust and wipe clean all furniture, fixtures within hand-high reach, and window sills.
     6.   Clean all glass furniture tops.
     7.   Dust all chair rails, trim, etc. within hand-high reach.
     8.   Dust all baseboards.
     9.   Wash clean all water fountains.
     10. Keep Building employees locker rooms, if any, and slop sink rooms in clean and orderly condition.
     B.   LAVATORIES - Nightly:
     1.   Sweep and mop all flooring.
     2. Wash and polish all mirrors, powder shelves, bright work, etc., including flushometers, piping and toilet seats hinges.
     3.   Wash both sides of all toilet seats.
     4. Wipe clean all toilet tissue, soap, towel and sanitary napkin dispensers.
     5.   Wash all basins, bowls and urinals, and disinfect.
     6.   Dust all partitions, tile walls, dispensers and receptacles.
     7.   Empty and clean paper towel and sanitary napkin disposal receptacles.
     8.   Remove waste paper and refuse to a designated area or areas.
     9. Fill toilet tissue holders, soap dispensers and towel dispensers (toilet tissue to be furnished by Landlord or its contractor, other materials to be furnished by tenants).
     C.   BUILDING ENTRANCE LOBBIES - Nightly:
     1.   Sweep and mop flooring.
     2.   Wash all protective mats.
     3. Wash, wax and polish floors in elevator cabs, or vacuum clean if carpeted.
     4.   Dust and rub down walls, metal work and saddles in elevator cabs.
     5.   Dust and rub down all elevator doors, mail chutes and mail depository.
     D. HIGH DUSTING - Office Areas in Demised Premises (to be performed approximately every three months):
     1. Dust all pictures, frames, charts, graphs and similar wall hangings not reached in nightly cleaning.
     2. Dust all vertical surfaces as walls, partitions, ventilating louvers, fresh air grilles and others not reached in nightly cleaning.
     3.   Dust exterior of all lighting fixtures.
     4.   Dust all overhead pipes, sprinklers, etc.
     5.   Dust all window frames.
     E. PERIODIC CLEANING - Office Areas in Demised Premises (unless otherwise indicated):
     1.   Wipe clean all interior metal at least weekly and as necessary.
     2. Elevator, stairway, office and utility doors to be checked for general cleanliness at least weekly and as necessary, removing fingermarks.
     3. Dust all door louvers and other ventilating louvers within hand-high reach weekly.
     4. Remove all fingermarks, smudges and other marks from metal partitions and other surfaces at least weekly and as necessary.
     5. Wash and apply one coat of floor finish to resilient tile floors in Demised Premises once every six weeks; buff after application of floor finish.
     6.   Clean Building standard blinds at regular intervals.
     F.   LAVATORIES IN THE DEMISED PREMISES - PERIODIC CLEANING:
     1.   Machine scrub flooring at least once every two weeks and as necessary.
     2. Wash all partitions, tile walls, metal ceilings and enamel surfaces once a month, using proper disinfectant when necessary.
     3.   Dust all lighting fixtures (exterior only) once a month.
     4.   Do all high dusting once a month.
     G. DAY SERVICES - DUTIES OF DAY PORTERS AND MATRONS (to be performed daily except as otherwise provided):
     1.   Police entire elevator lobby areas of Building.
     2.   Police elevator cabs.
     3.   Police lavatories at least twice daily.
     4. Set out protective mats in elevator lobby areas of Building on rainy days; keep mats in clean condition.
     5. Sweep and hose sidewalks, weather permitting; remove snow and ice when necessary.
     6. Keep frames of entrance reception doors of Building in clean condition.
     7. Sweep and dust all Building stairways and fire towers; dust all handrails, newels and stair stringers.
     8. Exterior metal work and marble of Building entrances to be kept in clean condition at all times.
     H.   WINDOW CLEANING:
     1. Clean all windows, inside including interior sills and frames, and outside, four (4) times a year, at regular intervals, subject to delays occasioned by inclement weather.
     2.   Clean Building entrance doors twice each day.
     3.   Clean Building entrance lobby glass daily.
     4.   Clean glass in Building directory daily.
     I. All services required to be furnished "nightly" shall be furnished only during regular cleaning hours for the Building (generally between 6:00 P.M. and 6:00 A.M.) on Mondays through Fridays only, exclusive of holidays as defined in this Lease. All services required to be furnished "daily" shall be furnished only during the hours between 8:00 A.M. and 6:00 P.M., on Mondays through Fridays only, exclusive of holidays as so defined.
     J. Tenant agrees that Landlord may substitute, for any of the methods or devices set forth in this Exhibit, other methods or devices which will achieve substantially the same results.
                             RULES AND REGULATIONS
     1. The sidewalks, entrances, passages, courts, elevators, vestibules, stairways, corridors or halls of the Building shall not be obstructed or encumbered or used for any purpose other than ingress and egress to and from the premises demised to any tenant or occupant.
     2. No awnings or other projections shall be attached to the outside walls or windows of the Building without the prior consent of Landlord. No curtains, blinds, shades, or screens shall be attached to or hung in, or used in connection with, any window or door of the premises demised to any tenant or occupant, without the prior consent of Landlord. Such awnings, projections, curtains, blinds, shades, screens or other fixtures must be of a quality, type, design and color, and attached in a manner approved by Landlord. Except in case of emergency, all windows shall be kept closed at all times.
     3. No sign, advertisement, object, notice or other lettering shall be exhibited, inscribed, painted or affixed on any part of the outside or inside of the premises demised to any tenant or occupant or of the Building without the prior consent of Landlord. Interior signs on doors and directory tablets, if any, shall be of a size, color and style approved by Landlord. The provisions of this Rule and Regulation shall be subject, in all respects, to the provisions of this Lease.
     4. The sashes, sash doors, skylights, windows, and doors that reflect or admit light and air into the halls, passageways, or other public places in the Building shall not be covered or obstructed, nor shall any bottles, parcels, or other articles place on any window-sills.
     5. No show cases or other articles shall be put in front of or affixed to any part of the exterior of the Building, nor placed in the halls, corridors, vestibules or other public parts of the Building.
     6. The water and wash closets and other plumbing fixtures shall not be used for any purposes other than those for which they were constructed, and no sweepings, rubbish, rags, or other substances shall be thrown therein. No tenant shall bring or keep, or permit to be brought or kept, any toxic, hazardous, inflammable, combustible or explosive fluid, material, chemical or substance in or about the premises demised to such tenant. The provisions of this Rule and Regulation shall be subject, in all respects, to the provisions of this Lease.
     7. No tenant or occupant shall mark, paint, drill into, or in any way deface any part of the Building or the premises demised to such tenant or occupant. No boring, cutting or stringing of wires shall be permitted, except with the prior consent of Landlord, and as Landlord may direct. No tenant or occupant shall install any resilient tile or similar floor covering in the premises demised to such tenant or occupant except in a manner approved by Landlord. The provisions of this Rule and Regulation shall be subject, in all respects, to the provisions of this Lease.
     8. No bicycles, vehicles or animals of any kind shall be brought into or kept in or about the premises demised to any tenant. No cooking shall be done or permitted in the Building by any tenant without the approval of Landlord (the provisions of this sentence shall be the subject in all respects, to the provisions of this Lease). No tenant shall cause or permit any unusual or objectionable odors to emanate from the premises demised to such tenant.
     9. Without the prior consent of Landlord, no space in the Building shall be used for manufacturing, for storage of merchandise, or for the sale of merchandise, goods or property of any kind at auction.
     10. No tenant shall make, or permit to be made, any unseemly or disturbing noises or disturb or interfere with other tenants or occupants of the Building or neighboring buildings or premises whether by the use of any musical instrument, radio, television set or other audio device, unmusical noise, whistling, singing, or in any other way. Nothing shall be thrown out of any doors or windows.
     11. No additional locks or bolts of any kind shall be placed upon any of the doors or windows, nor shall any changes be made in locks or the mechanism thereof (without Landlord's prior written consent, such consent not unreasonably to be withheld). Each tenant must, upon the termination of its tenancy, restore to Landlord all keys of stores, offices and toilet rooms, either furnished to, or otherwise procured by, such tenant.
     12. All removals from the Building, or the carrying in or out of the Building or the premises demised to any tenant, of any safes, freight, furniture or bulky matter of any description must take place at such time and in such manner as Landlord or its agents may determine, from time to time. Landlord reserves the right to inspect all freight to be brought into the Building and to exclude from the Building all freight which violates any of the Rules and Regulations or the provisions of such tenant's lease.
     13. No tenant shall use or occupy, or permit any portion of the premises demised to such tenant to be used or occupied, as an employment bureau. No tenant or occupant shall engage or pay any employees in the Building, except those actually working for such tenant or occupant in the Building, nor advertise for laborers giving an address at the Building.
     14. No tenant or occupant shall purchase services, such as spring water, ice, food, beverage, lighting maintenance, cleaning, towels, or other like service, from any company or persons not approved by Landlord, such approval not unreasonably to be withheld.
     15. Landlord shall have the right to prohibit any advertising by any tenant or occupant which refers to the Building and which, in Landlord's opinion, tends to impair the reputation of the Building or its desirability as a building for offices, and upon notice from Landlord, such tenant or occupant shall refrain from or discontinue such advertising.
     16. Landlord reserves the right to exclude from the Building, between the hours of 6 P.M. and 7 A.M. on business days and at all hours on Saturdays, Sundays and holidays, all persons who do not present a pass to the Building signed by Landlord. Landlord will furnish passes to persons for whom any tenant requests such passes. Each tenant shall be responsible for all persons for whom it requests such passes and shall be liable to Landlord for all acts of such persons.
     17. Each tenant, before closing and leaving the premises demised to such tenant at any time, shall see that all entrance doors are locked.
     18. Subject to Landlord's obligations to provide electrical services, each tenant shall, at its expense, provide artificial light in the premises demised to such tenant for Landlord's agents, contractors and employees while performing janitorial or other cleaning services and making repairs or alterations in said premises.
     19. No premises shall be used, or permitted to be used, for lodging or sleeping or for any immoral or illegal purpose.
     20. The requirements of tenants will be attended to only upon application at the office of Landlord. Building employees shall not be required to perform, and shall not be requested by any tenant or occupant to perform, any work outside of their regular duties, unless under specific instructions from the office of Landlord.
     21. Canvassing, soliciting and peddling in the Building are prohibited and each tenant and occupant shall co-operate in seeking their prevention.
     22. There shall not be used in the Building, either by any tenant or occupant or by their agents or contractors, in the delivery or receipt of merchandise, freight or other matter, any hand trucks or other means of conveyance except those equipped with rubber tires, rubber side guards and such other safeguards as Landlord may require.
     23. If the premises demised to any tenant become infested with vermin, such tenant, at its sole cost and expense, shall cause its premises to be exterminated from time to time, to the satisfaction of Landlord, and shall employ such exterminators therefor as shall be approved by Landlord.
     24. No premises shall be used, or permitted to be used, at any time, without the prior approval of Landlord, as a store for the sale or display of goods, wares or merchandise of any kind, or as a restaurant, shop, booth, bootblack or other stand, or for the conduct of any business or occupation which predominantly involves direct patronage of the general public in the premises demised to such tenant, or for manufacturing or for other similar purposes.
     25. No tenant shall clean, or permit to be cleaned, any window of the Building from the outside in violation of any applicable law or statute, or of the rules of any governmental authority having or asserting jurisdiction.
     26. No tenant shall move, or permit to be moved, into or out of the Building or the premises demised to such tenant, any heavy or bulky matter, without the specific approval of Landlord. If any such matter requires special handling, only a person holding a Master Rigger's license shall be employed to perform such special handling. No tenant shall place, or permit to be placed, on any part of the floor or floors of the premises demised to such tenant, a load exceeding the floor load per square foot which such floor was designed to carry and which is allowed by law. Landlord reserves the right to prescribe the weight and position of safes and other heavy matter, which must be placed so as to distribute the weight.


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB Oxford Holdings, Inc.


Stephen M. Rubenstein            Chief Executive Officer