Form 10-Q
period 1996-06-30
JB OXFORD HOLDINGS INC
filed 1996-08-14
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                      OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM ______________ TO _______________
                        COMMISSION FILE NUMBER 0-16240
                           JB OXFORD HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)
 UTAH                                                  95-4099866
 (State of incorporation or organization)             (I.R.S. Employer
                                                       Identification No.)

 9665 Wilshire Blvd., Suite 300;  Beverly Hills, California  90212
 (Address of principal executive offices)                    (Zip Code)
 Registrant's telephone number, including area code          (310) 777-8888

 Securities registered pursuant to Section 12(b) of the      None
 Act:
 Securities registered pursuant to Section 12(g) of the
 Act:
                                                             Name of each
    Title of each class                                    exchange on which
                                                              registered

Common stock, $0.01 par       8,725,205 shares                  NASDAQ
value:                        outstanding at August 1,
                              1996

Non-Voting Preferred stock,   200,000 shares outstanding          N/A
$10.00 par value:             at August 1, 1996

   Indicate by check mark whether the Registrant (l) has filed all reports
                                       -----required to be filed by Section l3
or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ___


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    June 30,
                                                      1996      December 31
                                                   (Unaudited)      1995
                                                  ------------  ------------
ASSETS:
Cash and cash equivalents                         $ 4,554,266   $15,949,577
Cash segregated under federal and other            27,263,324        43,702
 regulations
Receivable from broker/dealers and clearing
 organizations
 (Net of allowance for doubtful accounts of         5,606,583     6,607,553
 $2,103,802 for both periods)
Receivable from customers
 (Net of allowance for doubtful accounts of
 $4,332,052 and $4,333,291)                        219,148,683   143,169,584
Other receivables
 (Net of allowance for doubtful accounts of
 $1,979,793 for both periods)                       1,160,632       868,599
Securities owned - at market value                  4,211,290     4,587,422
Furniture, equipment and leasehold improvements
 (At cost - less accumulated depreciation and
 amortization of $2,401,611 and $2,011,326)         2,735,643     2,043,847
Deferred income taxes
 (Net of valuation allowance of $500,000 for        1,379,170     1,379,170
 both periods)
Other assets                                        4,973,034     1,114,838
                                                 ------------  ------------
TOTAL ASSETS                                     $271,032,625  $175,764,292
                                                 ============  ============

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    June 30,
                                                      1996      December 31
                                                   (Unaudited)      1995
                                                 ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Payable to broker/dealers and clearing          $46,606,394   $30,080,110
   organizations
  Payable to customers                            201,033,386   121,583,187
  Securities sold not yet purchased - at market       485,243       224,163
   value
  Accounts payable and accrued liabilities          5,409,481     7,939,221
  Income taxes payable                                 96,866       621,291
  Loans from stockholders                           4,472,752     4,622,543
  Notes payable                                       190,823       249,840
  Loans subordinated to the claims of general       2,000,000     2,000,000
   creditors                                      -----------    ----------
 TOTAL LIABILITIES                                260,294,945   167,320,355
 COMMITMENTS AND CONTINGENT LIABILITIES           -----------   -----------
 STOCKHOLDERS' EQUITY:
  Convertible preferred stock ($10 par value
   200,000 shares authorized; 200,000 issued
   and outstanding for both periods)                2,000,000     2,000,000
  Common stock ($.01 par value 100,000,000
   shares authorized; 8,725,205 and 8,655,205
   shares issued and outstanding)                      87,252        86,552
  Additional paid-in capital                        9,519,096     9,447,296
  Accumulated deficit                                (868,668)   (3,089,911)
                                                 ------------  ------------
 TOTAL STOCKHOLDERS' EQUITY                        10,737,680     8,443,937
                                                 ------------  ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $271,032,625  $175,764,292
                                                 ============  ============

          See accompanying notes to Consolidated Financial Statements

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 For The Six Months Ended
                                                         June 30,
                                                     1996         1995
REVENUES:                                        -----------  -----------
 Clearing and execution                          $10,323,751  $ 6,039,861
 Trading profits                                     764,496    1,766,679
 Commissions                                       9,940,454    2,965,077
 Interest                                          6,164,593    2,670,986
 Other                                             1,892,981      440,798
                                                 -----------  -----------
 Total Revenues                                   29,086,275   13,883,401
                                                 -----------  -----------
EXPENSES:
 Employee compensation                             4,270,320    2,436,366
 Commission expense                                4,411,278    1,717,514
 Clearing and floor brokerage                      1,029,990    1,118,135
 Communications                                    2,786,639    1,293,671
 Occupancy                                         1,236,111      730,585
 Interest                                          3,514,443    1,830,164
 Data processing charges                           2,122,207    1,349,343
 Professional services                             2,111,413      692,374
 Promotional                                       1,709,452      767,058
 Bad debts                                         1,055,827       86,722
 Other operating expenses                            952,655      442,058
                                                 -----------  -----------
 Total Expenses                                   25,200,335   12,463,990
                                                 -----------  -----------
 Income Before Income Taxes                        3,885,940    1,419,411
  Income Tax Provision                             1,555,000      568,000
                                                 -----------  -----------
 Net Income                                      $ 2,330,940  $   851,411
                                                 ===========  ===========
 Primary Net Income Per Share                    $       .22  $       .12
 Fully Diluted Income Per Share                  $       .13  $       .07
 Weighted average number of shares of common
  stock & common stock equivalents
     Primary                                       9,920,422    7,259,684
     Fully diluted                                18,393,174   12,443,444

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                                   For The Three Months
                                                      Ended June 30,
                                                     1996         1995
                                                 -----------  -----------
REVENUES:
 Clearing and execution                          $ 5,273,999  $ 3,946,343
 Trading profits                                     483,727    1,032,351
 Commissions                                       5,835,344    1,824,780
 Interest                                          3,434,435    1,603,115
 Other                                             1,154,156      211,750
                                                 -----------   ----------
 Total Revenues                                   16,181,661    8,618,339
                                                 -----------   ----------
EXPENSES:
 Employee compensation                             2,474,506    1,362,848
 Commission expense                                2,564,103    1,183,573
 Clearing and floor brokerage                        501,085      647,581
 Communications                                    1,557,306      773,672
 Occupancy                                           654,991      402,448
 Interest                                          1,936,402    1,056,576
 Data processing charges                           1,108,569      813,730
 Professional services                             1,062,845      271,638
 Promotional                                       1,042,537      483,155
 Bad debts                                           844,332       54,695
 Other operating expenses                            495,142      165,100
                                                 -----------  -----------
 Total Expenses                                   14,241,818    7,215,016
                                                 -----------  -----------
 Income Before Income Taxes                        1,939,843    1,403,323
  Income Tax Provision                               787,000      561,600
                                                 -----------  -----------
 Net Income                                      $ 1,152,843  $   841,723
                                                 ===========  ===========
 Primary Net Income Per Share                    $       .11  $       .12
 Fully Diluted Income Per Share                  $       .07  $       .07
 Weighted average number of shares of common
  stock & common stock equivalents
     Primary                                       9,909,981    7,259,684
     Fully diluted                                18,382,733   12,443,444

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    For The Six Months Ended
                                                             June 30,
                                                        1996         1995
                                                    ------------  -----------
Increase (decrease) in cash and cash
equivalents:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 2,330,940  $   851,411
 Adjustments to reconcile net income to
 cash used in operating activities:
  Depreciation and amortization                          392,130      203,382
  Deferred rent                                           45,560       17,849
  Provision for bad debts                                743,887       86,723
  Changes in assets and liabilities:
  Cash segregated under federal and other            (27,219,622)  (5,935,725)
    regulations
   Receivable from broker/dealers and
    clearing organizations                             1,000,970    1,742,231
   Receivable from customers                         (75,977,860) (65,799,192)
   Other receivables                                  (1,037,159)  (2,123,532)
   Securities owned                                      376,132   (1,444,517)
   Other assets                                       (3,858,196)      58,036
   Payable to broker/dealers and clearing
    organizations                                     16,526,284   19,345,283
   Payable to customers                               79,450,199   70,084,984
   Securities sold not yet purchased                     261,080    2,702,320
   Accounts payable and accrued liabilities           (2,575,298)     731,435
   Income taxes payable/receivable                      (524,425)     568,000
Net cash provided by (used in) operating activities (10,065,378) 21,088,688 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (1,083,926)    (147,246)
Net cash used in investing activities                 (1,083,926)    (147,246)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable                             (69,461)    (103,836)
 Advances (repayments) on short term borrowing            10,443  (13,518,953)
 Subordinated loans                                          --     2,000,000
 Loans from stockholders                                     --     2,992,500
 Exercise of warrants                                     72,500    1,944,444
 Repayments of loans from stockholders                  (149,791)         --
 Payment of cash dividends - preferred stock            (109,698)         --
                                                     -----------   ----------
Net cash used in financing activities                   (246,007)  (6,685,845)
                                                     -----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH             (11,395,311)  14,255,597
 EQUIVALENTS                                         -----------   ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF             15,949,577      156,984
 PERIOD                                              -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOd           $ 4,554,266  $14,412,581
                                                     ===========  ===========

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.   COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q
     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. The accompanying financial information should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted.
     The Company's major subsidiary, JBOC is consolidated in the quarterly financial information as of June 28, 1996 and June 30, 1995, because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company.

NOTE 2.   REGULATORY REQUIREMENTS
     JBOC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.
     At June 30, 1996, JBOC had net capital of $12,387,376 which was 5.7% of aggregate debit balances and $8,012,529 in excess of the minimum amount required. At December 31, 1995 JBOC had net capital of $12,494,561, which was 8.6% of aggregate debit balances and $9,598,267 in excess of the minimum amount required.
     Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934 as amended. Included in the special reserve accounts are securities purchased under agreements to resell on an overnight basis in the amount of $27,263,324. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered. The Company liquidated $3,000,000 of these securities on July 2, 1996 pursuant to these rules.

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

b)In an arbitration matter filed with the NASD, the claimants are a group of investors who sold short FCMI stock. Claimants did not have an account with RKSI; however, they have alleged that RKSI is responsible for the damages Claimants realized when their short positions in FCMI were bought in. Claimants are seeking damages in the amount of $740,000, plus punitive damages. The proceeding has been stayed pending determination of whether Claimants are members of the FCMI class action and bound by the settlement agreement entered therein. The court overseeing the class action has ruled that claimants are members of the class and are barred from pursuing parallel litigation; claimants have asked the court to reconsider. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

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

e)In an arbitration matter originally filed in August 1994 and expanded in October 1995 to include JBOC, the claimant alleged breach of contract by former employees, misappropriation and conversion of confidential and proprietary information, and interference with prospective economic relationships. Claimant is seeking injunctive relief and damages in excess of $10 million, although Claimant has not provided any specific basis for this figure. Four of the five causes of action against JBOC were dismissed on summary judgment, and the arbitration hearing has commenced on the remaining claim, interference with prospective economic relations. Management will vigorously contest this matter and believes the ultimate outcome will not affect the financial condition of the Company.

     The ultimate outcome of the uncertainties discussed above is unknown. Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

NOTE 4.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  For the Six Months Ended
                                                          June 30,
                                                     1996          1995
                                                 (Unaudited)   (Unaudited)
                                                ------------  -------------
 Supplemental Disclosures of Cash Flow
  Information
   Cash paid during the quarter for:
     Interest                                   $  3,446,385  $  1,910,313
     Income taxes                                  2,579,425           --
 Supplemental schedule of noncash investing
  and financing activities:
   On June 5, 1995 $2,000,000 of the 9% Senior
   Secured Convertible Note was exchanged for
   200,000 shares of $10 par value non-voting
   convertible preferred stock.
     Increase in equity through the reduction o          --   $  2,000,000
      debt

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition
- ------------------------------
     The Company's financial condition continued to improve as in past quarters, consistent with the Company's continued growth. Net assets (assets less liabilities) of the Company increased $2,293,743 to $10,737,680, or 27% from December 31, 1995.
     Total assets increased $95,268,333 or 54% during the first six months of 1996, of which $29,990,742 or 31% occurred in the second quarter. The largest increase was in receivables from customers in the amount of $75,979,099 or 53% to $219,148,683. Receivables from customers represent 81% of the Company's assets as of June 30, 1996. Cash segregated under federal regulations increased during the first six months of 1996 by $27,219,622 to $27,263,324. Cash and cash equivalents decreased by $11,395,311 or 71% from December 31, 1995 to June 30,1996. Other assets increased $3,858,196 or 346% from December 31, 1995 to June 30, 1996 primarily from an increase in clearing deposits required by the new clearing and depository corporations.
     At June 30, 1996 and December 31, 1995, the Company had recorded a deferred income tax asset of $1,379,190 net of a valuation allowance of $500,000. There has been no significant change in the valuation allowance since the issuance of the audited financial statements.
     Total liabilities increased $92,974,590 or 56% to $260,294,945. Payables to customers increased $79,450,199 or 65% to $201,033,386. Customer payables represent 77% of the total liabilities of the Company. Payables to broker dealers increased by $16,526,284 or 55% to $46,606,394 during the six months ended June 30, 1996. Accounts payable and accrued liabilities decreased by $2,529,740 or 32% during the six months ended June 30, 1996 primarily from the elimination of a bank overdraft at December 31, 1995.

Comparison of Operations
- ------------------------
     The Company recorded net income of $2,330,940 for the six months ended June 30, 1996 compared to $851,411 in 1995 and net income of $1,152,843 for the quarter ended June 30, 1996 compared to $841,723 in 1995. This represents an increase of $1,479,529 and $311,120 in earnings compared to the same periods in 1995.
     Total revenue increased $15,202,874 or 110% to $29,086,275 for the six months ended June 30, 1996 compared to the same six months of 1995. Revenues for the quarter ended June 30, 1996 increased $7,563,322 or 88% compared to the quarter ended June 30, 1995 and $3,277,046 or 25% over the trailing first quarter of 1996.
     Clearing and execution revenue increased by $4,283,890 or 71% to $10,323,751 during the first six months of 1996 compared to the same period of 1995. The increase was due to an increase in trade transactions and an increase in the average price charged per transaction. Correspondent ticket volume which generates clearing and execution revenue increased by 56% in the first six months of 1996 over the same period in 1995.
     Commission revenue increased by $6,975,377 or 235% during the first six months of 1996 compared to the same period of 1995. Net commissions (commission revenue less commission expense) increased $4,281,613 during the same period. The increase in commission is directly related to the increase in discount transaction volume, which increased 152% over the same period of the prior year. The Capital Markets Division of JBOC also completed its first initial public offering transaction during the second quarter of 1996. This contributed approximately $600,000 to commission revenue during the period.
     Interest revenue increased by $3,493,607 or 131% during the first six months of 1996 compared to the first six months of 1995. This increase is the result of increased customer margin balances. Net interest income increased $1,809,328 or 215% during the first six months of 1996 over 1995.
     Trading profits have declined $1,002,183 or 57% during the first six months of 1996 compared to the same period in 1995.
     The Company's total expenses increased by $12,736,345 or 102% during the first six months of 1996 compared to the same period of 1995. Although the increase is significant, it compares favorably with the 110% increase in total revenue.
     The most significant expense increase was in commission expense of $2,693,764 or 157% to $4,411,278. However, the related commission revenue increased by 235%, whereas the expense only rose by 157%.
     Interest expense increased by $1,684,279 or 92% during the first six months of 1996 compared to the first six months of 1995. This increase is directly related to the increase in interest revenue described above.
     Salaries and other operational expenses have increased as a result of the increase in transaction volume and related revenue. This growth is primarily the result of management's efforts to expand JBOC's discount division, fueled with increased promotional expense of 123% over the first six months of the previous year. In a continuing effort to manage costs and maximize returns on dollars spent, Management will monitor its customer leads in relation to the advertising dollars being spent.
     Clearing expense decreased $88,145 or 8% from the first six months of 1996 compared to the first six months of 1995. Although transaction volume increased from both the correspondent business and the discount divisions, the decrease in the related expense is from a change in clearing and depository corporations, resulting in substantial savings compared with the same period in the prior year.

Liquidity and Capital Resources
- -------------------------------
     The Company's equity to total assets ratio decreased during the quarter, from 4.8% to 4.0%. This resulted from the growth which occurred in the balance sheet as assets and liabilities have grown as described below. The Company's liquidity and financial condition remain sound at the end of the second quarter of 1996.
     The decrease in cash of $11,395,311 resulted primarily from cash used in operations of $10,065,378. The largest use of cash is the cash and cash equivalents segregated under federal and other regulations increase of $27,219,622. The cash position of the company remains strong as the Company liquidated $3,000,000 of this segregated cash on July 2, 1996.
     The largest source of operating cash was provided from net amounts due to/from brokers of $17,527,254. The net amounts due to/from customers also contributed $3,472,339 to the operating cash of the Company.
     The Company used cash of $1,083,926 for investing activities in the acquisition of property and equipment. Cash of $246,007 was used in financing activities primarily involving the payment of shareholder loans and preferred stock dividends.

Recent Expansions and Developments
- ----------------------------------
     During the second quarter of 1996, JBOC continued to expand its branch office network and opened two new offices in Miami and Boston. This brings the total branch system to five domestic offices and one international office. Management believes that the current configuration of offices is sufficient given the growth of the branch system and there are no intentions to expand into other geographical areas in the immediate future.
     The clearance division of JBOC continues to be profitable contributing to the overall profitability of the Company. Investment in new technology in the areas of data processing and communications continue to be made to streamline the clearance division and make it more efficient. Other than investment in new technology, management does not plan to significantly expand its clearance division.
     JBOC continues to expand its electronic trading capabilities. This decision is based on Management's view that the electronic discount market offers the Company the best return on capital investment over the next five years. JB On-lineTM, introduced in February 1996, allows customers to trade through the facility of a personal computer or touch tone phone. Recently, JBOC introduced its Internet research and trading product, the JB Oxford Internet Investment Center which offers customers a complete menu of financial services. Access is available at http://www.jboxford.com.
     During the second quarter Bruce A. Cole, Executive Vice President and General Counsel, resigned to accept the position of President to National Insurance Group. Also, Brian Kape, JBOC's Chief Operating Officer, left in July for personal reasons. Mr. Kape's duties have been reassigned to current JBOC personnel. A search for General Counsel is under consideration, with current legal matters being handled by the in-house legal department and outside law firms.


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
     In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in several lawsuits and arbitration matters or have instituted legal proceedings as Plaintiffs to recover moneys owing. There have been no material pending legal proceedings other than ordinary routine litigation incidental to the business. Those which may have a significant impact on the Company have been disclosed in previous filings or are updated as follows:
Remo Ferrari, et al. vs. Reynolds Kendrick Stratton, Inc., Robert Kendrick, et al.


NASD Arbitration No. 94-00444
     In an arbitration filed with the NASD in January 1994, the claimants are a group of investors who sold short Future Communications, Inc. ("FCMI"). Claimants did not have an account with RKSI, however, they have alleged that RKSI is responsible for the damages Claimants realized when their short positions in FCMI were bought in. Claimants are seeking damages in the amount of $740,000, plus punitive damages. The proceeding has been stayed pending determination of whether Claimants are members of the FCMI class action and bound by the settlement agreement entered therein. The court overseeing the class action has ruled that claimants are members of the class and are barred from pursuing parallel litigation; claimants have asked the court to reconsider. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

Olde Discount Corporation vs. JB Oxford & Company
- -------------------------------------------------
NASD Arbitration No. 95-04710
     In an arbitration matter originally filed in August 1994 and expanded in October 1995 to include JBOC, the claimant alleges that JBOC induced a breach of contract by former Olde employees, misappropriated and converted confidential and proprietary Olde information, and interfered with Olde's prospective economic relationships with its customers. Claimant is seeking injunctive relief and damages in excess of $10 million, although Claimant has not provided any specific basis for this figure. Four of the five causes of action against JBOC were dismissed on summary judgment, and the arbitration hearing has commenced on the remaining claim, interference with prospective economic relations. Management will vigorously contest this matter and believes the ultimate outcome will not affect the financial condition of the Company.

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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed with this report as required by Item 601 of Regulation S-K:

Exhibit    Description                                             Page
No.
11         Computation of Earnings Per Share                       14-15

(b)  During this quarter, there were no events as required to be reported on
Form 8-K.                                              ,

                                   EXHIBIT 11
                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                                     For The Six Months Ended
                                                             June 30,
                                                         1996         1995

PRIMARY EARNINGS PER SHARE
 Net income                                          $ 2,330,940  $   851,411
 Preferred stock dividends                              (109,698)         --
                                                     -----------  -----------
 Net income for primary earnings                     $ 2,221,242  $   851,411
                                                     ===========  ===========
 Weighted average common shares oustanding             8,665,150    6,683,288
 Weighted average options outstanding                  1,978,753    1,306,692
 Stock acquired with proceeds                           (723,481)    (730,296)
                                                     -----------  -----------
 Weighted average common shares and                    9,920,422    7,259,684
  equivalents outstanding                            ===========  ===========
 Primary Earnings Per Share                          $      0.22  $      0.12
                                                     ===========  ===========
FULLY DILUTED EARNINGS PER SHARE
 Net income                                          $ 2,330,940  $   851,411
 Interest on convertible debentures, net
  of income tax                                          122,464       79,952
                                                     -----------  -----------
 Net Income for fully diluted earnings               $ 2,453,404  $   931,363
                                                     ===========  ===========

 Weighted average common shares oustanding             8,665,150    6,683,288
 Weighted average options outstanding                  1,978,753    1,306,692
 Weighted average convertible debentures               4,472,752    4,500,000
 Weighted average convertible preferred stock          4,000,000      683,760
 Stock acquired with proceeds                           (723,481)    (730,296)
                                                     -----------  -----------
 Weighted average shares common shares
  and equivalents outstanding                         18,393,174   12,443,444
                                                     ===========  ===========
 Fully Diluted Earnings Per Share                     $     0.13   $     0.07
                                                     ===========  ===========

                                   EXHIBIT 11
                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                                   For The Three Months Ended
                                                             June 30,
                                                         1996         1995
                                                     -----------  -----------
PRIMARY EARNINGS PER SHARE
 Net income                                          $ 1,152,843  $   841,723
 Preferred stock dividends                               (54,849)         --
                                                     -----------  -----------
 Net income for primary earnings                     $ 1,097,994  $   841,723
                                                     ===========  ===========
 Weighted average common shares oustanding             8,655,205    6,683,288
 Weighted average options outstanding                  1,986,802    1,306,692
 Stock acquired with proceeds                           (732,026)    (730,296)
                                                     -----------  -----------
 Weighted average common shares and
  equivalents outstanding                              9,909,981    7,259,684
                                                     ===========  ===========
 Primary Earnings Per Share                          $      0.11  $      0.12
                                                     ===========  ===========

FULLY DILUTED EARNINGS PER SHARE
 Net income                                          $ 1,152,843  $   841,723
 Interest on convertible debentures, net
  of income tax                                           61,739       79,952
                                                     -----------  -----------
 Net Income for fully diluted earnings               $ 1,214,582  $   921,675
                                                     ===========  ===========
 Weighted average common shares outstanding            8,655,205    6,683,288
 Weighted average options outstanding                  1,986,802    1,306,692
 Weighted average convertible debentures               4,472,752    4,500,000
 Weighted average convertible preferred stock          4,000,000      683,760
 Stock acquired with proceeds                           (732,026)    (730,296)
                                                     -----------  -----------
 Weighted average shares common shares
  and equivalents outstanding                         18,382,733   12,443,444
                                                     ===========  ===========
 Fully Diluted Earnings Per Share                    $      0.07  $      0.07
                                                     ===========  ===========


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB Oxford Holdings, Inc.


Stephen M. Rubenstein                   Chief Executive Officer


August 13, 1996