Form 10-Q
period 1996-09-30
JB OXFORD HOLDINGS INC
filed 1996-11-14
CIK 816330

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES                         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 0-16240
                           JB OXFORD HOLDINGS, INC.
------------------------------------------------------------------------------
UTAH                                                         95-4099866
(State of incorporation or organization)                     (I.R.S. EIN)

9665 Wilshire Blvd., Suite 300;  Beverly Hills, California   90212
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (310) 777-8888
------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class                                  Name of each exchange
-------------------------------------------------    -------------------------
Common stock, $0.01 par value:
 8,750,205 shares outstanding at November 1, 1996    NASDAQ

Non-Voting Preferred stock, $10.00 par value:
 200,000 shares outstanding at November 1, 1996      N/A
------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.                      Yes    X    No
                                                              ----      -----

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                September 30,
                                                    1996        December 31
                                                (Unaudited)         1995
                                               -------------   -------------
ASSETS:
Cash and cash equivalents                      $   7,723,279   $  15,949,577
Cash segregated under federal and other
   regulations                                    96,966,060          43,702
Receivable from broker/dealers and clearing
   organizations (Net of allowance for
   doubtful accounts of $2,103,802 for both
   periods)                                        7,158,504       6,607,553
Receivable from customers (Net of allowance
   for doubtful accounts of $4,311,404 and
   $4,333,291)                                   177,231,304     143,169,584
Other receivables (Net of allowance for
   doubtful accounts of $1,979,793 for both
   periods)                                        1,183,197         868,599
Securities owned - at market value                 5,642,924       4,587,422
Furniture, equipment and leasehold
   improvements (At cost - less accumulated
   depreciation and amortization of
   $2,632,228 and $2,011,326)                      2,866,209       2,043,847
Deferred income taxes (Net of valuation
   allowance of $500,000 for both periods)         1,379,170       1,379,170
Other assets                                       5,952,594       1,114,838
                                               -------------   -------------
TOTAL ASSETS                                   $ 306,103,241   $ 175,764,292
                                               =============   =============

         See accompanying notes to Consolidated Financial Statements.


                  JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                September 30,
                                                    1996        December 31
                                                (Unaudited)         1995
                                               -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Payable to broker/dealers and clearing
     organizations                             $  43,674,063   $  30,080,110
  Payable to customers                           239,640,360     121,583,187
  Securities sold not yet purchased - at
     market value                                    123,737         224,163
  Accounts payable and accrued liabilities         4,515,916       7,939,221
  Income taxes payable                                   --          621,291
  Loans from stockholders                          4,421,311       4,622,543
  Notes payable                                      132,409         249,840
  Loans subordinated to the claims of general
     creditors                                     2,000,000       2,000,000
                                               -------------   -------------
  TOTAL LIABILITIES                              294,507,796     167,320,355
                                               -------------   -------------
  COMMITMENTS AND CONTINGENT LIABILITIES
  STOCKHOLDERS' EQUITY:
  Convertible preferred stock ($10 par value
     200,000 shares authorized; 200,000
     issued and outstanding for both periods)      2,000,000       2,000,000
  Common stock ($.01 par value 100,000,000
     shares authorized; 8,750,205 and
     8,655,205 shares issued and outstanding)         87,502          86,552
  Additional paid-in capital                       9,541,596       9,447,296
  Accumulated deficit                                (33,653)     (3,089,911)
                                               -------------   -------------
 TOTAL STOCKHOLDERS' EQUITY                       11,595,445       8,443,937
                                               -------------   -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 306,103,241   $ 175,764,292
                                               =============   =============

         See accompanying notes to Consolidated Financial Statements

                  JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                 For The Nine Months Ended
                                                       September 30,
                                               -----------------------------
                                                    1996            1995
                                               -------------   -------------
REVENUES:
 Clearing and execution                        $  14,836,620   $  10,893,443
 Trading profits                                   1,986,922       3,359,662
 Commissions                                      13,853,917       5,665,536
 Interest                                          9,997,497       4,978,722
 Other                                             2,770,526         898,861
                                               -------------   -------------
 Total Revenues                                   43,445,482      25,796,224
                                               -------------   -------------
EXPENSES:
 Employee compensation                             6,546,358       3,807,451
 Commission expense                                6,021,739       3,288,372
 Clearing and floor brokerage                      1,602,262       2,005,213
 Communications                                    4,157,246       2,192,567
 Occupancy                                         1,989,734       1,496,628
 Interest                                          5,649,011       3,100,667
 Data processing charges                           3,070,670       2,161,247
 Professional services                             2,931,612       1,541,181
 Promotional                                       2,726,955       1,245,901
 Bad debts                                         1,789,346         242,275
 Other operating expenses                          1,559,141         804,507
                                               -------------   -------------
 Total Expenses                                   38,044,074      21,886,009
                                               -------------   -------------
 Income Before Income Taxes                        5,401,408       3,910,215
  Income Tax Provision                             2,180,000       1,564,000
                                               -------------   -------------
 Net Income                                    $   3,221,408   $   2,346,215
                                               =============   =============
 Primary Net Income Per Share                  $         .31   $         .29
 Fully Diluted Income Per Share                $         .19   $         .17
 Weighted average number of shares of common
  stock & common stock equivalents
     Primary                                       9,874,075       8,165,800
     Fully diluted                                18,295,386      14,528,022

         See accompanying notes to Consolidated Financial Statements.

                  JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                  For The Three Months Ended
                                                        September 30,
                                                  ---------------------------
                                                       1996          1995
                                                  ------------- -------------
REVENUES:
 Clearing and execution                           $   4,512,869 $   4,853,582
 Trading profits                                      1,222,426     1,592,983
 Commissions                                          3,913,463     2,700,459
 Interest                                             3,832,904     2,307,736
 Other                                                  877,544       458,063
                                                  ------------- -------------
 Total Revenues                                      14,359,206    11,912,823
                                                  ------------- -------------
EXPENSES:
 Employee compensation                                2,276,038     1,371,085
 Commission expense                                   1,610,461     1,570,858
 Clearing and floor brokerage                           572,272       887,078
 Communications                                       1,370,607       898,896
 Occupancy                                              753,622       766,043
 Interest                                             2,134,568     1,270,503
 Data processing charges                                948,463       811,904
 Professional services                                  820,199       848,807
 Promotional                                          1,017,503       478,843
 Bad debts                                              733,519       155,553
 Other operating expenses                               606,486       362,449
                                                  ------------- -------------
 Total Expenses                                      12,843,738     9,422,019
                                                  ------------- -------------
 Income Before Income Taxes                           1,515,468     2,490,804
  Income Tax Provision                                  625,000       996,000
                                                  ------------- -------------
 Net Income                                       $     890,468 $   1,494,804
                                                  ============= =============
 Primary Net Income Per Share                     $         .09 $         .16
 Fully Diluted Income Per Share                   $         .05 $         .10
 Weighted average number of shares of common
  stock & common stock equivalents
     Primary                                          9,734,828     9,555,706
     Fully diluted                                   18,156,139    15,917,928

         See accompanying notes to Consolidated Financial Statements.

                  JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                    For The Nine Months Ended
                                                          September 30,
                                                  -------------------------
                                                      1996           1995
                                                  -------------  ------------
Increase (decrease) in cash and cash
equivalents:
Cash flows from operating activities:
Net income                                        $  3,221,408   $  2,346,215
Adjustments to reconcile net income to cash used
in operating activities:
 Depreciation and amortization                         622,747        327,037
 Deferred rent                                          70,762          1,877
 Provision for bad debts                               512,514        242,275
 Changes in assets and liabilities:
 Cash segregated under federal and other
   regulations                                     (96,922,358)     9,634,565
 Receivable from broker/dealers and clearing
   organizations                                      (550,951)       453,271
 Receivable from customers                         (34,039,833)  (141,057,743)
 Other receivables                                    (848,999)    (1,137,413)
 Securities owned                                   (1,055,502)    (2,905,023)
 Other assets                                       (4,703,955)        88,269
 Payable to broker/dealers and clearing
   organizations                                    13,593,953     18,985,996
 Payable to customers                              118,057,173    113,617,215
 Securities sold not yet purchased                    (100,426)     2,664,536
 Accounts payable and accrued liabilities           (3,494,066)     1,770,381
 Income taxes payable/receivable                      (755,092)     1,723,000
                                                  -------------  -------------
Net cash provided by (used in) operating
 activities                                         (6,392,625)     6,754,458
                                                  -------------  -------------
Cash flows from investing activities:
 Capital expenditures                               (1,445,109)      (606,143)
                                                  -------------  -------------
Net cash used in investing activities               (1,445,109)      (606,143)
                                                  -------------  -------------
Cash flows from financing activities:
 Repayments of notes payable                          (117,432)      (154,661)
 Advances (repayments) on short term borrowing             --     (11,227,859)
 Subordinated loans                                        --       2,000,000
 Loans from stockholders                                   --       2,581,948
 Issuance of common stock                               95,250      1,944,444
 Repayments of loans from stockholders                (201,232)           --
 Payment of cash dividends - preferred stock          (165,150)           --
                                                  -------------  -------------
Net cash used in financing activities                 (388,564)    (4,856,128)
                                                  -------------  -------------
Net increase (decrease) in cash and cash
  equivalents                                       (8,226,298)     1,292,187
Cash and cash equivalents at beginning of period    15,949,577        156,984
                                                  -------------  -------------
Cash and cash equivalents at end of period        $  7,723,279   $  1,449,171
                                                  ============   ============

         See accompanying notes to Consolidated Financial Statements.

                  JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1.   COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q
     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. The accompanying financial information should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted.
     The Company's major subsidiary, JB Oxford & Co. ("JBOC") is consolidated in the quarterly financial information as of September 27, 1996 and September 29, 1995, because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company.

NOTE 2.   REGULATORY REQUIREMENTS
     JBOC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.
     At September 30, 1996, JBOC had net capital of $12,768,924 which was 7% of aggregate debit balances and $9,169,777 in excess of the minimum amount required. At December 31, 1995 JBOC had net capital of $12,494,561 which was 9% of aggregate debit balances and $9,598,267 in excess of the minimum amount required.
     Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934 as amended. Included in the special reserve accounts are securities purchased under agreements to resell on an overnight basis in the amount of $96,721,560. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered. The Company purchased an additional $3,000,000 of these securities on October 1, 1996 pursuant to these rules.

NOTE 3.   CONTINGENT LIABILITIES
     In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in several lawsuits and arbitration matters or have instituted legal proceedings as Plaintiffs to recover moneys owing, the most significant of which follow:
a)
  his customer account and damages of $750,000. The claimant alleged that Reynolds Kendrick Stratton, Inc. ("RKSI") and current and former principals breached fiduciary duties and failed to disclose material information. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
b)
  RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI; JBOH has been named as the parent company. Claimants seek damages in the amount of $482,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
c)
  of New York. A claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217.
  An answer and counter claim by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
d)
  October 1995 to include JBOC, the claimant alleged breach of contract by former employees, misappropriation and conversion of confidential and proprietary information, and interference with prospective economic relationships. Claimant is seeking injunctive relief and damages in excess of $10 million, although Claimant has not provided any specific basis for this figure. Four of the five causes of action against JBOC were dismissed on summary judgment, and the arbitration hearing has commenced on the remaining claim, interference with prospective economic relations. Management intends to vigorously contest this matter.
     The ultimate outcome of the uncertainties discussed above is unknown. Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

NOTE 4.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                 For the Nine Months Ended
                                                       September 30,
                                               -----------------------------
                                                    1996            1995
                                                 (Unaudited)     (Unaudited)
                                               -------------   -------------
 Supplemental Disclosures of Cash Flow
  Information
   Cash paid during the period for:
     Interest                                  $   5,686,859   $   1,910,313
     Income taxes                                  3,260,996             --

 Supplemental schedule of noncash investing and financing activities:
   On June 5, 1995 $2,000,000 of the 9% Senior Secured
   Convertible Note was exchanged for 200,000 shares of $10
   par value non-voting convertible preferred stock.
     Increase in equity through the reduction
      of debt                                  $         --    $   2,000,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition
------------------------------
     The Company's financial condition continued to improve as in past quarters, consistent with the Company's continued growth. Total assets at September 30, 1996 increased in excess of $130 million from the beginning of the year representing a 74% growth. Net assets (assets less liabilities) of the Company increased over $3 million or 37% from December 31, 1995.
     The largest increase in assets was $96.9 million in cash segregated under federal regulations which relates directly to the increase in payable to customers of over $118 million. Concurrently, as a result of the continued growth of the broker-dealer subsidiary, receivable from customers also increased $34 million or 24% from December 31, 1995 to September 30, 1996. Other assets increased $4.7 million or 422% from an increase in clearing deposits required by the new clearing and depository corporations. Cash decreased $8.2 million or 52% primarily from operational needs. Uses and sources of cash are discussed in more detail below at Liquidity and Capital Resources.
     At September 30, 1996 and December 31, 1995, the Company had recorded a deferred income tax asset of $1,379,190 net of a valuation allowance of $500,000. There has been no change in the valuation allowance since the issuance of the audited financial statements.
     Total liabilities increased $127 million or 76% during the nine months ended September 30, 1996, consistent with the growth in assets. Payable to customers as discussed above with segregated cash increased $118 million or 97% from December 1995 to September 1996. Payable to customers represent 81% of the total liabilities of the Company; this is up from 77% at June 30, 1996 and 73% at December 31, 1995. Payable to broker dealers increased by $13.6 million or 45% during the nine months ended September 30, 1996. Accounts payable and accrued liabilities decreased by $3.4 million or 43% during the nine months ended September 30, 1996, primarily from the elimination of a bank overdraft at December 31, 1995.

Comparison of Operations
------------------------
     Earnings and revenue continued to show improvement over 1995, although a bit slowed from the previous quarter. The Company recorded net income of $890,468 for the quarter ended September 30, 1996 compared to $1,494,803 for the comparable quarter in 1995 for a decrease of $604,000; and net income of $3,221,408 for the nine months then ended compared to $2,346,215 in 1995 for an increase of $875,000.
     Total revenue increased $17.6 million or 68% for the nine months ended September 30, 1996 compared to the same nine months in 1995. Revenues for the quarter ended September 30, 1996 increased $2.4 million or 21% compared to the quarter ended September 30, 1995 and decreased $1.8 million or 11% from the previous quarter.
     Clearing and execution revenue increased by $3.9 million or 36% during the first nine months of 1996 compared to the same period in 1995. Comparing those same periods, trade transactions increased 24% and the average price charged per transaction increased 9%. Based on current data, the Company anticipates continued revenue growth in this area, specifically from increasing trade transactions, although Management expects a decrease in the average price charged per transaction from competitive factors and changes in the business mix.
     Commission revenue increased $8.2 million or 145% during the first nine months of 1996 compared to the same period in 1995. Net commissions (commission revenue less commission expense) increased $5.5 million during the same period from a 103% increase in transaction volume. In addition, the average price of commission earned per trade increased by 20% during the nine months ended September 30, 1996 over the same nine months in 1995.
     Interest revenue increased by $4.6 million or 84% during the first nine months of 1996 compared to the first nine months of 1995 from increased customer margin balances. Net interest income increased $2.0 million or 85% during the first three quarters of 1996 over 1995.
     Trading profits declined $1.3 million or 41% during the first nine months of 1996 compared to the same period in 1995; however, trading profits increased $739,000 or 152% from the second to the third quarter of 1996.
     The Company's total expenses increased by $16.2 million or 74% during the first nine months of 1996 compared to the same period of 1995. This increase is slightly more than the 68% increase in revenue described above. The most significant of this increase was commission expense of $2.7 million or 83% relating to the 145% increase in commission revenue above. Interest expense increased by $2.5 million or 82%, directly relating to the increase in interest revenue described above.
     Salaries and other operational expenses have increased as a result of management's efforts to expand the discount division of the broker dealer subsidiary, and the resultant increase in transaction volume and related revenue. Promotional expense increased $1.5 million or 119% over the first nine months of the previous year to support the newly opened Boston and Miami offices, as well as the launching of the JB Oxford Internet Investment Center. See further discussion in the Recent Developments section.
     Bad debts of the Company have increased $1.5 million or 639% during the nine months ended September 30, 1996 over the same nine months of the previous year from isolated issues in the deep discount business and further costs associated with the winding down of inactive subsidiaries.
     Clearing expense decreased $403,000 or 20% from the first nine months of 1996 compared to the first nine months of 1995 from a change in the clearing corporation used by the broker dealer subsidiary. This has resulted in a substantial decrease in clearing and safekeeping expenses. The actual savings is greater than 20% in light of the 37% increase in overall trade transaction volume for the nine months ended September 30, 1996 over the same period in 1995.

Liquidity and Capital Resources
-------------------------------
     The Company's liquidity and financial condition remain sound at the end of the third quarter of 1996. The Company's ratio of equity to total assets decreased during the quarter, from 4.0% to 3.8% from the significant growth in assets as described above.
     Cash decreased $8.2 million of which $6.4 million was used for operations, the most significant of which was for cash and cash equivalents segregated under federal and other regulations for $96.9 million. This was offset by a $84 million net cash inflow from customers. The other significant uses of cash in operations was for the higher deposit requirements by the new depository and clearing corporation of nearly $4.8 million, and the paydown of nearly $3.5 million of accounts payable and accrued liabilities. The largest source of operating cash was from broker/dealers providing a net cash inflow of $13 million.
     The Company used cash of $1.4 million in investing activities to acquire property and equipment relating to the opening of the Boston and Miami offices, as well as the development of the JB Oxford Internet Investment Center. Currently, the Company has no significant commitment for capital expenditures. Cash of $389,000 was used in financing activities in payment of principle on subordinated debentures and dividends on preferred stock.

Recent Expansions and Developments
----------------------------------
     JBOC introduced the JB Oxford Internet Investment Center in August 1996 as an on -line product providing a complete menu of financial services to customers. During the third quarter, the daily number of orders processed by JBOC's electronic products more than doubled to between 800-1000. Management continues to believe that JBOC's electronic trading products, JB On-line, Telephone Trader and the JB Oxford Internet Investment Center, coupled with traditional broker-related deep discount services, will enable JBOC to meet the growing needs of investors both domestically and internationally. JBOC currently receives orders over the Internet from customers in Europe and the Far East and is currently in the process of opening representative offices in Taiwan, Hong Kong and Beijing. Access to the Internet is available at http://www.jboxford.com.
     In October 1996, Management appointed Felix A. Oeri as Head of International Operations of JBOC. Mr. Oeri has been associated with the Company as a shareholder since 1994, and currently sits on the Board of Directors. Mr. Oeri is also the Chairman and CEO of Oeri Finance Inc., a Swiss financial institution and trust company. Mr. Oeri has over 30 years experience with international finance, banking and securities institutions, and is a former member of Grosser Rat des Kantons Basel-Stadt (Cantonal Parliament). Mr. Oeri will continue to be based in JBOC's Basel, Switzerland office where his reputation in the European marketplace will assist the Company in further development of the Company's international customer base. Management believes that the European investors' appetite for investing in US securities is on the rise. JBOC's low commission schedule, innovative on-line trading products, and timely execution of trades position JBOC to be a leader in this newly emerging deep discount arena overseas.
     During the third quarter, the Company continued to incur certain expenses, primarily legal, in connection with winding down the affairs of RKSI, its non-operating subsidiary. Management believes that the affairs of RKSI should substantially be wound down by the end of the first quarter of 1997. Additional factors which contributed to a decrease in earnings for the current quarter as compared to the same quarter in 1995 include increased expenditures for advertising and promotion as well as for communications and technology associated with the JBOC's on-line products. While the Company has sacrificed current earnings to invest in technology, Management believes this expansion is fundamental to JBOC's future business prospects. The continued increase in revenues is a positive indicator, Management believes, that the objectives of the Company's business plan are being met.
     Management has decided to wind down JBOC's Capital Markets Division in line with its current strategy of focusing primarily on its core businesses of online and broker-related discount brokerage and correspondent clearing.


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

Adams, et al. vs. OTRA Clearing, Inc., et al.
---------------------------------------------
Case No. 626182
     This matter was filed in the San Diego County Superior Court in July 1990. The plaintiffs alleged that OTRA Clearing, Inc. knowingly cleared unregistered securities for its former correspondent broker Hamilton Williams. Plaintiffs dismissed with prejudice all claims against OTRA Clearing, Inc.

Remo Ferrari, et al. vs. Reynolds Kendrick Stratton, Inc., Robert Kendrick, et
al.
------------------------------------------------------------------------------
NASD Arbitration No. 94-00444
     In an arbitration filed with the NASD in January 1994, the claimants are a group of investors who sold short Future Communications, Inc. ("FCMI"). Claimants did not have an account with RKSI, however, they have alleged that RKSI is responsible for the damages claimants realized when their short positions in FCMI were bought in. Claimants are seeking damages in the amount of $740,000, plus punitive damages. The arbitration proceeding was stayed pending determination of whether claimants are members of the FCMI class action and bound by the settlement agreement entered therein. The court overseeing the class action has ruled that claimants are members of the class and are barred from pursuing the arbitration, and has denied claimants' motion for reconsideration of the bar ruling. Based upon the Court's ruling, the NASD has dismissed the arbitration with prejudice.

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


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     The Company held its Annual Meeting of Shareholders on August 9, 1996. The following matters were submitted to a vote of security holders at that meeting:

  1.
     Shareholders' meeting, to be held in 1997. The following individuals were so elected:

                 Stephen Rubenstein       Felix A. Oeri
                 Mitchell Wine            Gregg Herbert
                 John Broome

  2.
     independent public accountants of the Company for fiscal year ending December 31, 1996.
  3.
     compensations, acts, decisions, proceedings, elections and appointments of the Board of Directors, as taken by the Board, since the last Shareholders' Meeting, September 29, 1995.

ITEM 5.   OTHER INFORMATION

     There have been no matters that require disclosure under this item.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed with this report as required by Item 601 of Regulation S-K:

         Exhibit No.  Description
         -----------  ----------------------------------
         11           Computation of Earnings Per Share
(b) During this quarter, there were no events as required to be reported on Form 8-K.

                                  EXHIBIT 11
                  JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE
                                 (UNAUDITED)
                                                  For The Nine Months Ended
                                                        September 30,
                                               -----------------------------
                                                    1996            1995
                                               --------------  --------------
PRIMARY EARNINGS PER SHARE
 Net income                                    $   3,221,408   $   2,346,215
 Preferred stock dividends                          (165,151)            --
                                               --------------  --------------
 Net income for primary earnings               $   3,056,257   $   2,346,215
                                               ==============  ==============
 Weighted average common shares outstanding        8,687,778       7,265,299
 Weighted average options outstanding              1,875,177       1,721,692
 Stock acquired with proceeds                       (688,880)       (821,191)
                                               --------------  --------------
 Weighted average common shares and
  equivalents outstanding                          9,874,075       8,165,800
                                               ==============  ==============
 Primary Earnings Per Share                    $        0.31   $        0.29
                                               ==============  ==============

FULLY DILUTED EARNINGS PER SHARE
 Net income                                    $   3,221,408   $   2,346,215
 Interest on convertible debentures, net of
  income tax                                         182,474         173,417
                                               --------------  --------------
 Net Income for fully diluted earnings         $   3,403,882   $   2,519,632
                                               ==============  ==============
 Weighted average common shares outstanding        8,687,778       7,265,299
 Weighted average options outstanding              1,875,177       1,721,692
 Weighted average convertible debentures           4,000,000       4,140,000
 Weighted average convertible preferred stock      4,421,311       2,222,222
 Stock acquired with proceeds                       (688,880)       (821,191)
                                               --------------  --------------
 Weighted average shares common shares and
  equivalents outstanding                         18,295,386      14,528,022
                                               ==============  ==============
 Fully Diluted Earnings Per Share              $        0.19   $        0.17
                                               ==============  ==============

                                  EXHIBIT 11
                  JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE
                                 (UNAUDITED)

                                               For The Three Months Ended
                                                        September 30,
                                               ------------------------------
                                                     1996            1995
                                               --------------  --------------
PRIMARY EARNINGS PER SHARE
 Net income                                    $     890,468   $   1,494,804
 Preferred stock dividends                           (55,452)            --
                                               --------------  --------------
 Net income for primary earnings               $     835,016   $   1,494,804
                                               ==============  ==============
 Weighted average common shares outstanding        8,732,542       8,655,205
 Weighted average options outstanding              1,834,355       1,721,692
 Stock acquired with proceeds                       (832,069)       (821,191)
                                               --------------  --------------
 Weighted average common shares and
  equivalents outstanding                          9,734,828       9,555,706
                                               ==============  ==============
 Primary Earnings Per Share                    $        0.09   $        0.16
                                               ==============  ==============

FULLY DILUTED EARNINGS PER SHARE
 Net income                                    $     890,468   $   1,494,804
 Interest on convertible debentures, net of
  income tax                                          60,010          59,807
                                               --------------  --------------
 Net Income for fully diluted earnings         $     950,478   $   1,554,611
                                               ==============  ==============
 Weighted average common shares outstanding        8,732,542       8,655,205
 Weighted average options outstanding              1,834,355       1,721,692
 Weighted average convertible debentures           4,000,000       4,140,000
 Weighted average convertible preferred stock      4,421,311       2,222,222
 Stock acquired with proceeds                       (832,069)       (821,191)
                                               --------------  --------------
 Weighted average shares common shares and
  equivalents outstanding                         18,156,139      15,917,928
                                               ==============  ==============
 Fully Diluted Earnings Per Share              $        0.05   $        0.10
                                               ==============  ==============


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JB Oxford Holdings, Inc.

Stephen M. Rubenstein
Chief Executive Officer

November 13, 1996