Form 10-K
period 1996-12-31
JB OXFORD HOLDINGS INC
filed 1997-04-01
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
               FOR THE FISCAL YEAR ENDED DECEMBER 3L, 1996
                                    OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM ______________ TO _______________
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

 Securities registered pursuant to Section 12(b) of the Act:       None
 Securities registered pursuant to Section 12(g) of the Act:
                                                            Name of each
     Title of each class                                     exchange on
                                                          which registered
Common stock, $0.01 par        8,775,205 shares                NASDAQ
value:                         outstanding at March 14,
                               1997
Non-Voting Preferred stock,    200,000 shares                    N/A
$10.00 par value:              outstanding at March 14,
                               1997

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No ___
   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K [    ].
   The aggregate market value of the voting stock held by non-affiliates of the registrant at March 14, 1997 was approximately $11,487,805; such amount computed as the average bid and asked prices of stock as of March 14, 1997.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
     Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

                                     PART I
ITEM 1.  BUSINESS
     JB Oxford Holdings, Inc. was incorporated in Delaware on March 31, 1987, and relocated its state of incorporation to Utah in 1990. The terms "Company" "Registrant" and/or "JBOH" mean JB Oxford Holdings, Inc. and its consolidated subsidiaries.
     As of March 14, 1997, the Company and its subsidiaries had approximately 340 employees. The Company considers its employee relationships to be satisfactory.
     The Company operates in a single industry segment. The only significant subsidiary of the Company is JB Oxford & Company ("JBOC"), the broker-dealer operation. No material part of the Company's consolidated revenues are received from a single customer or group of customers. The Company operates primarily in domestic markets, however the Company does have a foreign office in Basel, Switzerland which is insignificant to the financial statements taken as a whole.

General Developments
--------------------
     JB Oxford & Company ("JBOC") is a registered broker-dealer offering the following services: (i) clearing, settlement, execution, safekeeping, cash and margin account services for regional broker-dealers ("correspondents") on a fully-disclosed basis; (ii) discount brokerage services to the investing public through its registered representatives; (iii) electronic and telephonic trading services.
     During fiscal year 1996, Management continued the steady implementation of a significant capital and business restructuring of the Company that began in 1994. The Company significantly improved its capital position during 1996 by generating net profits and concluding certain transactions that had the cumulative effect of increasing shareholders equity at December 31, 1996 to approximately $12,358,158 as compared to shareholder equity of approximately $8,443,937 at December 1995. The Company has wound down all operations of Prolyx Data Systems, Inc. (Prolyx). This computer product marketing subsidiary was not significant to the Company's operations and its closure does not have a significant impact on the Company's earnings. Management also continues to monitor the winding down of prior Reynolds Kendrick Stratton, Inc. ("RKSI") operations.
                Clearing Brokerage Services/Trading & Execution
     The clearing division continued to grow in 1996 spurred by increased advertising and promotion of the clearing brokerage services. As of March 14, 1997, JBOC provided clearing services for 30 correspondents, a 30% increase over the number of correspondents serviced in 1995. JBOC will continue to grow this area of business on a controlled basis. JBOC is a member of three major clearing mechanisms for the securities clearing industry: Depository Trust Company (DTC); National Securities Clearing Corporation (NSCC); and the Options Clearing Corporation (OCC). Membership has enabled JBOC to settle transactions more efficiently and at greater cost savings. These memberships also allow JBOC to utilize the latest technologies available to enhance the Company's current clearing and execution services.
     JBOC's clearing business derives a portion of its income from interest generated on individual customer margin accounts. A margin account allows the customer to deposit less than the full cost of the security purchased while JBOC lends the balance of the purchase price to the customer secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions ranging from .25% below to 2.25% above the broker call rate, which is the rate at which JBOC can generally obtain financing using the margined securities and firm securities as collateral. As of December 31, 1996, JBOC had approximately 4,000 active margin accounts which had total debit balances of approximately $206,000,000. This reflects an increase of $78,000,000, or 61%, from the 1995 year-end. In addition, pursuant to written agreements with customers, broker-dealers are permitted by SEC regulations to lend customer securities held as collateral in margin accounts. As of December 31, 1996, customer free credit balances available to JBOC approximated $210,000,000.
     In addition to financing the margin transactions by customer credit balances, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit of $12,000,000.
     During fiscal year 1996, JBOC acted as a market-maker for a number of public corporations representing a wide variety of industries. JBOC also maintains an inventory of securities in its trading account. These securities are used to facilitate sales to clients, as well as being actively traded by JBOC with an intent to generate profits.
     The following table sets forth the revenue and related number of transactions processed and the number of correspondents for the clearing brokerage services division for the past three years:

                                         Year Ended December 31
                                   1996            1995            1994
                              -------------   -------------   -------------
Clearance and Execution       $  19,452,650   $  15,581,030   $  9,710,609
Interest Income                  14,519,507      8,129,088       3,134,825
Number of Transactions           2,054,145       1,679,917       1,091,250
Processed
Correspondent Brokers-Dealers
  Under Contract at Year-end             30             23              18
                          Discount Brokerage Services
     In August 1994, JBOC inaugurated its discount securities business. The development of this new division included the recruiting and training of brokers, and the launching of a national advertising campaign utilizing both television and print media. The business has rapidly grown from its startup in 1994; approximately 3,200 trades a day are executed as of March 14, 1997.
     The deep discount retail operations are conducted out of the Beverly Hills, Dallas, New York, Boston, Miami and Basel, Switzerland offices. JBOC's deep discount business continued to expand in 1996 with the opening of the Boston and Miami offices. The Basel office serves customers in more than thirty countries with language capabilities in English, German, French and Spanish; and recently opened a courtesy desk at the main terminal in the Basel, Switzerland airport. In Beverly Hills, the specialized marketing group formed to offer discount services and financial products to the Asian community has become a profitable division of the Company.
                                 Electronic Trading
     In September 1994, JBOC unveiled its electronic securities trading business, JB On-linea. In February 1996, JBOC introduced to the market a new, Windows based version of its electronic trading product. Using this service, customers are able, through their personal computer, to trade equities and options, obtain quotes, retrieve account information and obtain research. Also, using JBOC's Telephone Tradera service, customers can trade using any touch tone telephone. Initial reaction to the introduction of JB On-linea and Telephone Tradera have been better than expected and JBOC intends to eventually introduce these products to its European customers. The growth of the Internet led Management to pursue the establishment of a Web site for JBOC. In the third quarter of 1996, JBOC introduced an electronic trading facility accessible on the Internet that enables customers to trade as well as obtain quotes and research.

Competition
-----------
     The securities industry, and the market areas in which JBOC is involved are highly competitive. Some of these competitors have substantially greater sales and assets than JBOC. Management of the Company believes that JBOC is able to compete due to its ability to provide high-quality, flexible and customer sensitive responses and services. JBOC continually upgrades its computer systems and services within each of its divisions to utilize and take advantage of the most recent technological developments. Additionally, JBOC has specialized in identifying selected markets and has emphasized the creation of long-term relationships to meet customer needs more effectively.
     While no single correspondent broker/dealer or customer represents 10% or more of the Company's consolidated revenues, the Company has several significant customers whose loss, in the aggregate, could be material to JBOC. The Company believes that the likelihood of losing all such customers is remote.

Securities Industry Practices
-----------------------------
     JBOC is registered with the SEC and the NASD and is a member of the following organizations: Chicago Stock Exchange, Pacific Stock Exchange,
Cincinnati Stock Exchange, DTC, NSCC, OCC and NASD.   JBOC is registered as a
securities broker-dealer in all 50 states and the District of Columbia. JBOC is also a member of the Securities Investors Protection Corporation ("SIPC"), which provides JBOC's customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. JBOC has also acquired an additional $10 million in insurance coverage through Lloyds of London as added protection for individual customer's securities, covering all clients of JBOC's fully-disclosed correspondents and discount customers.
     JBOC and the securities industry in the United States are subject to regulation by Federal and State laws. The SEC is the Federal agency charged with administration of the Federal Securities Laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic reviews of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker/dealers.

Business Risks
--------------
     Retail broker/dealers with clearing operations, such as JBOC, are exposed to risks which exceed the simple risk of loss of business due to the loss of retail customers and/or correspondents. Broker-dealers engaged in the clearing operations for other correspondent broker/dealers are exposed to losses beyond the loss of business in the event that the correspondent fails. These risks result where the total assets, securities held in inventory and cash of the failed correspondent are insufficient to cover the unpaid customer debits, together with losses which may be generated in the correspondent's trading account. JBOC has established procedures to timely review a correspondent's inventory and assess JBOC's exposure to unpaid inventory positions and to monitor each correspondent's daily activity in a continuing effort to prevent such losses in the event of a correspondent's failure. Management of JBOC has taken steps to assure that the correspondent's inventory account is fully-paid, in an effort to increase JBOC's financial security and provide added financial protection. JBOC monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or to reduce positions when necessary. The Company also requires cash deposits from correspondents which mitigate losses from their activities.
     However, areas outside the control of Management of JBOC and which affect the securities market, such as severe down-turns or declines in market activity, may cause added financial exposure. This is particularly true with regard to the receivables which are carried in customers' margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loan would exceed such value. While JBOC is authorized to liquidate the securities and to utilize the correspondent's account balances to cover any short-fall, in a worse case scenario, such collateral may not be sufficient to cover all losses.

Net Capital Requirements
------------------------
     Every broker/dealer doing business with the public is subject to the Uniform Net Capital Rule (the "Rule"), promulgated by the SEC (Rule 15c3-1), which establishes minimum net capital requirements for such broker/dealers. The Rule is designed to measure financial integrity and liquidity in order to assure the broker/dealer's financial stability within the securities market. JBOC is a registered broker/dealer and is subject to the Rule.
     In computing net capital under the Rule, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a firm's position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with the Rule could require intensive use of capital and could limit JBOC's ability to pay dividends to the Company, which in turn could limit the Company's ability to pay dividends to its shareholders. JBOC has, at all times, been in compliance with the Rule.
Failure to comply with the Rule would require the Company to infuse additional capital into the broker/dealer and may subject the broker/dealer to certain restrictions which may be imposed by the SEC, the NASD and other regulatory bodies. Moreover, in the event that the Company could not or elected not to infuse the additional capital or otherwise bring the broker/dealer into compliance, the broker/dealer would ultimately be forced to cease operations.
     At December 31, 1996, JBOC has elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below five percent of aggregate debits. At December 31, 1996, JBOC had net capital of $12,222,510, which was 5.8% of aggregate debit balances and $7,986,964 in excess of the minimum amount required. At December 31, 1995, JBOC had net capital of $12,494,561, which was 8.6% of aggregate debit balances and $9,598,267 in excess of the minimum amount required. JBOC has agreed with the NASD to maintain excess net capital of not less than $2,500,000.
ITEM 2.  PROPERTIES
     The principal offices of the Company and JBOC are located at 9665 Wilshire Blvd., 3rd Floor, Beverly Hills, California 90212. As of March 14, 1997, the Company and its subsidiaries conduct their operations from and have their administrative offices at the following locations:

                                 Area
Location                      (Sq. Feet) Principal Use  Owned Or Leased
---------------------------- ---------   -------------   --------------
9665 Wilshire Blvd., 3rd, 8th                            Leased to
Floors Beverly Hills, CA       19,263    JBOH and JBOC   Oct. 2002

9665 Wilshire Blvd., 2nd
Floor Beverly Hills, CA         3,459    JBOC            Month to Month

5221 N. O'Connor Rd, Suite                               Leased to
800 Irving, Texas               8,856    JBOC            Sept. 1998

Peter Merian-Strasse 50
Basel, CH-4002 Switzerland      1,880    JBOC            Month to Month

One Exchange Plaza, 19th                                 Leased from
Floor                           7,023    JBOC            June 1995 to
New York, NY                                             June 2006

801 Brickell Ave. Suite 2450                             Leased from Feb
Miami, FL                       6,993    JBOC            1996 to Feb
                                                         2003
     The Company's office and the offices and facilities of its subsidiaries are considered by management to be generally suitable and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS
     The Company and/or its subsidiaries are a party to a number of pending legal or administrative proceedings, of which those identified below, may, in the opinion of Management of the Company, after consultation with counsel, have a substantial impact upon the Company. All of the legal and administrative proceedings have arisen in the conduct of its business. Previously reported matters which have been resolved are also discussed below.

Robert F. Smith vs. Reynolds Kendrick Stratton, Inc., William Stratton, Wm. Michael Reynolds, et al. NASD Arbitration No. 94-00519
--------------------------------------------------------------------------
     In an arbitration matter filed in February 1994, the claimant seeks rescission of certain sales in his customer account and damages of $750,000. The claimant alleged that RKSI and former principals breached fiduciary duties and failed to disclose material information. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

Marvin & Dorothy Frankel vs. JB Oxford & Company, JB Oxford Holdings, Inc., Reynolds Kendrick Stratton, Inc., Robert Kendrick, Wm. Michael Reynolds, et al.
------------------------------------------------------------------------------
NASD Arbitration No. 94-04075
     In an arbitration matter filed in October 1994, the claimants allege that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI; JBOH has been named as the parent company. Claimants seek damages in the amount of $482,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.

Shea & Gould vs. RKS Financial Group, Inc., et al. Case No. 95-0641
-------------------------------------------------------------------
     This is an action commenced in March 1995, in the United States District Court of New York. The claim is brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer and counter claim by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

Olde Discount Corporation vs. JB Oxford & Company   NASD Arbitration No. 95-
04710
-------------------------------------------------------------------------------
     In an arbitration matter filed in October 1995, the Claimant alleges that JB Oxford & Company induced breach of contract by former and current Olde employees, misappropriated and converted confidential and proprietary Olde information, and interfered with Olde's prospective business relationships. Claimant sought unspecified damages in excess of $10 million. The parties have entered into a Memorandum of Understanding to settle and resolve this matter, with no admission of liability and no payment of damages by either party. JBOC will reimburse to Olde a portion of costs and fees related to the action, the payment of which will have no material impact on the Company's earnings.

Rafi M. Khan vs. William R. Stratton, Walter Senior and JB Oxford & Company. NASD Arbitration No. 94-03333, consolidated with NASD Arbitration No. 95-03643, Rafi M. Khan vs. JB Oxford & Company and Reynolds Kendrick Stratton, Inc.; and NASD Arbitration No. 95-04086, Reynolds Kendrick Stratton, Inc. vs. Rafi M. Kahn.
--------------------------------------------------------------------------------
     In three arbitration matters filed in August 1994, July 1995, and August 1995, respectively, Claimant (Khan) alleged misappropriation of funds and sought indemnification for costs and damages incurred defending suits arising from his employment with Respondent (RKSI) and Respondent alleged Claimant was financially responsible for losses suffered in Claimant's customers' accounts. The three matters were consolidated, and after a full hearing, all of Claimant's claims were dropped or dismissed, and Respondent (RKSI) was awarded $2,838,500 in compensatory damages and $1,000,000 in punitive damages. RKSI has moved to confirm the arbitration award in order to pursue collection efforts. Management has reserved for those amounts it deems to be uncollectible
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of the shareholders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS
     The Company's common stock is traded in the over-the-counter market with prices quoted on the NASD's Automated Quotation System (NASDAQ) under the trading symbol "JBOH." Quotations given are from NASDAQ and represent prices between dealers exclusive of a retail mark-up, mark-down or commission. They do not necessarily represent actual transactions.

                         STOCK PRICE AND DIVIDEND DATA

                                    Month Ended
                                1-31-97    2-29-97
                               --------   --------
Price range of common stock
 High                          $   1.63   $   2.25
 Low                               1.25       1.25
 Close                             1.44       2.06

                                             Quarter Ended
                                3-31-96    6-30-96    9-30-96    12-31-96
                               --------   --------   --------   ----------
Price range of common stock
 High                          $   3.50   $   3.34   $   2.94   $   2.69
 Low                               2.25       2.75       1.75       1.28
 Close                             3.03       2.88       1.84       1.38

                                             Quarter Ended
                                3-31-95    6-30-95    9-30-95    12-31-95
                               --------   --------   --------   ----------
Price range of common stock
 High                          $   1.59   $   1.69   $   2.03   $   2.94
 Low                               1.50       1.50       1.88       2.63
 Close                             1.59       1.50       1.94       2.82

     The number of record holders of the Company's common stock as of March 14, 1997 was 168. The Company believes the number of beneficial holders of the Company's common stock as of the same date to be approximately 2,500.

Dividends
---------
     JBOH has not declared or paid cash dividends on its common stock. It is Management's position that, given the past expansion and overall business growth, it has been prudent to retain and increase its capital base. The Company does not currently anticipate paying cash dividends. Future payments of dividends will depend upon, among other factors, the Company's consolidated earnings, overall financial condition and cash requirements.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth below should be read and reviewed in conjunction with the Management's discussion and analysis, consolidated financial statements and related notes, all included under Item 7 & 8 of this report.


                            JB OXFORD HOLDINGS, INC.
                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                 (Amounts in Thousands, Except Per Share Data)

                           1996       1995        1994       1993        1992
                        ---------- ----------  ---------- ----------  ----------
INCOME STATEMENT DATA
Revenues                $   57,599 $   39,605  $   16,511 $   32,560  $   16,207
Net Income (Loss)            4,040      5,225      (7,588)    (1,807)        225
Primary Earnings              0.39       0.62       (1.33)     (0.35)       0.06
 (Loss) Per Share
Fully Diluted Earnings        0.23       0.40       (1.33)     (0.35)       0.06
 (Loss) Per Share
Dividends                      --          --         --          --         --
BALANCE SHEET DATA
Total Assets            $  330,336 $  175,764  $   87,533 $   61,785  $   39,707
Long-Term Debt               2,000      6,623         451        640         548
Liabilities (Excluding     315,978    160,697      87,681     55,155      33,365
 Long-Term)
Total Shareholders'         12,358      8,444        (599)     5,989       5,794
 Equity (Deficit)
Book Value Per Share*         1.18        .74        (.09)      1.13        1.56

* Computed using stockholders' equity less preferred stock with the result divided by total outstanding common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company and its primary subsidiary are directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities, changes in levels of customer margin accounts, free credit and stock loan and borrowed, changes in interest rates and demand for financial services, all of which have an impact on revenues from all sources. With regard to the Company's primary subsidiary, JBOC, periods of reduced market activity adversely affect profitability because income from operations decreases while certain expenses remain relatively fixed. Management believes that the Company is financially sound and that it has the ability to meet its present and future capital needs.
     The Company's financial condition continued to improve during 1996. At year end, Shareholders' Equity was approximately $12,358,000 compared to approximately $8,444,000 at December 31, 1995. Total assets at December 31, 1996 were $330,336,000, an increase of $154,572,000 or 88% over amounts at
December 31, 1995. Revenues for 1996 were $57,599,000 which represents an increase of $17,994,000 or 45%. Net income decreased from $5,225,000 to $4,040,000 or 23%.
     Management attributes the fact that net income decreased while net revenues increased to several factors. It has taken longer than anticipated for several of JBOC's discount branch offices to become profitable. This has been due primarily to unexpected delay in staffing these offices with qualified sales staff resulting in under utilization of income producing capacity while having to incur certain fixed overhead in these branches. Management has taken steps to cure this situation through aggressive recruitment and believes that all domestic branches will turn profitable by the end of the third quarter of 1997 and the Basel, Switzerland branch will turn profitable by the end of the fourth quarter of 1997. In the first half of 1996, JBOC developed and introduced to the public several electronic trading products including JB On-lineO, Telephone TraderO and the JB Oxford Internet Investment Center. During 1996, costs were incurred including vendor development, personnel, office expansion, communication and advertising without offsetting commission and net interest income as the products gained acceptance and customer assets and trading increased. The electronic trading division is currently operating at profitable levels. In the clearing division, a significant portion of clearance charges are for active day traders and are at a low charge per trade. Although total day trading tickets processed in 1996 were up over comparable trades for 1995, the average revenue per trade for 1996 for these trades was lower than for 1995 due to competitive pressures. Finally, trading during 1996 was not as profitable as in 1995.

Recent Developments and 1997 Outlook
------------------------------------
     Management has set an agenda for 1997 that encompasses devoting its resources to the areas it believes offers the best return on investment. Among these areas are the following:

      Electronic Discount Trading
      ---------------------------
      Management continues to believe that electronic trading including the Internet, touch tone phones and dedicated software is a segment of the discount market that potentially offers high return on investment. JBOC is in the process of improving and updating its Web site and dedicated software and recently introduced a new version of its Telephone TraderO to good reviews. Management believes that the keys to increasing its market share of the electronic trading customer base are price, marketing and advertising, follow through on new leads and customer service and will employ its efforts in these areas. The goal is to create a critical mass of customer accounts and assets so as to immunize, to the extent possible, this area of the business from cyclical down turns in the stock market or other negative economic events.

      Broker Related Discount Division
      --------------------------------
      JBOC has five domestic branch offices and one European branch office. There is currently available space for an additional 75-100 account executives primarily in the domestic branch offices opened in second quarter of 1996. Management of JBOC is aggressively recruiting qualified account executives and believes that it will be successful in this endeavor. Product diversification is a high priority for JBOC; fixed income products and mutual funds continue to be stressed. Additionally, JBOC anticipates it will introduce annuity and other insurance products in the second quarter of 1997.

      Clearance and Trading
      ---------------------
      JBOC currently clears the securities transactions for the customers of 30 correspondent broker-dealers as well as its own discount customers. This business continues to be profitable and JBOC will, on a select basis, seek to increase the number of correspondents it clears for. Management recognizes that this area of its business has credit and market risk associated with it and that this risk must be monitored on a day to day basis. JBOC believes that it has developed appropriate procedures to monitor and mitigate these risks. JBOC is also expanding its trading/market making capabilities which it believes is appropriate given the growth of discount and correspondent clearance businesses.

      Other
      -----
      The securities of JB Oxford Holdings, Inc. currently trades on the Small Cap Market of NASDAQ. In order for the Company to relist on the National Market System ("NMS") of NASDAQ, certain net worth requirements as well as securities trade price requirements must be met. At December 31, 1996, the Company meets the net worth requirements. When and if the securities of the Company trade at required levels in 1997, Management intends to reapply for listing on NMS.

      The loans from stockholders (Senior Convertible Notes), which at December 31, 1996 was $4,421,000, matures in September of 1997. In accordance
      with the terms of   the Note, the Noteholders and the Company have begun
      restructuring negotiations. Management believes it will be able to successfully restructure this debt without any negative financial impact. Holders of the Company's Convertible Preferred Stock in the amount of $2,000,000 have indicated to the Company their intent to convert their Preferred Stock into the common stock of the Company.

Results of Operations
---------------------

                   YEAR ENDED DECEMBER 31, 1996, COMPARED TO
                          YEAR ENDED DECEMBER 31, 1995

     Total revenue increased by $17,994,023 or 45% to $57,599,380 during 1996. The most significant change was an increase in commissions of $9,583,802. The current year's commissions were $18,814,468, compared with $9,230,666 in the prior year.
     Clearing and execution revenue increased by $3,871,620 or 25% to $19,452,650 in 1996. This revenue increase is the direct result of a 22% increase in transaction volume during 1996. The Company expects growth to continue in the correspondent clearing division in the coming year.
     The Company also experienced significant growth in the deep discount retail operation, with commission revenue up more than 100% over 1995. The Company opened additional offices in Boston and Miami during the early part of 1996.
The discount division remained profitable in 1996.
     Interest revenue increased by $6,390,419 or 79% to $14,519,507 in 1996. This increase is directly related to the success in the deep discount division. The Company offers competitive interest rates, and has been able to attract new customer balances. In addition to carrying increased customer balances, the Company earns further interest spreads by actively participating in the stock loan and borrow business.
     Other revenues increased $1,289,295 or 50% to $3,889,960 in 1996. The primary cause of this increase was $750,000 of miscellaneous charges to correspondent brokers. Additionally the Company had $138,000 in non-accountable expenses on an underwriting that was completed in 1996.
     Trading profits decreased by $3,141,113 or 77% to $922,795 in 1996. The Company restructured its trading function during 1996 in an effort to increase trading productivity.
     Total expense increased $18,527,461 or 56% to $51,391,497 during 1996. The largest variance was interest expense, which increased $4,047,127 or 92% to $8,459,118 during 1996. The percentage increase in interest expense is greater than interest income (discussed above) because the company accumulated excess customer cash and invested in reverse repurchased agreements. These instruments have less of a yield than generated from customer margin accounts.
     Commission expense increased by $3,194,279 or 66% to $8,065,588 in 1996. This compares favorably with the 104% increase in commission income discussed above. Employee compensation increased $3,299,998 or 58% to $9,013,089 in 1996. This increase results primarily from the expansion of the deep discount (additional branches) and on-line services the Company is offering. It is anticipated that employee wages and related expenses will continue this trend in the upcoming year.
     Occupancy and equipment costs increased by $1,166,609 or 70% to $2,822,846 in 1996. This increase relates to the opening of new branch offices; New York, Switzerland, Boston and Miami accounted for $666,427 of occupancy and equipment cost in 1996.
     Professional services increased $1,707,616, or 70% to $4,141,721 in 1996. Of this increase, $1,020,212 were for legal fees in the resolution of RKSI matters. The Company also incurred $740,491 more in consulting services during 1996, primarily related to public relations.
     Promotional expense increased $1,994,422, or 104% to $3,912,089 in 1996. The most significant cause of this increase relates to the new JB On-line products the Company introduced in 1996. The Company spent approximately $1,500,000 in advertising for JB On-line. The Company will monitor its advertising expenditures and the related benefits being received.
     Bad debt expense decreased by $110,661 or 7% to $1,526,049 in 1996. Approximately half of the bad debt expense relates to the resolution of RKSI and Prolyx matters. Other operating expenses increased $431,341 or 28% to $1,981,722 in 1996. This increase is due to the additional registration fees for its growing discount division and additional regulatory fees incurred.
     Other expenses such as communications, data processing costs and other operating costs have increased in relation to the increase in related business. Clearing and floor brokerage costs have decreased during 1996 by $551,445 or 21% to $2,144,686. This decrease relates to the Company changing its clearing corporation.
     Income tax expenses has increased by $651,536 or 43% primarily due to the release of the valuation allowance on the deferred tax asset of $1,115,618 in 1995 net of $500,000 in 1996. During the fourth quarter of 1996, the valuation allowance on the deferred tax asset was released as it is more likely than not that the deferred tax asset will be fully realized in 1997. The Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes, change in the valuation allowance on the deferred tax asset, and a refund related to the amendment of prior years income tax returns.

                   YEAR ENDED DECEMBER 31, 1995, COMPARED TO
                          YEAR ENDED DECEMBER 31, 1994

     Total revenue increased by $23,093,998 or 140% to $39,605,357 during 1995. The most significant change was an increase in trading profits of $7,120,082. The current year's trading profits were $4,063,908, compared with trading losses of $3,056,174 in the prior year.
     Clearing and execution revenue increased by $5,870,421 or 60% to $15,581,030 in 1995. This revenue increase is the direct result of a 71% increase in transaction volume during 1995 due to changes in the rules governing day trading and the additional correspondents obtained from a failed broker-dealer.
     The Company also experienced significant growth in the deep discount retail operation. This division was launched in August 1994 in Beverly Hills and late 1994 in Dallas. These operations became profitable in 1995 as commission revenue increased $5,399,567 or 141% to $9,230,666 in 1995. The Company also reorganized its representative office in Basel Switzerland to a branch office in the last quarter of 1995. Additionally, the Company opened an office in the Wall Street District of New York City.
     Interest revenue increased by $4,994,263 or 159% to $8,129,088 in 1995. This increase is largely due to the success in the deep discount division. The Company offers competitive interest rates, and has been able to attract new customer balances. In addition to carrying increased customer balances, the Company earns further interest spreads by actively participating in the stock loan and borrow business. During 1995, interest rates in general were higher than 1994, which also contributed to the increased interest revenues.
     Valuation revenues decreased by $1,236,319 or 100% in 1995 from 1994 because the Houlihan Valuation subsidiaries were sold in late 1994.
     Other revenues increased $945,984 or 57% to $2,600,665 in 1995. Approximately $1,000,000 of the other revenues in 1995 resulted from devalued investment securities being sold in the open market at the time of subsequent increases in value. Included in other revenues in the current year are investment banking fees of approximately $226,000 generated by the Capital Markets Group. It is anticipated that this division will experience significant growth during 1996.
     Total expense increased $6,743,193 or 26% to $32,864,036 during 1995. The largest variance was interest expense, which increased $2,780,210 or 170% to $4,411,991 during 1995. The percentage increase in interest expense is greater than interest income (discussed above) because of an effort to attract customer balances, JBOC offered very competitive rates on both debit and credit balances that reduced historical interest spreads.
     Commission expense increased by $2,447,788 or 101% to $4,871,309 in 1995. This compares favorably with the 141% increase in commission income discussed above. The percentage pay out for the deep discount operation is less than the pay out on the full service retail operation that dominated the 1994 commission expense.
     Employee compensation decreased $510,060 or 8% to $5,713,091 in 1995. This decrease results primarily from the disposition of the Houlihan Valuation subsidiaries which accounted for approximately $725,000 of the total for 1994. It is anticipated that employee wages and related expenses will increase over the next year as the Company continues to expand.

     Occupancy and equipment costs decreased by $214,062 or 11% to $1,656,237 in 1995. This decrease consists mostly of the closing of the RKSI subsidiary in July 1994, with the rent expense continuing for the balance of the year. This closure resulted in the reduction of rent in the San Francisco and Florida offices of RKSI, in the approximate amount of $300,000. Additionally, the Valuation subsidiaries incurred approximately $100,000 of rent expense in 1994.
     Promotional expense increased $496,263, or 35% to $1,917,667 in 1995. Advertising and the production of television commercials represent $1,510,955 of this expense for 1995. The Company is also focusing on more advertising in Europe for the Basel, Switzerland branch office. As new branches are opened, additional advertising funds will be budgeted to promote the development of such offices.
     Bad debt expense increased by $416,557 or 34% to $1,636,710 in 1995. Approximately half of the bad debt expense relates to resolution of RKSI class action suits. Because most of the suits are resolved, bad debt expense is expected to decline in the coming year.
     Other expenses such as communications, clearing, and data processing costs have increased in relation to the increase in related business.
Liquidity and Capital Resources
-------------------------------
     The majority of the Company's corporate assets at December 31, 1996, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. The majority of the Company's proprietary securities positions are in JBOC's trading accounts, both long and short; the majority of these positions are readily marketable and actively traded. Receivables with other brokers and dealers primarily represent current open transactions which typically settle within a few days, or stock borrow and loan transactions where the contracts are adjusted to market values weekly.
     The Company finances its business operations through funds generated through its subsidiaries business services. JBOC is subject to the net capital rules of the SEC. At December 31, 1996, JB Oxford had regulatory net capital of $12,222,510, which exceeded the minimum requirement by $7,986,964. In addition to financing the margin transactions by customer credit balances, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker/dealers and banking institutions with an aggregate borrowing limit of $12,000,000. Additionally, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on broker call and prime, with the average rates ranging from 7.25% to 8.625% at December 31, 1996.

           LIQUIDITY DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995
     The Company's cash position decreased in 1996, in the amount of $14,979,706 to $969,871. Cash used in operations amounted to $18,492,426. The most significant source of cash was the change in amounts due to/from customers in the amount of $72,353,282. In turn the most significant use of cash was the increase in cash segregated under federal regulations in the amount of $95,632,760. This relates directly to the cash provided from customers.
     The Company's operations provided cash from the net increase in amounts due to/from broker/dealers and clearing organizations of $5,059,436. The Company also generated cash from net income in the amount of $4,039,574.
     Cash provided by financing activities was $5,543,662 primarily from short term borrowing of $5,997,125 in short term borrowings. Cash used in financing activities was payments of notes payable in the amount of $328,110, and payments of preferred stock dividends in the amount of $220,603.
     The Company used cash of $2,030,942 in investing activities, all for capital expenditures. The Company's requirement for capital resources is not material to the business as a whole. The Company has no plans to open additional offices. The Company is in the process of replacing its telephone/communication system. The cost of this new system will be approximately $850,000, and will be functional in the second quarter of 1997. The Company has no other significant commitments for capital expenditures.
              LIQUIDITY DECEMBER 31, 1995 COMPARED TO DECEMBER 31, 1994
     The Company's cash position increased in 1995, increasing $15,792,593 to $15,949,577. Cash generated from operations amounted to $24,312,074. The most significant source of cash was the change in amounts due to/from brokers in the amount of $29,037,820. The Company was able to utilize the cash segregated under federal regulations as a current source of cash in the amount of $9,625,831, additionally, net income of $5,224,548 was a source of cash.
     The Company's main use of cash was to increase the net customer balances in 1995 by $22,144,670. Additionally $3,119,877 of cash was used to acquire additional marketable securities.
     Cash used in financing activities was $7,317,853 primarily for the reduction of $13,466,716 in short term borrowings. Cash provided by financing activities was in the form of notes payable which are subordinated to the claims of general creditors in the amount of $2,000,000. Additionally, there were loans from stockholders and the exercise of warrants providing $4,476,082 in cash to the Company.
     The Company used cash of $1,201,628 in investing activities, all for capital expenditures. The Company's requirement for capital resources is not material to the business as a whole. The Company planned to open two additional offices in the second quarter of 1996; Miami, and Boston. The budget for capital expenditures for these offices was estimated at $150,000 per office.
The Company had tentatively planned to open two additional offices in late 1996, in Chicago and San Francisco.
     The Company planned to continue to up-grade its communication systems in 1996. Costs to upgrade these systems is recovered over a period of one to two years, and was not deemed to be significant.

                              JB OXFORD & COMPANY
                              SHORT TERM BORROWING
                             (Amounts in Thousands)
   Category of aggregate
   short-term borrowings         a         b         c          d         e
                            ------------------- ---------- ---------- ---------
Year Ended December 31, 1996
collateralized by:
 Customer securities        $   4,497 $    7.7% $    4,497 $     746      7.4%
 Firm securities                1,500      8.4%      1,500       208      8.4%
Year Ended December 31, 1995
collateralized by:
 Customer securities        $      -- $   --    $   13,857 $   2,482      7.8%
 Firm securities                   --     --           850       375      8.0%
Year Ended December 31, 1994
collateralized by:
 Customer securities        $  12,481      7.8% $   12,481 $   6,331      6.5%
 Firm securities                  986      8.5%      2,030     1,471      7.1%

a)
b)
c)
d)
e)   Weighted average interest rate during the period
     The weighted average interest rate during the period was calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.
     Management believes that existing capital available, together with the established revolving credit lines, provides the Company with adequate financial resources to meet its capital needs at the present operating level. However, in order for the Company to assure continued growth and stability, and to protect against the potential impact which could result from the failure of any combination of its correspondent broker/dealer clients, Management is exploring additional sources of capital to increase the Company's liquidity and capital base.
     The Company has federal loss carryforwards of approximately $399,578 which expire in 2009. The tax effect of the net operating loss carryforwards has been recorded as Management believes it is more likely than not that the Company will realize this asset. Federal tax rules impose limitation on the use of net operating losses following certain changes in ownership. The Company experienced such a change in 1995, which limited the use of the federal net operating loss carryforward to $1,972,550 per year.

Impact of Inflation
-------------------
     Inflation has had a minimal impact on the operations and financial condition of the Company. The Company will continue to monitor costs and productivity constantly and will adjust prices and operations as necessary to meet inflationary impacts or market changes.

New Accounting Pronouncements
-----------------------------
     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.
     Statements of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior period earnings per share (EPS) data presented. The new standard requires a reconciliation of the numerator and denominator of the basic EPS computation
(EPS) to the numerator and denominator of the diluted EPS computation. The Company has not determined the effect of adoption on its EPS computation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                Page

Report of Independent Certified Public Accountants                 19
Consolidated Statements of Financial Condition                  20-21
 December 31, 1996 and 1995
Consolidated Statements of Operations                              22
 Years Ended December 31, 1996, 1995 and 1994
Consolidated Statements of Changes in Stockholders' Equity         23
 (Deficit)
 Years Ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows                              24
 Years Ended December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements                      25-39
Financial Statement Schedule I - Condensed Financial            44-47
 Statements (Parent Company Only)
Financial Statement Schedule II - Valuation and Qualifying         48
 Accounts





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
JB Oxford Holdings, Inc.
Beverly Hills, California

We have audited the accompanying consolidated statements of financial condition of JB Oxford Holdings, Inc. and Consolidated Subsidiaries, as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years ended December 31, 1996. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JB Oxford Holdings, Inc. and Consolidated Subsidiaries at December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                   BDO SEIDMAN, LLP

Los Angeles, California
March 25, 1997



                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                             December 31,
                                                          1996           1995
                                                     ------------   ------------
ASSETS:
Cash and cash equivalents                            $    969,871   $15,949,577
Cash segregated under federal and other regulations    95,676,462        43,702
Receivable from broker/dealers and clearing
 organizations (Net of allowance for doubtful
 accounts of $2,103,802 for both years)                 7,034,713     6,607,553
Receivable from customers
 (Net of allowance for doubtful accounts of
 $3,931,080 and $4,333,291)                           209,727,063   143,169,584
Other receivables
 (Net of allowance for doubtful accounts of
 $1,979,793 for both years)                             1,403,588       868,599
Securities owned - at market value                      5,080,146     4,587,422
Furniture, equipment, and leasehold improvements
 (At cost - net of accumulated depreciation and
 amortization of $2,792,595 and $2,011,326)             2,987,209     2,043,847
Income taxes refundable                                   849,162            --
Deferred income taxes
 (Net of valuation allowance of $0 and $500,000)          689,795     1,379,170
Clearing deposits                                       4,973,246       432,863
Other assets                                              944,866       681,975
                                                     ------------   -----------
TOTAL ASSETS                                         $330,336,121  $175,764,292
                                                     ============   ===========

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        December 31,
                                                    1996            1995
                                               -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Payable to broker/dealers and clearing       $  35,566,706   $ 30,080,110
   organizations
  Payable to customers                           262,019,997    121,583,187
  Securities sold not yet purchased - at             243,864        224,163
   market value
  Accounts payable and accrued liabilities         7,605,998      7,939,221
  Income taxes payable                                    --        621,291
  Loans from stockholders                          4,421,311      4,622,543
  Notes payable                                    6,120,087        249,840
  Loans subordinated to the claims of              2,000,000      2,000,000
   general creditors
                                               -------------   -------------
 TOTAL LIABILITIES                               317,977,963    167,320,355
 COMMITMENTS AND CONTINGENT LIABILITIES
 STOCKHOLDERS' EQUITY:
  Convertible preferred stock ($10 par value
   200,000 shares authorized; 200,000 shares
   issued and outstanding)                         2,000,000      2,000,000
  Common stock  ($.01 par value 100,000,000
   shares authorized; 8,760,205 and 8,655,205
   shares issued and outstanding)                     87,602         86,552
  Additional paid-in capital                       9,541,496      9,447,296
                                               -------------   -------------
  Retained earnings (deficit)                        729,060     (3,089,911)
                                               -------------   -------------
 TOTAL STOCKHOLDERS' EQUITY                       12,358,158      8,443,937
                                               -------------   -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 330,336,121   $175,764,292
                                               =============   =============

          See accompanying notes to Consolidated Financial Statements

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For The Years Ended December 31
                                             1996         1995          1994
                                        ------------ ------------  -----------
REVENUES:
 Clearing and execution                 $19,452,650  $ 15,581,030  $ 9,710,609
 Trading profits (losses)                   922,795     4,063,908   (3,056,174)
 Commissions                             18,814,468     9,230,666    3,831,099
 Valuation                                       --            --    1,236,319
 Interest                                14,519,507     8,129,088    3,134,825
 Other                                    3,889,960     2,600,665    1,654,681
                                        ------------ ------------  -----------
 Total Revenues                          57,599,380    39,605,357   16,511,359
                                        ------------ ------------  -----------
EXPENSES:
 Employee compensation                    9,013,089     5,713,091    6,223,151
 Commission expense                       8,065,588     4,871,309    2,423,521
 Clearing and floor brokerage             2,144,686     2,696,131    2,168,257
 Communications                           5,181,392     3,134,580    2,445,640
 Occupancy                                2,822,846     1,656,237    1,870,299
 Interest                                 8,459,118     4,411,991    1,631,781
 Data processing charges                  4,143,197     2,841,834    2,198,797
 Professional services                    4,141,721     2,434,105    3,360,230
 Promotional                              3,912,089     1,917,667    1,421,404
 Bad debts                                1,526,049     1,636,710    1,220,153
 Other operating expenses                 1,981,722     1,550,381    1,157,610
                                        ------------ ------------  -----------
 Total Expenses                          51,391,497    32,864,036   26,120,843
                                        ------------ ------------  -----------
 Income (Loss) Before Income Taxes        6,207,883     6,741,321   (9,609,484)
  Income Tax Provision (Benefit)          2,168,309     1,516,773   (2,021,102)
                                        ------------ ------------  -----------
 Net Income (Loss)                      $ 4,039,574  $  5,224,548  $(7,588,382)
                                        ===========  ===========   ===========
 Primary Net Income (Loss) Per Share           0.39          0.62        (1.33)
 Fully diluted Income (Loss) Per Share         0.23          0.40        (1.33)
 Weighted average number of shares of
  common stock & common stock
  equivalents
     Primary                               9,832,293    8,205,626    5,711,522
     Fully diluted                        18,380,780   13,478,573    5,711,522

          See accompanying notes to Consolidated Financial Statements.


                     JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                         Additional   Earnings
                     Preferred Stock      Common Stock    Paid-in      R/E
                     Shares   Amount    Shares   Amount   Capital    (Deficit)
                    ------- ---------- --------- ------- ---------- ----------
Balance at 1-1-94        --  $      -- 5,321,872 $53,219 $6,536,185 $ (600,104)
Issuance of stock        --         -- 1,111,111  11,111    988,889         --
Net Loss                 --         --        --      --         -- (7,588,382)
                    ------- ---------- --------- ------- ---------- ----------
Balance at 12-31-94      --         -- 6,432,983  64,330  7,525,074 (8,188,486)
Issuance of
  preferred stock   200,000  2,000,000
Exercise of warrants                   2,222,222  22,222  1,922,222
Net Income               --         --        --      --         --  5,224,548
Cash Dividends -
  preferred stock        --         --        --      --         --   (125,973)
                    ------- ---------- --------- ------- ---------- ----------
Balance at 12-31-95 200,000  2,000,000 8,655,205  86,552  9,447,296 (3,089,911)
                    ------- ---------- --------- ------- ---------- ----------
Exercise of warrants                   105,000     1,050     94,200
Net Income               --         --        --     --          --  4,039,574
Cash Dividends -
  preferred stock        --         --        --     --          --   (220,603)
                    ------- ---------- --------- ------- ---------- ----------
Balance at 12-31-96 200,000 $2,000,000 8,760,205 $87,602 $9,541,496    729,060
                    ======= ========== ========= ======= ========== ==========


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For The Years Ended December 31
                                             1996          1995         1994
Increase (decrease) in cash and cash
equivalents:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                      $  4,039,574  $  5,224,548 $(7,588,382)
 Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
  Depreciation and amortization              882,773       545,481     313,901
  Disposal of property and equipment         204,807            --          --
  Deferred rent                               70,079          (772)    326,797
  Provision for bad debts                  1,526,049     1,636,710   1,220,153
  Gain recognized on sale of                      --            --     (67,726)
   subsidiaries
  Changes in assets and liabilities:
  Cash segregated under federal and
    other regulations                    (95,632,760)    9,625,831  (9,669,533)
   Receivable from broker/dealers and
    clearing organizations                  (427,160)    9,884,512  (7,498,623)
   Receivable from customers             (68,083,528)  (88,697,676)(10,189,947)
   Other receivables                        (534,989)   (1,654,493)    277,402
   Securities owned                         (492,724)   (3,119,877)  1,471,536
   Clearing deposits                      (4,540,383)      (19,815)   (413,047)
   Other assets                             (262,891)     (191,780)    (84,982)
   Payable to broker/dealers and
    clearing organizations                 5,486,596    19,153,308   6,619,361
   Payable to customers                  140,436,810    66,553,006  21,525,233
   Securities sold not yet purchased          19,701        63,403      12,339
   Accounts payable and accrued
    liabilities                             (403,302)    3,933,915    (213,432)
   Income taxes
   payable/refundable/deferred              (781,078)    1,375,773  (1,727,676)
Net cash provided by (used in) operating
activities                               (18,492,426)   24,312,074  (5,686,626)
                                        ------------  ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of subsidiaries                             --            --     (16,565)
 Capital expenditures                     (2,030,942)   (1,201,628)   (384,500)
                                        ------------  ------------ ------------
Net cash used in investing activities     (2,030,942)   (1,201,628)   (401,065)
                                        ------------  ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable                (328,110)     (201,246)   (188,639)
 Advances (repayments) on short term
  borrowing                                5,997,125   (13,466,716)  2,515,800
 Subordinated loans                               --     2,000,000          --
 Loans from stockholders                          --     2,531,638   2,234,905
 Issuance of stock                            95,250     1,944,444   1,000,000
 Payment of cash dividends - preferred      (220,603)     (125,973)         --
  stock
                                        ------------  ------------ ------------
Net cash provided by (used in) financing   5,543,662    (7,317,853)  5,562,066
activities
                                        ------------  ------------ ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                             (14,979,706)   15,792,593    (525,625)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                  15,949,577       156,984     682,609
                                        ------------  ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR$    969,871  $ 15,949,577 $   156,984
                                        ============  ============ ============
          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Reporting Entity:
-----------------
     The accompanying consolidated financial statements for 1996 and 1995 include the accounts of JB Oxford Holdings, Inc. ("the Company") ("JBOH"), and its wholly-owned subsidiaries, JB Oxford & Company ("JBOC"), Reynolds Kendrick Stratton, Inc. ("RKSI"); and its 90% owned subsidiary, Prolyx Data Systems, Inc. ("Prolyx"). The consolidated statements of operations and cash flows for 1994 also include the following wholly-owned subsidiaries which have been subsequently sold: Oxford Transfer and Registrar Agency, Inc. ("Oxford Transfer"); Houlihan Dorton Jones Nicolatus & Stuart Inc. ("HDJ"); Houlihan Valuation Advisors of Northern California ("HVANC"); Houlihan Valuation Advisors of Southern California ("HVASC"); Houlihan Valuation Advisors of Kansas City, Inc. ("HVAKC"); and Houlihan Valuation Advisors East ("HVAE"). The Company operates in one significant geographic and industry segment. The Company derives its revenues primarily from its correspondent clearing services, discount operation, and trading activities. No individual customer accounts for 10% or more of consolidated revenues. Intercompany balances have been eliminated in consolidation. Additionally, minority shareholders' interests are not separately presented as the amounts are not significant.
     Effective August 1994, the Company disengaged its association with the Houlihan Valuation Advisor subsidiaries. These entities have been returned to the ownership of the individual valuation personnel. While the spin-offs did not result in sales proceeds, the Company did recognize a gain of $20,823. In addition, the Company is no longer at risk for ongoing operating costs and future liabilities associated with these entities. Similarly, on May 31, 1994, the Company sold its securities transfer subsidiary, Oxford Transfer & Registrar Agency, Inc. for a gain of $46,903. None of these entities were significant to the Company's consolidated balance sheet or consolidated statement of operations.
     The Company and JBOC have their principal offices in Beverly Hills, California. JBOC's discount division has branches in Beverly Hills, CA; Irving, TX; New York, NY; Miami, FL; Boston, MA; and Basel, Switzerland.
NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Highly liquid investments are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of interest rate changes.

Security Transactions
---------------------
     Customers' security transactions are recorded on a settlement date basis with related revenue and expenses recorded on a trade date basis. Proprietary security transactions of the Company are recorded on a trade date basis.

Securities Owned
----------------
     Marketable securities are valued at quoted market value and securities not readily marketable are valued at fair value as determined by the management of the Company. Fluctuations in market value (or fair value) are included in the consolidated statement of operations.

Depreciation and Amortization
-----------------------------
     Depreciation of furniture and equipment is provided on a straight-line basis over the estimated useful lives of the property which range from three to seven years. Leasehold improvements are amortized over the lesser of the economical useful lives of the improvements or the term of the lease.

Promotional
----------
     Advertising costs are expensed as incurred.

Earnings (Loss) Per Share
-------------------------
     Primary earnings (loss) per share of common and common stock equivalents were computed by dividing net earnings (loss), after deducting the preferred dividend requirements of $220,603, $125,973 and $0 in 1996, 1995 and 1994, by
the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are options that are freely exercisable into common stock at less than market exercise prices. Common stock equivalents are not included in the weighted average number of shares when the inclusion would increase the earnings per share or decrease the loss per share.
     For 1994 options and or warrants are not included in common stock equivalents because of the anti-dilutive effect.
     Fully diluted earnings per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if the convertible debentures and convertible preferred stock were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense of $242,162, $180,428 and $0 in 1996, 1995 and 1994, net of income tax effect, applicable to the convertible debentures.

Income Taxes
------------
     Deferred income taxes represent temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Stock-Based Compensation
------------------------
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees" or SFAS 123. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.
     If SFAS 123 is not adopted related to stock-based employee compensation, SFAS 123 for footnote purposes requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the sock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Use of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Reclassifications
-----------------
     Certain reclassifications have been made to the 1995 financial statements to conform with presentation in the 1996 financial statements.

New Accounting Pronouncements
-----------------------------
     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.
     Statements of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior period earnings per share (EPS) data presented. The new standard requires a reconciliation of the numerator and denominator of the basic EPS computation
(EPS) to the numerator and denominator of the diluted EPS computation. The Company has not determined the effect of adoption on its EPS computation.
NOTE 3.   CASH AND CASH EQUIVALENTS
     Included in cash and cash equivalents are securities purchased under agreements to resell on an overnight basis in the amount of $89,506 and
$11,122,438 at December 31, 1996 and 1995.   Securities purchased are U.S.
Treasury instruments which must be at least 102% of the cash tendered. The market value of these securities are $91,296 and $11,344,887 at December 31, 1996 and 1995
NOTE 4.   CASH SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS
     Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount $93,009,301 and $0 at December 31, 1996 and 1995. Securities purchased are U.S.Treasury instruments having a market value of $94,869,487. The Company had excess funds of $1,832,767 at December 31, 1996. A deposit of $3,000,000 was made by the Company pursuant to these rules into the special reserve account on January 3, 1996, for the December 31, 1995 computation.

NOTE 5.   RECEIVABLE FROM AND PAYABLE TO BROKER/DEALERS AND CLEARING
          ORGANIZATIONS
     At December 31, amounts receivable from and payable to broker/dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

                                         1996           1995
                                   ------------   ------------
Receivable:
 Securities borrowed               $  6,304,389   $  6,309,865
 Securities failed to deliver           411,657        297,688
 Net settlements with clearing
  organizations                         318,667             --
                                   ------------   ------------
                                   $  7,034,713   $  6,607,553
                                   ============   ============
Payable:
 Securities failed to receive      $    466,483   $    352,349
 Securities loaned                   29,597,102     21,148,266
 Correspondents                       5,503,121      7,187,078
 Omnibus accounts and net
  settlements with clearing                  --      1,392,417
  organizations
                                   ------------   ------------
                                   $ 35,566,706   $ 30,080,110
                                   ============   ============
     Securities failed to deliver and failed to receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. At December 31, 1996 the market value of the securities failed to deliver was $417,754 and failed to receive was $461,493. At December 31, 1995 the market value of the market value of the securities failed to deliver was $298,577 and failed to receive was $345,465.
     The amounts receivable from and payable to clearing organizations represents securities failed to deliver and failed to receive on a continuous net settlement basis. All open positions are adjusted to market daily.
     Securities borrowed and securities loaned represent deposits made or received from other broker/dealers and relate to securities failed to deliver or failed to receive transactions. The Company also participates in the lending and borrowing of securities other than those of customers. All open positions are adjusted to market values weekly. These deposits approximate the market value of the underlying securities.
     The Company clears security transactions for correspondent broker/dealers. Settled securities and related transactions for these correspondents are included in Payable - Correspondents.

NOTE 6.   RECEIVABLE FROM AND PAYABLE TO CUSTOMERS
     Accounts receivable from and payable to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements.


NOTE 7.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
     Marketable securities owned and sold but not yet purchased consist of trading and investment securities at quoted market values, as illustrated below:

                                                     Sold, But Not
                                           Owned     Yet   Purchased
                                   ---------------   ----------------
Balances as of December 31, 1996:
 Corporate bonds, debentures, and  $        71,311   $         7,690
 notes
 Corporate stocks                        5,001,335           236,174
 Options and warrants                        7,500                --

                                   ---------------   ----------------
                                   $     5,080,146   $       243,864
                                   ===============   ===============
Balances as of December 31, 1995:

 Corporate bonds, debentures, and  $            --   $        17,471
 notes
 Corporate stocks                        4,015,855           206,692
 Options and warrants                      571,567                --
                                   ---------------   ----------------
                                   $     4,587,422   $       224,163
                                   ===============   ===============

     The Company also holds securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of the other arrangements, restrictions, or conditions applicable to the securities or to the Company. Such securities are carried at nominal value and are not material to the financial statements.
     As a part of its ongoing trading activities the Company may hold derivative financial instruments for trading purposes. These instruments consist of options and warrants and are not used as hedge instruments to reduce financial market risks. The Company does not trade futures, forward, swap or any other derivative financial instruments except options and warrants. The market value of warrants at December 31, 1996 and 1995 is $7,500 and $571,567, respectively. Trading gains or losses relating to options and warrants are not material to the operations of the Company.
NOTE 8.   NOTES PAYABLE
     JBOC maintains firm and customer financing arrangements with an aggregate borrowing limit of $12,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime and are fully collateralized by marketable securities valued at $20,651,987 at December 31, 1996. Such collateral includes $18,552,994 of customers' margin account securities and $2,098,993 of securities owned by the Company and non-customers. The Company has no outstanding borrowings collateralized by marketable securities at December 31, 1995.

At December 31, notes payable consist of the following:
                        Balance at
                        end of period    a         b             c         d
                       -------------   -----   ------------------------
1996
----
Collateralized by:
 Customer securities   $   4,497,125    7.7%    4,497,000      746,000   7.4%
 Firm securities           1,500,000    8.4%    1,500,000      208,333   8.4%
 Other                       122,962    9.5%      249,840      186,401   9.5%
                       ------------
                       $   6,120,087
                       ============
1995
----
Collateralized by:
 Customer securities   $          --      --   13,857,000    2,482,000   7.8%
 Firm securities                  --      --      850,000      375,000   8.0%
 Other                       249,840    9.5%      267,000      342,000   9.5%
                       ------------
                       $     249,840
                       ============

a)
b)
c)
d)
  by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.
     See Note 12: Related Party Transactions for disclosure relating to shareholder loans outstanding at December 31, 1996 and 1995.

NOTE 9.   LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
     The borrowings under subordinated loan agreements at December 31, 1996 and 1995, consist of three separate loans totaling $2,000,000. Each agreement carries interest at broker call plus 2%, not to exceed 9% payable monthly. All agreements are due March 31, 1998. On January 12, 1996, $1,000,000 of the above subordinated debt was assigned, for consideration, to a company controlled by a significant shareholder of the Company. The fair value of the debt approximates carrying value. The subordinated loan agreements have been approved by the NASD and are thus available in computing regulatory net capital.
NOTE 10.  CONVERTIBLE PREFERRED STOCK
     On June 5, 1995, $2,000,000 of the convertible debentures were exchanged for 200,000 shares of $10 par value non-voting convertible preferred stock. The preferred stock is convertible to common stock at the rate of $.50 per share of common stock based on the par value of the preferred stock. In accordance with a provision of the preferred stock agreement, the conversion rate changed from $0.90 to $0.50 due to an ownership change during 1996. The preferred stock currently pays a quarterly dividend of 11% which will increase periodically to a maximum of 15%. The dividends are cumulative, and the Company has certain redemption rights.

NOTE 11.  INCOME TAXES (BENEFIT)
     The income tax provision (benefit) in the Consolidated Statements of Operations consists of the following components:

                            Years Ended December 31,
                         1996          1995          1994
                   ------------  ------------  ------------
Current
  Federal          $    749,851  $    900,989  $   (359,000)
  State                 729,083       220,302            --
                   ------------  ------------  ------------
                      1,478,934     1,121,291      (359,000)
                   ------------  ------------  ------------
Deferred
  Federal               670,169       108,961    (1,255,995)
  State                  19,206       286,521      (406,107)
                   ------------  ------------  ------------
                        689,375       395,482    (1,662,102)
                   ------------  ------------  ------------
TOTAL              $  2,168,309  $  1,516,773  $ (2,021,102)
                   ============  ============  ============

     The significant components of deferred income tax expense (benefit) are as follows:
                                      Years Ended December 31,
                                   1996          1995          1994
                              ------------   ------------  ------------
Changes in:
 Temporary differences, net   $    (140,511)$    (296,705)$     (63,566)
 Federal net operating loss
   carryforwards                  1,184,336     1,452,299    (2,772,492)
 State net operating loss
   carryforwards                    125,550       355,506      (350,212)
 Valuation allowance               (500,000)   (1,115,618)    1,615,618
 Deferred tax liability              20,000            --            --
Additional refund received               --            --       (91,450)
                              ------------   ------------  ------------
                              $     689,375 $     395,482    (1,662,102)
                              ============   ============  ============


     Deferred tax assets - net included in the Consolidated Statements of Financial Condition are as follows:

                                       Year Ended December 31,
                                           1996          1995
                                      ------------- -------------
Temporary differences resulting in
 future deductible amounts            $     573,938 $     433,427
Federal net operating loss
 carryforwards                              135,857     1,320,193
State net operating loss carryforwards           --       125,550
                                      ------------- -------------
  Deferred tax assets                       709,795     1,879,170
Temporary differences resulting in
 future taxable amounts
  Deferred tax liability                    (20,000)           --
  Valuation allowance                            --      (500,000)
                                      ------------- -------------
  Deferred tax asset - net            $     689,795 $   1,379,170
                                      ============= =============
     The Company has federal loss carryforwards of approximately $399,578 which expire in 2009. The tax effect of the net operating loss carryforwards (net of a valuation allowance of $0 and $500,000 in 1996), has been recorded as Management believes it is more likely than not that the Company will realize this asset. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. The Company experienced such a change in 1995, which limited the use of the federal net operating loss carryforward to $1,972,550 per year.
     Reconciliations of the provision for income taxes (benefit) to the expected income tax based on statutory rates are as follows:

                                               Years Ended December 31,
                                             1996         1995          1994
                                        ------------ ------------  ------------
Provision (benefit)-Federal statutory
rate                                    $  2,110,680 $  2,292,050  $(3,267,225)
Increase (decrease) in income taxes
 resulting from:
  Valuation allowance                       (500,000)  (1,115,618)   1,615,618
  State taxes net of Federal tax benefit     742,240      404,479     (262,005)
  Amendment of tax return                   (102,127)          --           --
  Other                                      (82,484)     (64,138)    (107,490)
                                        ------------ ------------  ------------
                                        $  2,168,309 $  1,516,773  $(2,021,102)
                                        ============ ============  ============

NOTE 12.  RELATED PARTY TRANSACTIONS
     In March, 1995, the Company restructured 100% of its $5,031,000 demand debt to term debt in the form of senior secured convertible notes (loans from stockholders)with a thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional $2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt. The total shareholder loan outstanding at December 31, 1996 and 1995 was $4,421,311 and $4,622,543. Related interest expense for 1996, 1995 and 1994 was $403,603, $520,297 and $263,487. Due to the
related party nature and terms of the shareholder loans, the fair market value of such financial instruments cannot be estimated.
     During 1995, in connection with opening and maintaining a representative office in Switzerland, JBOC reimbursed a company controlled by a significant shareholder of the Company approximately $800,000 in expenses which are included in the consolidated statement of operations. In October 1995, the representative office became a branch office of JBOC.
NOTE 13.  OPTIONS AND WARRANTS
     In the third quarter of 1994 as part of the sale of stock to raise capital of $1,000,000, investors received 1,111,111 Series A warrants to purchase one additional share of stock at $0.85, expiring on August 1, 1996 and 1,111,111 Series B Warrants to purchase one additional share of stock $0.90 expiring on August 1, 1997. In addition, during 1994, four employees and a director received options to purchase 460,000 shares.
     In the second quarter of 1993 as part of the sale of stock to raise capital of $2,000,000, each investor received a warrant to purchase one additional share of stock at the exercise price of $1.25 for each share originally purchased; such exercise must occur within 18 months of the original investment.
     At December    31, 1996, the Company has one stock option plan, which is
described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.
     The Company has adopted a stock option plan (the "Plan") pursuant to which 453,000 shares of common stock have been reserved for issuance to officers and full-time employees of the Company. The Plan is administered by the Company's Board of Directors which determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price, which shall not be less than market value.
     SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0%; expected volatility of 26%; risk-free interest rates ranging from 5.09% to 6.89%. The weighted average fair value of options granted during 1996 and 1995 was $1.40 and $0.67
     Under the accounting provisions of SFAS 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                            For The Years Ended December 31,
                                                  1996              1995
                                           ----------------  ---------------
Net income (loss):
     As reported                           $      4,039,574  $      5,224,548
     Pro forma                                    3,871,374         5,144,148

Primary earnings (loss) per share:
     As reported                           $           0.39  $          0.62
     Pro forma                                         0.37             0.61

Fully diluted earnings (loss) per share:
     As reported                           $           0.23  $           0.40
     Pro forma                                         0.22              0.40
     Due to the fact that the company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1995 and 1996.

     A summary of the status of the Company's stock options and warrants as of December 31, 1996, 1995 and 1994 and changes during the years ending on those date is presented below:

                   December 31, 1996   December 31, 1995    December 31, 1994

                 ------------------   ------------------  --------------------
                           Weighted              Weighted             Weighted
                            average              average              average
                           exercise              exercise             exercise
                   Shares    price     Shares     price      Shares    price
                ---------  -------    ---------- --------   --------  --------
Outstanding at
 beginning of
 year           1,956,692  $  1.05    2,552,222  $  0.90   2,100,000  $   1.25
Granted           420,000     2.30    1,626,692     1.03   2,682,222      0.91
Exercised        (105,000)    1.05   (2,222,222)    0.88          --      1.20
Forfeited              --  --                --  --       (2,230,000)     1.24
                ---------            ----------           ----------
                       --
Outstanding at
 end of year    2,271,692     1.77    1,956,692     1.05   2,552,222      0.90
                =========            ==========           ==========
Options
 exercisable at
 year-end       2,221,692     1.25    1,881,692     1.01   2,552,222      0.90

     Information relating to stock options and warrants at December 31, 1996 summarized by exercise price are as follows:

               Options Outstanding                    Options Exercisable
             -----------------------                -----------------------
               Number      Weighted-    Weighted-      Number      Weighted-
 Exercise    Outstanding    Average      Average    Exercisable     Average
  Prices     at 12/31/96  Contractual    Exercise   at 12/31/96    Exercise
                              Life        Price                      Price
-----------  -----------  -----------  -----------  -----------   -----------
      0.50       30,000         1            0.50        30,000         0.50
      0.90    1,356,692         3            0.90     1,356,692         0.90
      1.08      295,000         5            1.08       295,000         1.08
      1.94      200,000         3            1.94       200,000         1.94
      2.25      260,000         7            2.25       210,000         2.25
      2.75       60,000         1            2.75        60,000         2.75
      2.87       35,000        10            2.87        35,000         2.87
      3.00       35,000        10            3.00        35,000         3.00
             -----------                            -----------
    Total     2,271,692         4            1.77     2,221,692         1.25
             ===========                            ===========


NOTE 14.  REGULATORY REQUIREMENTS
     JBOC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JBOC has elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below five percent of aggregate debits.
     At December 31, 1996 JBOC had net capital of $12,222,510, which was 5.8% of aggregate debit balances and $7,986,964 in excess of the minimum amount required. At December 31, 1995, JBOC had net capital of $12,494,561, which was 8.6% of aggregate debit balances and $9,598,267 in excess of the minimum amount required.

NOTE 15.  COMMITMENTS, CONTINGENT LIABILITIES AND OTHER
     The Company offers its employees participation in a 401(k) savings plan. Eligible employees are able to contribute a portion of their compensation. The Company matches 25% of these contributions up to 6% of the employees wage. Expense for 1996 and 1995 amounted to $76,917 and $17,420.
     The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which follow:
a)
  his customer account and damages of $750,000. The claimant alleged that RKSI and current and former principals breached fiduciary duties and failed to disclose material information. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
b)
  RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI; JBOH has been named as the parent company. Claimants seek damages in the amount of $482,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
c)
  New York. A claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer and counter claim by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
     The ultimate outcome of these uncertainties discussed above is unknown. Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial
statements.    Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1996, were as follows:


Year ending December 31:
  1997                              1,612,154
  1998                              1,529,253
  1999                              1,425,869
  2000                              1,429,786
  2001                              1,303,631
  Thereafter                        1,746,356
                               --------------
                               $    9,047,049
                               ==============
     The Company received certain concessions for a lease included above which is being amortized ratably over the lease term.

Rent expense was as follows:

Year ending December 31:
  1996                         $      1,185,303
  1995                                  822,873
  1994                                  969,395
     The Company has an Employee Stock Ownership Plan which covers employees of the Company. Contributions to the Plan are determined annually by the Board of Directors of the Company. No contributions have been made for the years ended December 31, 1996, 1995, and 1994.

NOTE 16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
     In the normal course of business, JBOC's customer and correspondent clearance activities involve the execution, settlement and financing of various securities and financial instrument transactions. In the event the customers or correspondents are unable to fulfill their contractual obligations, JBOC may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss.
     As a part of its normal brokerage activities, JBOC sells securities not yet purchased ("short sales") for its own account. The establishment of short positions exposes JBOC to an off-balance sheet market risk in the event prices increase, as JBOC may be obligated to acquire the securities at prevailing market prices.
     JBOC's customer securities activities are transacted on either a cash or margin basis. In a margin transaction, JBOC extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. In addition, JBOC executes and clears customer transactions involving the sale of securities not yet purchased ("short sales") and the writing of option contracts. Such transactions may expose JBOC to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy its obligations, JBOC may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.
     JBOC seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. JBOC monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or to reduce positions, when necessary. Additionally, JBOC requires clearing deposits from the correspondents.
     JBOC is a market-maker for public corporations representing a wide variety of industries whose securities are traded in the NASD's Automated Quotation System ("NASDAQ"), the NASDAQ National Market System and, to a minor extent, on the NASD Bulletin Board. JBOC selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its correspondents' clients. Market making activities may result in concentration of securities which may expose JBOC to additional off-balance-sheet risk.
     In the normal course of business, JBOC executes, as agent or principal, transactions on behalf of customers. If the agency or principal transactions do not settle because of failure to perform by either the customer or the counterparty, JBOC may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the securities are different from the contract amount of the transactions.
     JBOC does not anticipate nonperformance by customers or counterparties in the above situation. JBOC's policy is to monitor its market exposure and counterparty risk. In addition, JBOC has a policy of reviewing, as considered necessary, the credit standing of each customer with which it conducts business.
     JBOC arranges secured financing by pledging securities owned and unpaid customer securities for short term borrowings, securities loaned and to satisfy margin deposits of clearing organizations. JBOC also actively participates in the borrowing and lending of securities. In the event the counterparty in these and other securities loaned transactions is unable to return such securities pledged or repay the deposit placed with them, JBOC may be exposed to the risks of acquiring the securities at prevailing market prices or holding collateral possessing a market value less than that of the related pledged securities.
JBOC controls the risks by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary.

NOTE 17.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                              1996        1995       1994
                                          ---------------------- -----------
 Cash paid during the year for:
  Interest                                $8,428,614 $4,457,909  $1,610,734
  Income taxes                             3,204,726    500,000         --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During 1995, $2,000,000 of the loans to stockholders was exchanged for 200,000 shares of $10 par value non-voting convertible preferred stock.
     During 1994, stock with a market value of $1,049,600 was borrowed from shareholders.
     During 1994, the company sold a subsidiary and recorded a gain on the sale of $46,903 including the cash proceeds of $32,465, issuance of a note receivable of $40,000, net of the fair value of assets sold totaling $25,562.
     During 1994, the company disposed of other subsidiaries and recorded a loss on the sale of $20,823 including cash given up of $49,030 net of the fair value of non-cash net liabilities assumed totaling $69,853.

NOTE 18.  UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION
     Below is selected quarterly financial data for each fiscal quarter during the years ended December 31, 1996 and 1995. This information should be read in conjunction with the consolidated financial statements included elsewhere herein.
                     First       Second      Third       Fourth
                    Quarter     Quarter     Quarter      Quarter      Total
                -----------  ----------- ----------- -----------  -----------
1996
----
Revenues        $ 12,904,615 $16,181,661 $14,359,206 $ 14,153,898 $57,599,380
Income before      1,946,099   1,939,843   1,515,468      806,473   6,207,883
 taxes
Net income         1,178,099   1,152,843     890,468      818,164   4,039,574
Primary earnings
 per share               .11         .11         .09          .08         .39
Fully diluted
 earnings per
 share                   .07         .07         .05          .05         .23

1995
----
Revenues        $  5,265,062 $ 8,618,339 $11,912,823 $ 13,809,133 $39,605,357
Income before         16,088   1,403,323   2,490,803    2,831,107   6,741,321
 taxes
Net income             9,688     841,723   1,494,804    2,878,333   5,224,548
Primary earnings
 per share               --          .12         .16          .28         .62
Fully diluted
 earnings per
 share                   --          .07         .10          .18         .40

     During the fourth quarter of 1996 and 1995, Management made an adjustment to the valuation allowance of the deferred tax asset of $500,000 and $1,115,618, respectively. This reduced income tax expense during this period.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     There were no changes in and or disagreements with the accountants on accounting or financial disclosures.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                    EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Items is omitted because the Company will file, within 120 days after the close of the Company's last fiscal year, a definitive proxy statement pursuant to Regulation 14A, which information, other than the section entitled "Compensation Committee Report on Executive Compensation" or matters related to such report contained therein, is incorporated herein by reference as if set out in full.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:
                                                                Page

                                                               ------
Report of Independent Certified Accountants                        19
Consolidated Statements of Financial Condition
 December 31, 1996 and 1995                                     20-21
Consolidated Statements of Operations
 Years Ended December 31, 1996, 1995 and 1994                      22
Consolidated Statements of Changes in Stockholders' Equity
 (Deficit) Years Ended December 31, 1996, 1995 and 1994            23
Consolidated Statements of Cash Flows
 Years Ended December 31, 1996, 1995 and 1994                      24
Notes to Consolidated Financial Statements                      25-39
Financial Statement Schedule I - Condensed Financial
 Statements (Parent Company Only)                               44-47
Financial Statement Schedule II - Valuation and Qualifying
 Accounts                                                          48

Listed below are exhibits as required by Item 601 of Regulation S-K:
Exhibit No     Description
----------     -----------
3.1 Articles of Incorporation of JBOH, as amended, October 16, 1990 (incorporated herein by reference to Exhibit 1 of JBOH's Current Report on Form 8-K, dated October 30, 1990, filed with the Commission).
3.2 By-Laws of JBOH, as amended, October 16, 1990 (incorporated herein by reference to Exhibit 1 of JBOH's Current Report on Form 8-K dated October 30, 1990, filed with the commission).
10.1 * Executive Employment Agreement between OTRA Clearing, Inc. and William R. Stratton, dated March 31, 1987 (incorporated herein by reference to Exhibit 7 of JBOH's Form S-18, Registration Statement No. 33-14002LA, filed with the Commission).
10.2 Office Building Lease between First Interstate Bank of Utah and Frank K. Stuart & Associates Inc., dated December 3, 1987, for HDJ Salt Lake City, Utah office space (incorporated herein by reference to Exhibit 10.1 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1990, filed with the Commission).
10.3 Office Lease Agreement between J. Michael Martin Properties and OTRA
     Securities   Group, Inc., dated December 20, 1991, to lease Salt Lake City office space (incorporated herein by reference to Exhibit 10.1 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission).
10.4 Commercial Office Lease between One Eighty Montgomery St. and OTRA
     Securities Group, Inc., dated September 25, 1991, to   lease San Francisco
     office space (incorporated herein by reference to Exhibit 10.2 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission).
10.5 Standard Office Lease between St. George Beverly Hills, Inc. and OTRA Clearing, Inc., dated January 31, 1992, to lease Beverly Hills office space (incorporated herein by reference to Exhibit 10.3 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission).
10.6 Data Service Agreement between Securities Industry Software Corp. and OTRA Clearing, Inc., dated June 8, 1992 (incorporated herein by reference to
     Exhibit 10 of JBOH's Quarterly Report on Form 10-Q for the period ended June 30, 1992, filed with the Commission).
10.7 Lease Agreement between Denver-Place Associates Ltd. Partnership and Reynolds Kendrick Stratton, Inc. dated Oct. 22, 1987, for Denver office space (incorporated herein by reference to Exhibit 10.2 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1987).
10.8 Lease Agreement between T-Las Colinas Towers Corp. and Reynolds Kendrick Stratton, Inc., dated October 1, 1993, to lease Irving, Texas office space for Dallas area branch (incorporated herein by reference to Exhibit 10.8 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.9 * Executive Employment Agreement between JBOH and Mark M. Rossow, dated January 3, 1994 (incorporated herein by reference to Exhibit 10.9 of the JBOH Form 10-K filed with the Commission for the year ended December 31,
     1993).
10.10 * Executive Employment Agreement between JBOH and Stephen Rubenstein, dated March 23, 1994 (incorporated herein by reference to Exhibit 10.10 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.11 * Executive Employment Agreement between JBOH and Bruce A. Cole, dated March 31, 1994 (incorporated herein by reference to Exhibit 10.11 of the JBOH Form 10-K filed with the Commission for the year ended December 31,
     1993).
10.12 * Signing Bonus Agreement and Note between RKSI and Robert W. Kendrick, dated February 25, 1993 (incorporated herein by reference to
     Exhibit 10.8 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.13 Asset Purchase Agreement between RKSI and JBOC & Company, executed as of December 31, 1993 (incorporated herein by reference to Exhibit 10.13 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.14
     JBOH and RKSI, executed as of December 31, 1993 (incorporated herein by reference to Exhibit 10.8 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1993).
10.15
     Oxford & Company, executed as of June, 1995, to lease New York office space (incorporated herein by reference to Exhibit 10.1 of the JBOH Form 10-Q filed with the Commission for the quarter ended June 30, 1995).
10.16
     Limited. and JB Oxford Holdings, Inc., executed as of February 21, 1996, to lease Miami office space, (incorporated herein by reference to Exhibit
     10.16 of the JBOH Form 10-K filed with the Commission for the year ended December 31, 1995).
11.1 Computation of earnings per share, filed herewith.
18.1 Letter regarding change in certified public accountants from Deloitte & Touche to BDO Seidman, dated September 20, 1993 (incorporated herein by reference to Exhibit 1 of JBOH's Current Report on Form 8-K, dated September 24, 1993 and amended October 28, 1993, filed with the Commission).
22   List of significant subsidiaries, filed herewith.
28 Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 28 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the Commission).
* Indicates that exhibit is a management contract or compensatory plan or arrangement.

REPORTS ON FORM 8-K
     There were no events as required to be reported on Form 8-K during the fourth quarter ended December 31, 1996.


       SCHEDULE I.  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            JB OXFORD HOLDINGS, INC.
                       STATEMENTS OF FINANCIAL CONDITION
                                                          December 31,
                                                        1996          1995
                                                   ------------  ------------
ASSETS:
Cash and cash equivalents                          $    157,099  $    708,357
Investment in subsidiaries                           17,694,794    14,674,072
Income taxes refundable                                      --            --
Deferred income taxes  (Net of valuation
 allowance of $0 and $500,000)                        1,879,170     1,379,170
Other assets                                            553,611       598,882
                                                   ------------  ------------
TOTAL ASSETS                                       $ 20,284,674  $ 17,360,481
                                                   ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Accounts payable and accrued liabilities            1,278,419     2,292,363
  Net payables to subsidiaries                        1,739,085       215,310
  Income taxes payable                                  354,043       621,291
  Loans from stockholders                             4,421,311     4,622,543
  Notes payable                                         133,658     1,165,037
                                                   ------------  ------------
 TOTAL LIABILITIES                                    7,926,516     8,916,544
                                                   ------------  ------------
 COMMITMENTS AND CONTINGENT LIABILITIES
 STOCKHOLDERS' EQUITY :
  Convertible preferred stock ($10 par value
   200,000 shares authorized; 200,000 and 0 shares
   issued and outstanding)                            2,000,000     2,000,000
  Common stock  ($.01 par value 100,000,000
   shares authorized; 8,760,205 and 8,655,205
   shares issued and outstanding)                        87,602        86,552
  Additional paid-in capital                          9,541,496     9,447,296
  Retained earnings (deficit)                           729,060    (3,089,911)
                                                   ------------  ------------
 TOTAL STOCKHOLDERS' EQUITY                          12,358,158     8,443,937
                                                   ------------  ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 20,284,674  $ 17,360,481
                                                   ============  ============

           See accompanying notes to Condensed Financial Information

                            JB OXFORD HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                          For The Years Ended December 31
                                           1996          1995          1994
                                      ------------  ------------  ------------
REVENUES                                 2,119,756     2,173,421       532,373
                                      ------------  ------------  ------------
EXPENSES
 General and administrative                870,728     1,915,569     3,449,380
 Interest expense                          799,133       550,509       340,494
 Bad debt expense                         (458,472)     (178,129)      192,951
                                      ------------  ------------  ------------
 Total Expenses                          1,211,389     2,287,949     3,982,825
                                      ------------  ------------  ------------
 Income (Loss) before equity interest
 in subsidiary income                      908,367      (114,528)   (3,450,452)
 Equity interest in subsidiary
 income(loss)                            5,299,516     6,855,849    (6,159,032)
                                      ------------  ------------  ------------
 Income (Loss) Before Income Taxes       6,207,883     6,741,321    (9,609,484)
 Income Tax Provision (Benefit)          2,168,309     1,516,773    (2,021,102)
                                      ------------  ------------  ------------
 Net Income (Loss)                    $  4,039,574  $  5,224,548  $ (7,588,382)
                                      ============  ============  ============

                            JB OXFORD HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                          For The Years Ended December 31
                                           1996          1995          1994
                                      ------------  ------------  ------------
Net cash provided by (used in)
operating activities                  $    790,706  $  3,037,946  $ (1,231,886)
                                      ------------  ------------  ------------
Cash flows from investing activities:
 Investment in subsidiaries                     --    (4,000,000)   (1,409,581)
 Sale of subsidiaries                           --            --       141,581
 Capital expenditures                       16,000       (16,000)      (29,320)
                                      ------------  ------------  ------------
Net cash provided by (used in)              16,000    (4,016,000)   (1,297,320)
investing activities
                                      ------------  ------------  ------------
Cash flows from financing activities:
 Notes payable                          (1,031,379)   (2,682,169)     (694,887)
 Loans from stockholders                  (201,232)    2,531,638     2,234,905
 Issuance of stock                          95,250     1,944,444     1,000,000
 Payment of cash dividends -              (220,603)     (125,973)           --
  preferred stock
                                      ------------  ------------  ------------
Net cash provided by (used in)          (1,357,964)    1,667,940     2,540,018
financing activities
                                      ------------  ------------  ------------
Net increase (decrease) in cash and       (551,258)      689,886        10,812
 cash equivalents
Cash and cash equivalents at               708,357        18,471         7,659
 beginning of year
                                      ------------  ------------  ------------
Cash and cash equivalents at end of
year                                  $    157,099  $    708,357  $     18,471
                                      ============  ============  ============

           See accompanying notes to Condensed Financial Information


                            JB OXFORD HOLDINGS, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE 1.   BASIS OF PRESENTATION
     The parent company only financial statements present JB Oxford Holdings, Inc.' s statements of financial condition, operations and cash flows by accounting for the investment in its consolidated subsidiaries on the equity method.
     The accompanying condensed financial information should be read with the consolidated financial statements and notes to consolidated financial statements.

NOTE 2.   REVENUES
     The Company receives substantially all of its revenues from its subsidiaries. Management fees of $1,400,000 and $2,000,000 were received from JBOC in 1996 and 1995, respectively. The balance of the revenues for 1996, 1995 and 1994 consists of rents received from subsidiaries for office space and furniture and equipment.

NOTE 3. RESTRICTIONS ON THE TRANSFER OF FUNDS FROM SUBSIDIARY TO THE PARENT JBOC, as part of its normal broker/dealer activity has minimum capital requirements as imposed by regulatory agencies which restricts the amount of funds that can be transferred to the Parent Company. See Note 13 to the consolidated financial statements for discussion of these requirements.

NOTE 4.   LOANS FROM STOCKHOLDERS
     In March, 1995, the Company restructured 100% of its $5,031,000 demand debt to term debt in the form of senior secured convertible notes with a thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional $2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt.
The total shareholder loan outstanding at December 31, 1996 and 1995 was $4,421,311 and $4,622,543. Related interest expense for 1996, 1995 and 1994 was $403,603, $520,297 and $263,487.
     Future annual payments including interest required under the terms of the senior secured convertible notes are as follows:

Year ending December 31:
  1997                         $    4,421,311
                               ===============

NOTE 5.   COMMITMENTS AND CONTINGENT LIABILITIES
     The Company is a defendant in several lawsuits and arbitrations the most significant of which follows:
a)
  RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI; JBOH has been named as the parent company. Claimants seek damages in the amount of $482,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
b)
  principals breached fiduciary duties, recommended non suitable investments, fraud, failure to disclose material information, and failure to supervise. JBOH has been named as the parent company to RKSI. Claimant seeks damages in the amount of $525,000. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
c)
  New York. A claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer and counter claim by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

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

Year ending December 31:
  1997                              1,040,553
  1998                              1,086,589
  1999                              1,096,923
  2000                              1,143,693
  2001                              1,082,972
  Thereafter                          956,831
                               --------------
                               $    6,407,561
                               ==============


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        Additions
                            Balance at  charged to              Balance at
                            beginning   costs and                 end of
                            of period    expenses   Deductions    period
                           ----------- ----------- ----------- -----------
1996
-----
Allowance for:
Receivable from broker/
 dealers and clearing      $2,103,802  $       --  $        -- $ 2,103,802
 organizations
 Customer Accounts          4,333,291   1,526,049   (1,928,260)  3,931,080
 Other Receivables          1,979,796          --           --   1,979,793
 Deferred tax asset           500,000          --     (500,000)         --

1995
-----
Allowance for:
Receivable from broker/
 dealers and clearing
 organizations             $2,103,802  $       --  $        -- $ 2,103,802
 Customer Accounts          4,119,204   1,636,710   (1,422,623)  4,333,291
 Other Receivables          1,815,014     164,779           --   1,979,793
 Deferred tax asset         1,615,618          --   (1,115,618)    500,000

1994
-----
Allowance for:
Receivable from broker/
 dealers and clearing
 organizations             $2,090,859  $   12,943  $        -- $ 2,103,802
 Customer Accounts          4,103,609   1,220,153   (1,204,558)  4,119,204
 Other Receivables          1,960,014          --     (145,000)  1,815,014
 Deferred tax asset                  --   1,615,618          --   1,615,618


Deductions represent amounts written off.

                                   EXHIBIT 11
                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE

                                            For The Years Ended December 31
                                              1996         1995         1994
                                         ------------ ------------ ------------
PRIMARY EARNINGS PER SHARE
 Net income (loss)                       $  4,039,574 $  5,224,548 $ (7,588,382)
 Preferred stock dividends                   (220,603)    (125,973)          --
                                         ------------ ------------ ------------
 Net income for primary earnings         $  3,818,971 $  5,098,575 $ (7,588,382)
                                         ============ ============ ============
 Weighted average common shares
  outstanding                               8,704,235    7,615,631    5,711,522
 Weighted average options outstanding (1)   1,903,304    1,437,304           --
 Stock acquired with proceeds                (775,246)    (847,309)          --
                                         ------------ ------------ ------------
 Weighted average common shares and
  equivalents outstanding                   9,832,293    8,205,626    5,711,522
                                         ============ ============ ============
 Primary Earnings Per Share              $       0.39 $       0.62 $      (1.33)
                                         ============ ============ ============

FULLY DILUTED EARNINGS PER SHARE
 Net income (loss)                       $  4,039,574 $  5,224,548 $ (7,588,382)
 Interest on convertible debentures, net
  of income tax                               242,162      180,428           --
                                          ------------ ------------ ------------
 Net Income for fully diluted earnings   $  4,281,736 $  5,404,976 $ (7,588,382)
                                          ============ ===========  ============
 Weighted average common shares
  outstanding                               8,704,235    7,615,631    5,711,522
 Weighted average options outstanding (1)   1,903,304    1,437,304           --
 Weighted average convertible debentures    4,548,487    3,729,264           --
 Weighted average convertible preferred
  stock                                     4,000,000    1,290,715           --
 Stock acquired with proceeds                (775,246)    (594,341)          --
                                          ------------ ----------- ------------
 Weighted average shares common shares
  and equivalents outstanding              18,380,780   13,478,573    5,711,522
                                          =========== ============ ============
 Fully Diluted Earnings Per Share         $      0.23 $       0.40 $      (1.33)
                                          =========== ============ ============

(1)
   would decrease the loss per share.



                                   EXHIBIT 22

                                          State Or         Percentage
                                      Jurisdiction Of        Voting
                Name                   Incorporation       Securities
                                                        Owned By Parent
------------------------------------  ---------------   ---------------
JB Oxford & Company                     Utah                    100%
Reynolds Kendrick Stratton, Inc.        Colorado                100%
Prolyx Data Systems, Inc.               Utah                     90%
Greystone Securities                    Utah                    100%

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



JB Oxford Holdings, Inc.


Stephen M. Rubenstein                           Chief Executive Officer
Michael J. Chiodo                               Acting Chief Financial Officer

Mitchell S.T. Wine                              Director
John M. Broome                                  Director


March 29, 1997