Form 10-K/A
period 1996-12-31
JB OXFORD HOLDINGS INC
filed 1997-05-01
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
                 For the fiscal year ended December 3l, 1996
                                      OR
[]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ______________ to _______________
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

 Securities registered pursuant to Section 12(b) of the      None
 Act:
 Securities registered pursuant to Section 12(g) of the
 Act:
                                                       Name of each exchange
  Title of each class                                  on which registered

Common stock, $0.01 par       12,775,205 shares                 NASDAQ
value:                        outstanding at April 29,
                              1997

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ___
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [    ].
   The aggregate market value of the voting stock held by non-affiliates of the registrant at April 29, 1997 was approximately $16,314,765; such amount computed as the average bid and asked prices of stock as of April 29, 1997.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Listed below are the directors and executive officers of the Registrant followed by their business experience:

        Name         Age          Position              Period Served

Executive Officers
------------------
Stephen Rubenstein    53  Director, President, CEO Since March 1994
                                                   (Director since May
                                                   1994)
Mitchell S.T. Wine    39  Director, Secretary      Since August 1993
Michael J. Chiodo     39  Acting CFO               Since May 1994

Directors
---------
John Broome           64  Director                 Since 1989
Felix A. Oeri         52  Director, Chairman of    Since August 1996
                          International Sales of
                          JBOC
Gregg Herbert         42  Director                 Since August 1996


Business Experience
-------------------

STEPHEN M. RUBENSTEIN
     President and CEO of Registrant and JBOC, August 1994 to present. Chief Administrative Officer of RKSI and JBOC, March 1994 to August 1994. Financial Consultant specializing in services to financial industry participants and attorneys, June 1992 - March 1994. Managing Director, Price Waterhouse, Financial Services Industry Group, December 1990 - June 1992. Chief Operations Officer and Chief Financial Officer and Treasurer, Cantor Fitzgerald & Co., 1985
- 1990. Mr. Rubenstein holds a BS degree in Accounting from Bernard Baruch College, NYC, 1968 and is currently affiliated with AICPA, California Society of CPA's, SIA and Association of Western Securities Management.

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

FELIX OERI
     Chairman and CEO of Oeri Finance Inc., a Swiss financial institution and trust company, providing broker/dealer services for securities, foreign exchange and precious metals, July 1987 to present. From 1979 to 1987, Mr. Oeri served as Chairman and CEO of Bank Fuer Privates Eigentum BPE, Basel. Mr. Oeri served as a member of the Grosser Rat des Kantons Basel-Stadt (Parliament) and its Finance Committee from 1981 to 1991.

GREGG A. HERBERT
     Senior Vice President of Grubb & Ellis Company, Newport Beach, California, the nation's largest publicly held (NYSE) real estate services organizations, 1991 to present; various senior level marketing positions, 1981 to 1990. Previously associated with IBM Corporation in marketing from 1977 to 1980. Mr. Herbert graduated with Distinction with a B.A. in Business and Finance from Bowling Green University, Bowling Green, Ohio, 1977.

Involvement in Legal Proceedings
--------------------------------
     There are no events that occurred during the past five years for any of the above named persons that would require disclosure under this section.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
     Section 16(a) of the Securities Exchange Act requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.

     As of April 29, 1997, based on copies of such reports furnished to the Company, there were no reportable untimely filings under Forms 3,4, or 5 by persons subject to Section 16(a) of the Securities Exchange Act of 1934, except as follows: Mitchell Wine filed a late Form 4 reporting option grants; John Broome filed a late Form 4 reporting option grants; Felix A. Oeri filed a late Form 4 reporting option grants and stock sales; and Gregg Herbert filed a late Form 3 initial statement of beneficial ownership reporting option grants.

     See "Item 12. Security Ownership of Certain Beneficial Owners and Management" below for beneficial owners of more than ten percent or any other person subject to disclosure per Section 16 of the Exchange Act.

Item 11.  Executive Compensation

     The following Summary Compensation Table sets forth the annual compensation for those serving as executive officers and directors as of December 31, 1996 and compensated by the Company or any of its subsidiaries for each of the last three completed fiscal years.

                                                                 Long Term
                                 Annual Compensation            Compensation
                                                 Other Annual Options Granted
Name and Principal Year   Salary ($)  Bonus ($)  Compensation     (shares)
     Position

Stephen Rubenstein 1996     $253,605    $100,000         456         50,000
Director, CEO      1995      213,956          --          --        100,000
                   1994      150,800          --          --        100,000

Michael J. Chiodo  1996      100,000      15,000          50             --
Acting CFO         1995      102,575      26,000          --             --
                   1994      100,000          --          --             --


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

                            JB Oxford Holdings, Inc.
                     Option Grants in the Last Fiscal Year
                                    12-31-96

The following table summarizes individual grants of stock options made during the current year to each of the named executive officers.

      ( a )                       ( b )       ( c )       ( d )                   ( e )       ( h )

                                            % of Total                                     Grant Date
                                Number of    Options                                          Value
                               Securities   Grants to    Exercise   Date First Expiration
                               Underlying   Employees     Price    Exercisable    Date       Market
       Name        Grant Date    Options   during Year    ($/sh)                              Value
Stephen Rubenstein   1-1-96        25,000                    2.87     1-1-96     1-1-06       34,375
                     4-1-96        25,000                    3.00     4-1-96     4-1-06       34,375
                                   ------                                                     ------
                                   50,000          42%                                        68,750

<F1>
(a)  Name of the executive officer.
<F2>
(b)  The number of securities underlying the options granted.
<F3>
(c)  For the options granted, its % of total options granted to employees in the current year.
<F4>
(d)  Exercise price per share.
<F5>
(e)  Expiration date.
<F6>
(h)  Market value at December 31, 1996.

                                  JB Oxford Holdings, Inc.
      Aggregated Option/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values
                                          12-31-96

The following table summarizes any options exercised during the current year by each of the named executive officers, and the year-end value of unexercised options on an aggregate basis.

      ( a )             ( b )           ( c )                  ( d )                         ( e )
                        Shares          Value
                     Acquired on     Realized on      Shares Unexercised (#)       Value of Unexercised ($)
       Name            Exercise       Exercise       Exercisable/Unexercisable     Exercisable/Unexercisable
Stephen Rubenstein           --              --        200,000              --         59,000              --
                             --              --         25,000              --             --              --
                             --              --         25,000              --             --              --

<F1>
a) Name of executive officer.
<F2>
b) The number of shares received upon exercise of the option.
<F3>
c) The aggregate dollar value realized upon exercise of the option.
<F4>
d) The total number of securities underlying unexercised options and SARs held at the end of the last completed fiscal year, separately identifying the exercisable and unexercisable options and SARs.
<F5>
e) The aggregate dollar value of in-the-money, unexercised options and SARs held at the end of the fiscal year, separately identifying the exercisable and unexercised options and SARs.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is currently comprised of the following Directors who were elected to the committee on August 9, 1996. Newly elected to the committee in the current year was Gregg Herbert. All other members were re-elected.

          John Broome, Chair
          Mitchell S.T. Wine
          Gregg Herbert

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



Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth those individuals who beneficially owned more than five percent of the Company's Common Stock as of April 29, 1997. In addition, the number of shares of the Company's Common Stock beneficially owned by each director and officer, and the number of shares beneficially owned by the directors and executive officers of the Company as a group, as of April 29, 1997 are disclosed below in the same table. The information was furnished to the Company by the identified individuals and by the Company's Transfer Agent.

                               Amount and Nature of    Percent of Common
           Name              Beneficial Ownership (1) Shares Outstanding

Beneficial Owners of More Than 5%
---------------------------------
Oeri Finance Inc.                    2,402,196    (2)           17.0%
Peter Merian-Strasse 50
CH-4002 Basel, Switzerland

Felix A. Oeri                        2,602,196    (3)           18.4%
Peter Merian-Strasse 50
CH-4002 Basel, Switzerland

Executive Officers
Stephen Rubenstein                     260,000    (4)            2.0%

Directors

Mitchell S.T. Wine                     215,000    (5)            1.7%
John Broome                             55,000    (6)             --% (8)
Gregg Herbert                           50,000    (7)             --% (8)

Directors & Executive Officers as a Group
-----------------------------------------
                                     3,182,196                 21.9%

1)  All shares are common class.
2) Includes 318,750 shares which may be acquired upon exercise of options; and 1,001,44 shares which may be acquired pursuant to the terms of the Senior Secured Convertible Note.
3) Includes the amount and nature of beneficial ownership held by Oeri Finance,Inc., a company of which Mr. Oeri is a principal shareholder and 50,000 shares which may be acquired upon exercise options.
4)  Includes 250,000 shares which may be acquired upon exercise of options.
5)  Includes 55,000 shares which may be acquired upon exercise of options.
6)  Includes 55,000 shares which may be acquired upon exercise of options.
7)  Includes 50,000 shares which may be acquired upon exercise of options.
8)  Less than 1%.

Item 13.  Certain Relationships and Related Transactions

     During 1996, all transactions involving officers or directors of the Company were considered by Management to be adequately disclosed elsewhere in the 10-K as part of Note 11 to the Financial Statements.

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


April 30, 1997