Form 10-Q
period 1997-03-31
JB OXFORD HOLDINGS INC
filed 1997-05-15
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 3l, 1997
                                      OR
[]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ______________ to _______________
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

 Securities registered pursuant to Section 12(b) of the      None
 Act:
 Securities registered pursuant to Section 12(g) of the
 Act:
                                                             Name of each
    Title of each class                                    exchange on which
                                                              registered
Common stock, $0.01 par       12,775,205 shares                 NASDAQ
value:                        outstanding at May 1, 1997

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ___

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                   JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                  March 31,       December 31,
                                                     1997             1996
                                                 (Unaudited)

Assets:
Cash and cash equivalents                        $ 10,959,063     $    969,871
Cash segregated under federal and other            77,100,761       95,676,462
 regulations
Receivable from broker/dealers and clearing
 organizations (Net of allowance for doubtful
 accounts of $2,103,802 for both periods)           7,959,216        7,034,713
Receivable from customers (Net of allowance
 for doubtful accounts of $3,930.971 and
 $3,931,080)                                      260,913,750      209,727,063
Other receivables (Net of allowance for
 doubtful accounts of $1,979,793 for both
 periods)                                           1,523,904        1,403,588
Securities owned - at market value                  3,851,628        5,080,146
Furniture, equipment and leasehold
 improvements (At cost - less accumulated
 depreciation and amortization of $3,069,560
 and $2,792,595)                                    3,166,418        2,987,209
Refundable income taxes                               849,162          849,162
Deferred income taxes                                 689,795          689,795
Clearing deposits                                   5,687,899        4,973,246
Other assets                                          956,447          944,866

Total Assets                                     $373,658,043     $330,336,121



          See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                 March 31,       December 31,
                                                   1997              1996
                                                (Unaudited)

Liabilities and stockholders' equity:
 Liabilities:
  Payable to broker/dealers and clearing
   organizations                               $  62,522,810     $ 35,566,706
  Payable to customers                           283,530,638      262,019,997
  Securities sold not yet purchased - at
   market value                                       76,909          243,864
  Accounts payable and accrued liabilities         6,659,263        7,605,998
  Income taxes payable                               790,362               --
  Loans from stockholders                          4,421,311        4,421,311
  Notes payable                                       83,790        6,120,087
  Loans subordinated to the claims of
   general creditors                               2,000,000        2,000,000

 Total liabilities                               360,085,083      317,977,963

 Commitments and contingent liabilities
 Stockholders' equity:
  Convertible preferred stock ($10 par value
   200,000 shares authorized; 200,000 issued
   and outstanding for both periods)               2,000,000        2,000,000

  Common stock ($.01 par value 100,000,000
   shares authorized; 8,775,205 and
   8,760,205 shares issued and outstanding)           87,752           87,602
  Additional paid-in capital                       9,555,396        9,541,496
  Retained earnings                                1,929,812          729,060

 Total stockholders' equity                       13,572,960       12,358,158

 Total liabilities and stockholders' equity     $373,658,043     $330,336,121



          See accompanying notes to Consolidated Financial Statements

                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements Of Operations
                                  (Unaudited)


                                                For The Three Months Ended
                                                         March 31,

                                                  1997              1996

Revenues:
 Clearing and execution                         $  4,649,157     $  5,049,753
 Trading profits                                   1,364,285          280,769
 Commissions                                       5,130,440        4,105,110
 Interest                                          4,403,951        2,730,158
 Other                                                69,805          738,825

 Total Revenues                                   15,617,638       12,904,615

Expenses:
 Employee compensation                             2,355,979        1,795,814
 Commission expense                                2,130,809        1,847,175

 Clearing and floor brokerage                        591,661          528,905
 Communications                                    1,126,498        1,229,333
 Occupancy and equipment                             846,899          581,120
 Interest                                          2,716,039        1,578,041
 Data processing charges                           1,383,887        1,013,638
 Professional services                             1,029,783        1,048,568
 Promotional                                         806,041          666,914
 Bad debts                                          (96,516)          211,495
 Other operating expenses                            621,696          457,513

 Total Expenses                                   13,512,776       10,958,516

 Income Before Income Taxes                        2,104,862        1,946,099
  Income Tax Provision                               840,000          768,000

 Net Income                                       $1,264,862       $1,178,099


 Primary Net Income Per Share                          $0.13            $0.11
 Fully Diluted Income Per Share                        $0.07            $0.07
 Weighted average number of shares of common
  stock & common stock equivalents
     Primary                                       9,449,398        9,893,595
     Fully diluted                                18,109,520       16,700,558

          See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements Of Cash Flows
                                  (Unaudited)


                                            For The Three Months Ended
                                                    March 31,

                                              1997              1996

Increase (decrease) in cash and cash
equivalents:
Cash flows from operating activities:
 Net income                               $   1,264,862     $   1,178,099
 Adjustments to reconcile net income to
 cash used in operating activities:
  Depreciation and amortization                 277,035           190,736
  Deferred rent                                 (12,994)           24,487
  Provision for bad debts                       (96,516)          211,495
  Changes in assets and liabilities:
  Cash segregated under federal and other
    regulations                              18,575,701       (29,221,749)
   Receivable from broker/dealers and
    clearing organizations                     (924,503)       (1,294,483)
   Receivable from customers                (51,090,171)      (40,303,550)
   Other receivables                           (120,316)       (1,558,801)
   Securities owned                           1,228,518        (1,376,264)
   Clearing deposit                            (714,653)               --
   Other assets                                 (11,581)       (4,216,240)
   Payable to broker/dealers and clearing
    organizations                            26,956,104        11,064,686
   Payable to customers                      21,510,641        53,105,904
   Securities sold not yet purchased           (166,955)          354,346
   Accounts payable and accrued
    liabilities                                (933,741)       (3,417,529)
   Income taxes payable/receivable              790,362           111,075

Net cash provided by (used in) operating
activities                                   16,531,793       (15,147,788)

Cash flows from investing activities:

 Capital expenditures                          (456,244)         (774,796)

Net cash used in investing activities          (456,244)         (774,796)

Cash flows from financing activities:
 Repayments of notes payable                 (6,036,297)          (29,634)
 Advances (repayments) on short term                 --         3,015,063
  borrowing
 Repayments of loans from stockholders               --           (74,056)
 Issuance of common stock                        14,050                --
 Payment of cash dividends - preferred
  stock                                         (64,110)          (54,849)

Net cash provided by (used in) financing
activities                                  (6,086,357)         2,856,523

Net increase (decrease) in cash and cash
 equivalents                                  9,989,192       (13,066,061)
Cash and cash equivalents at beginning of
 year                                           969,871        15,949,577

Cash and cash equivalents at end of year  $  10,959,063     $   2,883,516



          See accompanying notes to Consolidated Financial Statements.
                   JB Oxford Holdings, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                  (Unaudited)

Note 1.   Company's Quarterly Report Under Form 10-Q
     In the opinion of Management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. The accompanying financial information should be read in conjunction with the

Company's 1996 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted.
     The Company's major subsidiary, JBOC is consolidated in the quarterly financial information as of March 28, 1997 and March 29, 1996, because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company.

Note 2.   Regulatory Requirements
     JBOC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.
     At March 31, 1997, JBOC had net capital of $13,501,304 which was 5.1% of aggregate debit balances and $8,236,314 in excess of the minimum amount required. At December 31, 1996 JBOC had net capital of $12,222,510, which was 5.8% of aggregate debit balances and $7,986,964 in excess of the minimum amount required.
     Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934 as amended. Included in the special reserve accounts are securities purchased under agreements to resell on an overnight basis in the amount of $76,200,750. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered. The Company acquired an additional $5,000,000 of these securities on April 1, 1997 pursuant to these rules.

Note 3.   Contingent Liabilities
     In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in several lawsuits and arbitration matters or have instituted legal proceedings as Plaintiffs to recover moneys owing, the most significant of which follow:
a)In an arbitration matter the claimant seeks recission of certain sales in his customer account and damages of $750,000. The claimant alleged that Reynolds Kendrick Stratton, Inc. ("RKSI" - a subsidiary which was closed in July 1994) and current and former principals breached fiduciary duties and failed to disclose material information. The ultimate outcome is not determinable at this stage and Management intends to vigorously contest this matter.
b)In an action commenced in March 1995 in the United States District Court of New York, a claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer and counter claim by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

     The ultimate outcome of these uncertainties discussed above is unknown. Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

Note 4.   Supplemental Disclosures of Cash Flow Information

                                                 For the Three Months Ended
                                                         March 31,

                                                   1997              1996
                                                (Unaudited)       (Unaudited)

 Supplemental Disclosures of Cash Flow
  Information
   Cash paid during the quarter for:
     Interest                                    $2,716,779        $1,584,401
     Income taxes                                    49,638           656,925

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition
------------------------------
     The Company's financial condition continued to improve as in past quarters, concurrent with the Company's continued growth. Total assets increased $43,321,922 or 13% during the first quarter of 1997. The largest dollar increase was in receivables from customers in the amount of $51,186,687 or 24% to $260,913,750. At March 31, 1997, receivables from customers represented 70% of the assets of the Company. Cash segregated under federal regulations decreased during the first quarter by $18,575,701 to $77,100,761. Cash and cash equivalents increased by $9,989,192 or 1030% from December 31, 1996 to March 31, 1997.
     Total liabilities increased $42,107,120 or 13% to $360,085,083. Payables to customers increased $21,510,641 or 8% to $283,530,638. At March 31, 1997,
customer payables represented 79% of the total liabilities of the Company. Payables to broker dealers increased by $26,956,104 or 76% to $62,522,810 during the quarter ended March 31, 1997. Notes payable decreased $6,036,297 to $83,790.

Comparison of Operations
------------------------
     The Company recorded net income of $1,264,862 for the quarter ended March 31, 1997, compared to $1,178,099 reported for the quarter ended March 31, 1996, an increase of $86,763.
     Total revenue increased $2,713,023 or 21% to $15,617,638 for the three months ended March 31, 1997 compared to the same three months of 1996.
     Commission revenue increased by $1,025,330 or 25% during the first quarter of 1997 compared to the first quarter of 1996. Net commissions (commission revenue less commission expense) increased $1,348,051 during the same period. The increase in commission is directly related to the 70% increase in discount transaction volume. The decrease in amounts earned per transaction results from the establishment of JB Online which has a lower commission structure. The Company will introduce a new subsidiary broker dealer in the second quarter of 1997 which will offer "no-frills" electronic trading at deep discount commission rates.
     Clearing revenue declined $400,596 or 8% during the first quarter of 1997 compared to the first quarter of 1996. This decline is the result of a reduction of amounts charged to process certain type of transactions to correspondent brokers. This change is the result of competitive forces in the market place. Clearing transaction volume in the first quarter of 1997 is up 20% over the first quarter of 1996. Payment for order flow has also declined during the first quarter of 1997, resulting in lower execution revenues.
     Interest revenue increased by $1,673,793 or 61% during the first quarter of 1997 compared to the first quarter of 1996. This increase is the result of increased customer margin balances during the first quarter of 1997 compared to 1996. Net interest income increased $1,687,912 or 223% during the first quarter of 1997 over the first quarter of 1996. Trading profits increased $1,083,516 or 386% during the first quarter of 1997 compared to the first quarter of 1996.
     The Company's total expenses increased by $2,554,260 or 23% during the first quarter of 1997 compared to the first quarter of 1996. The most significant expense increase in dollars was the interest expense, which increased $1,137,998 or 72% to $2,716,039. This increase is directly related to the increase in interest revenue discussed above.
     Salaries and other operational expenses increased concurrent with the increase in transaction volume. The most significant increase of employee compensation, $200,000, occurred in the Online division. This growth is primarily the result of Management's efforts to expand the discount division of the broker dealer subsidiary and more specifically the Online trading.
     Clearing expense had a modest increase of only $62,756 or 12% from the first quarter of 1997 compared to the first quarter of 1996. Contrasted with the increase in total ticket volume of over 30%, as discussed above, the clearing cost per transaction has been substantially reduced. This reduction is attributed to a change in the subsidiary company's clearing corporation resulting in a substantial decrease in clearing and safekeeping expenses.


Liquidity and Capital Resources
-------------------------------
     The Company's liquidity and financial condition remain sound at the end of the first quarter of 1997. The Company's equity to total assets ratio decreased slightly during the quarter, from 3.7% to 3.6%. This resulted from the growth which occurred in the assets and liabilities as described above.
     The increase in cash of $9,989,192 resulted from cash of $16,531,793 being provided from operations, compared to a usage of $15,147,788 in 1996. The largest source of cash was $26,031,601 provided from the net change in amounts due from/to broker/dealers and clearing organizations. Cash and cash equivalents segregated under federal and other regulations decreased by $18,575,701 which also provided cash to operations. The cash position of the Company remains strong Subsequent to the end of the quarter, the Company obtained a $50,000,000 equity repurchase line of credit to increase its liquidity.
     The largest use of operating cash used for customers in the amount of $29,579,530. This represents a net increase of customer receivables over customer payables.
     The Company used cash of $456,244 for investing activities involving the acquisition of property and equipment. Cash of $6,086,357 was used in financing activities, of which $6,036,297 was used for payments of notes payable.

Recent Expansions and Developments
----------------------------------
     The Company continues to pursue its electronic trading capabilities with customers. During the first quarter of 1997, JBOC signed TV actor and businessman/investor Wayne Rogers to act as spokesman for both the Company's conventional and electronic trading operations in a series of new TV and print advertising spots to begin airing in early summer. Management believes that additional advertising exposure is critical to the Company's continued growth.

     Also during the first quarter, the Company signed a cross marketing agreement with Ira Epstein & Company Futures (Discount) of Chicago ("IEC"), Illinois. JBOC will refer discount futures business to IEC, and IEC will refer discount securities business to JBOC. The referral business will be done primarily over the respective companies Internet sites and by direct mail, and is in line with JBOC's efforts to provide additional financial services to its customers.
     The Company implemented a new trading system to accommodate the JB Oxford Internet Investment CenterTM and Telephone TraderTM and an entirely new Web site home page will be introduced in May 1997. The Company has also established a new subsidiary, to begin business in the second quarter of 1997, aimed at a "no-frills," low commission electronic market.
     In April 1997 the holders of 200,000 shares of the Company's Senior Secured Convertible Preferred Stock ("Preferred Shares") converted the Preferred Shares into 4,000,000 shares of the Company's $0.01 par value Common Stock ("Common Shares"). The Preferred Shares carried a quarterly dividend payment of 11% as of the date of conversion. The effect on an annual basis is to increase fully diluted earnings per share by approximately $0.015 per share and create a cash savings of $300,000. Approximately 1,000,000 of the Common Shares issued upon conversion of the Preferred Shares are held by an affiliate of the Company who has agreed that any public resale of the 1,000,000 Common Shares in the United States will be conducted in compliance with the provisions of Rule 144 under the Securities Act of 1933 (the "Act") relating to the resale of securities held by affiliates. Management believes that the holders of the newly issued Common Shares are long-term investors who have no present intention of disposing of their holdings. Management of the Company continues to negotiate new terms with the holders of the Company's senior secured convertible debt that becomes due in September of 1997 and believes it will be able to obtain new terms favorable to the Company.

New Accounting Pronouncements
-----------------------------

     The Statement of Financial Accounting Standard Number 128 (SFAS No. 128), "Earnings Per Share" ("EPS"), issued by the Financial Accounting Standards Board is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods. The SFAS No. 128 requires restatement of all prior period EPS data presented. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
The Company has not determined the effect of adoption on its EPS calculation.


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

Marvin and Dorothy Frankel vs. Robert Kendrick, Reynolds Kendrick Stratton, Inc., et al, NASD Arbitration No. 94-04075

     In an arbitration matter filed in October 1994, the claimants allege that RKSI and former principals breached fiduciary duties, recommended non suitable investments, fraud, and failure to disclose material information. JBOC has been named as an alleged successor to RKSI. Claimants sought damages in the amount of $482,000. After a full hearing in the matter claimants were awarded $180,000.

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

Exhibit No.  Description                                            Page
11           Computation of Earnings Per Share                        11

(b) During this quarter, there were no events as required to be reported on Form 8-K.

                                   Exhibit 11
                   JB Oxford Holdings, Inc. and Subsidiaries
                       Computation of Earnings Per Share
                                  (Unaudited)


                                                      For The Three Months
                                                         Ended March 31,

                                                       1997          1996

Primary Earnings Per Share
 Net income                                          $1,264,862   $1,178,099
 Preferred stock dividends                              (64,110)     (54,849)

 Net income for primary earnings                     $1,200,752   $1,123,250


 Weighted average common shares outstanding           8,764,705    8,655,205
 Weighted average options outstanding                 1,702,192    1,970,703
 Stock acquired with proceeds                        (1,017,499)    (732,313)

 Weighted avg. common shares & equivalents
  outstanding                                         9,449,398    9,893,595


 Primary Earnings Per Share                               $0.13        $0.11

Fully Diluted Earnings Per Share
 Net income                                          $1,264,862   $1,178,099
 Interest on convertible debentures, net of income
  tax                                                    59,688       61,739

 Net Income for fully diluted earnings               $1,324,550   $1,239,838


 Weighted average common shares outstanding           8,764,705    8,655,205
 Weighted average options outstanding                 1,702,192    1,970,703
 Weighted average convertible debentures              4,548,487    4,548,487
 Weighted average convertible preferred stock         4,000,000    2,222,222
 Stock acquired with proceeds                          (905,864)    (696,059)

 Weighted avg. shares common shares & equivalents
  outstanding                                        18,109,520   16,700,558


 Fully Diluted Earnings Per Share                         $0.07        $0.07



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB Oxford Holdings, Inc.


Stephen M. Rubenstein                   Chief Executive Officer


May 15, 1997