Form 10-Q
period 1997-06-30
JB OXFORD HOLDINGS INC
filed 1997-08-14
CIK 816330

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

                                         OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ______________ to _______________


                           Commission File Number 0-16240

          JB Oxford Holdings, Inc.
          (Exact name of registrant as specified in its charter)

           UTAH                                             95-4099866
           (State of incorporation or organization)         (I.R.S. Employer
                                                             Id. No.)

           9665 Wilshire Blvd., Suite 300;  Beverly Hills, CA  90212
           (Address of principal executive offices)            (Zip Code)

           Registrant's telephone number, including area    (310) 777-8888
           code

           Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                                         Name of each exchange
        Title of each class                              on which registered

        Common stock,            12,866,205 shares                NASDAQ
        $0.01 par value:         outstanding at August 6, 1997


             Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the
          past 90 days.  Yes   X   No ___




                           PART I - FINANCIAL INFORMATION

          Item 1.   Financial Statements


                      JB Oxford Holdings, Inc. and Subsidiaries

                   Consolidated Statements of Financial Condition


                                                   June 30,    December 31,
                                                     1997          1996
                                                  (Unaudited)

          Assets:

          Cash and cash equivalents              $  2,911,488 $   969,871

          Cash segregated under federal & other
          regulations                             193,428,398  95,676,462

          Receivable from broker/dealers and
           clearing organizations (Net of
           allowance for doubtful accounts of
           $2,103,802 for both periods)            19,050,898    7,034,713

          Receivable from customers (Net of
           allowance for doubtful accounts of
           $3,930,918 and $3,931,080)             298,008,965  209,727,063

          Other receivables (Net of allowance for   2,576,135    1,403,588
           doubtful accounts of $1,979,793 for
           both periods)

          Securities owned - at market value        4,301,008    5,080,146

          Furniture, equipment and leasehold        3,284,978    2,987,209
           improvements (At cost - less
           accumulated depreciation and
           amortization of $3,397,142 and
           $2,792,595)

          Income Tax Receivable                       849,162      849,162

          Deferred income taxes                       689,795      689,795

          Clearing Deposits                         6,087,395    4,973,246

          Other assets                              1,379,785      944,866


          Total Assets                           $532,568,007  $330,336,121

            See accompanying notes to Consolidated Financial Statements.





                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                 June 30,     December 31,
                                                   1997           1996
                                                (Unaudited)


          Liabilities and stockholders' equity:

           Liabilities:

            Payable to broker/dealers and
             clearing organizations              $ 91,855,071   35,566,706

            Payable to customers                  395,196,022  262,019,997

            Securities sold not yet purchased -       997,938      243,864
             at market value

            Accounts payable and accrued           12,089,884    7,605,998
             liabilities

            Income taxes payable                      256,972           --

            Loans from stockholders                 7,821,311    4,421,311

            Notes payable                           8,527,966    6,120,087

            Loans subordinated to the claims of     2,000,000    2,000,000
             general creditors


           Total liabilities                      518,745,164  317,977,963


           Commitments and contingent liabilities


           Stockholders' equity:
            Convertible preferred stock ($10 par           --    2,000,000
             value 200,000 shares authorized;
             200,000 issued and outstanding for
             12/96)
            Common stock ($0.01 par value             128,662       87,602
             100,000,000 shares authorized;
             12,866,205 and 8,760,205 shares
             issued and outstanding)

            Additional paid-in capital             11,680,566    9,541,496

            Retained Earnings                       2,013,615      729,060


           Total stockholders' equity              13,822,843   12,358,158


           Total liabilities and stockholders'   $532,568,007 $330,336,121
           equity


             See accompanying notes to Consolidated Financial Statements





                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)




                                                   For The Six Months Ended
                                                           June 30,

                                                      1997         1996

          Revenues:

           Clearing and execution                  $ 9,762,126  $10,323,751
           Trading profits                           2,342,365      764,496
           Commissions                              11,175,128    9,940,454
           Interest                                 10,377,115    6,164,593
           Other                                       176,563    1,892,981


           Total Revenues                           33,833,297   29,086,275


          Expenses:

           Employee compensation                     4,781,081    4,270,320
           Commission expense                        4,641,703    4,411,278
           Clearing and floor brokerage              1,398,253    1,029,990
           Communications                            2,817,650    2,786,639
           Occupancy                                 1,893,947    1,236,111
           Interest                                  6,149,219    3,514,443
           Data processing charges                   2,479,210    2,122,207
           Professional services                     1,970,524    2,111,413
           Promotional                               2,350,711    1,709,452
           Bad debts                                 1,727,964    1,055,827
           Other operating expenses                  1,338,001      952,655


           Total Expenses                           31,548,263   25,200,335


           Income Before Income Taxes                2,285,034    3,885,940

            Income Tax Provision                       915,000    1,555,000


           Net Income                              $ 1,370,034  $ 2,330,940


           Primary Net Income Per Share                 $0.11         $0.22
           Fully Diluted Income Per Share               $0.08         $0.13


           Weighted average number of shares of
            common stock & common stock
            equivalents
               Primary                             11,313,396     9,920,422
               Fully diluted                       18,227,507    18,393,174



            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)




                                                 For The Three Months Ended
                                                          June 30,

                                                       1997       1996

          Revenues:

           Clearing and execution                 $ 5,112,969  $ 5,273,999
           Trading profits                            978,080      483,727
           Commissions                              6,044,688    5,835,344
           Interest                                 5,973,164    3,434,435
           Other                                      106,758    1,154,156

           Total Revenues                          18,215,659   16,181,661


          Expenses:

           Employee compensation                    2,425,102    2,474,506
           Commission expense                       2,510,894    2,564,103
           Clearing and floor brokerage               806,592      501,085
           Communications                           1,691,152    1,557,306
           Occupancy                                1,047,048      654,991
           Interest                                 3,433,180    1,936,402
           Data processing charges                  1,095,323    1,108,569
           Professional services                      940,741    1,062,845
           Promotional                              1,544,670    1,042,537
           Bad debts                                1,824,480      844,332
           Other operating expenses                   716,305      495,142


           Total Expenses                          18,035,487   14,241,818


           Income Before Income Taxes                 180,172    1,939,843

            Income Tax Provision                       75,000      787,000


           Net Income                             $   105,172  $ 1,152,843




           Primary Net Income Per Share                 $0.01        $0.11
           Fully Diluted Income Per Share               $0.01        $0.07





           Weighted average number of shares of
            common stock & common stock
            equivalents
               Primary                            13,153,671     9,909,981
               Fully diluted                       18,342,002   18,382,733


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Cash Flows
                                     (Unaudited)

                                                   For The Six Months Ended
                                                           June 30,

                                                       1997        1996

          Increase (decrease) in cash and cash
          equivalents:
          Cash flows from operating activities:
           Net income                              $ 1,370,034 $ 2,330,940
           Adjustments to reconcile net income to
           cash used in operation:
            Depreciation and amortization              604,616     392,130
            Deferred rent                              (27,440)     45,560
            Provision for bad debts                    227,964     743,887
            Changes in assets and liabilities:
            Cash segregated under federal and other
             regulations                           (97,751,936)(27,219,622)
             Receivable from broker/dealers and
              clearing organizations               (12,016,185)  1,000,000
            Receivable from customers              (88,509,866)(75,977,860)
             Other receivables                      (1,172,547) (1,037,159)
             Securities owned                          779,138     376,132
             Clearing deposits                      (1,114,149)         --
             Other assets                             (434,919) (3,858,196)

             Payable to broker/dealers and clearing
              organizations                         56,288,365  16,526,284
             Payable to customers                  133,176,025  79,450,199
             Securities sold not yet purchased         754,074     261,080
             Accounts payable and accrued
              liabilities                            4,511,326  (2,575,298)
             Income taxes payable/receivable           256,972    (524,425)

          Net cash used in operating activities     (3,058,528)(10,065,378)

          Cash flows from investing activities:
           Capital expenditures                      (902,385)  (1,083,926)
          Net cash used in investing activities      (902,385)  (1,083,926)

          Cash flows from financing activities:
           Repayments of notes payable                     --      (69,461)
           Short term borrowing                      2,407,879      10,443
           Loans from stockholders                   3,400,000          --




           Exercise of warrants                             --      72,500
           Repayments of loans from stockholders            --    (149,791)
           Issuance of common stock                    180,130          --
           Payment of cash dividends - preferred       (85,479)   (109,698)
            stock

          Net cash provided by/(used in) financing   5,902,530    (246,007)
          activities

          Net increase (decrease) in cash and cash
           equivalents                               1,941,617  (11,395,311)
          Cash and cash equivalents at the
           beginning of the period                     969,871   15,949,577

          Cash and cash equivalents at the end of
           the period                              $ 2,911,488    4,554,266


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                     Notes To Consolidated Financial Statements
                                     (Unaudited)


          Note 1.   Company's Quarterly Report Under Form 10-Q
               In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries (the Company) for the periods presented. The accompanying financial information should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted.
               The Company formed two subsidiaries, S4L and JB Oxford Insurance Services, Inc. (JBOI) during the current year. S4L commenced business at the end of the second quarter, and JBOI has not yet commenced operations.
               The Company's broker/dealer subsidiaries, JB Oxford & Company (JBOC) and Stocks4Less, Inc. (S4L), are consolidated in the quarterly financial information as of June 27, 1997 and June 28, 1996, because the last settlement Friday of each month is consistently treated as month-end. Accordingly, this is reflected in the consolidated financial statements of the Company.

          Note 2.   Derivative Financial Instruments
               As a part of its ongoing trading activities the Company may hold derivative financial instruments for trading purposes. These instruments consist of options and warrants and are not used as hedge instruments to reduce financial market risks. The Company does not trade futures, forward, swap or any other derivative financial instruments except options and warrants. Options and warrants are valued at quoted market value and options and warrants not readily marketable are valued at fair value as determined by management. Fluctuations in market value (or fair value) are included in the consolidated statement of operations.

          Note 3.   New Accounting Pronouncements
               The Statement of Financial Accounting Standard Number 128 (SFAS No. 128), _Earnings Per Share_ (_EPS_), issued by the Financial Accounting Standards Board is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods. The SFAS No. 128 requires restatement of all prior period EPS data presented. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company does not expect that the adoption will have a material effect on its EPS calculation.
               Statements of Financial Accounting Standards No. 129, _Disclosure of Information about Capital Structure_ (SFAS
          No.129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS N0. 129 to have a material effect, if any, on its financial position or results of operations.
               Statements of Financial Accounting Standards No. 130, _Reporting Comprehensive Income_ (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.
               Statements of Financial Accounting Standards No. 131, _Disclosure about Segments of an Enterprise and Related Information_ (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

          Note 4.   Loans from Shareholders
               The Company borrowed additional funds in the amount of $3,400,000 from certain shareholders during the second quarter. These loans are unsecured, due on demand, and bear interest at 8 1/4% per annum due quarterly.

          Note 5.   Convertible Preferred Stock
               On April 12, 1997 the holder exercised the conversion option. The preferred stock was converted to common stock at the rate of $.50 per share of common stock based on the par value of the preferred stock.

          Note 6.   Stockholders' Equity
               On April 12, 1997 200,000 shares of preferred stock was converted into 4,000,000 shares of $.01 par value common stock. During the six months ending June 30, 1997, 41,000 shares of common stock was issued upon the exercise of various stock options. Additionally, 65,000 shares of common stock was issued to a consultant for compensation.

          Note 7.   Regulatory Requirements
               JBOC and S4L are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.
               At June 30, 1997, JBOC had net capital of $15,411,414 which was 5.0% of aggregate debit balances and $9,266,478 in excess of the minimum amount required. At December 31, 1996 JBOC had net capital of $12,222,510, which was 5.8% of aggregate debit balances and $7,986,964 in excess of the minimum amount required. At June 30, 1997, S4L had net capital of $38,872 which was $26,615 in excess of the minimum amount required.
               Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934 as amended. Included in the special reserve accounts are securities purchased under agreements to resell on an overnight basis in the amount of $193,428,398 as of June 30, 1997. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered. The Company liquidated $2,500,000 of these securities on July 1, 1997 pursuant to these rules.

          Note 8.   Contingent Liabilities
               In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in several lawsuits and arbitration matters or have instituted legal proceedings as Plaintiffs to recover moneys owing, the most significant of which follow:

          a) In an action commenced in March 1995, in the U.S. District Court of New York, a claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. An answer and counter claim by the Company was filed asserting among other claims that the Company was overcharged for services. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

               The ultimate outcome of the uncertainties discussed above is unknown. Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.


          Note 9.   Supplemental Disclosures of Cash Flow Information

                                                  For the Six Months Ended
                                                         June 30,
                                                     1997        1996
                                                  (Unaudited)(Unaudited)
           Supplemental Disclosures of Cash Flow
            Information
             Cash paid during the period for:
               Interest                            $6,150,204 $3,446,385
               Income taxes                           658,028  2,579,425
           Supplemental schedule of noncash investing and financing activities:

             In April 1997 200,000 shares of $10
             par value non-voting convertible       2,000,000         --
             preferred stock was exchanged for
             4,000,000 shares of $0.01 par value
             common stock.





          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Special Note Regarding Forward Looking Statements

               Certain statements constitute _forward-looking statements_ within the meaning of the Private Securities Litigation Reform Act of 1995 (the _Reform Act_). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.


          Changes in Financial Condition

               The Company had significant growth in the second quarter of 1997. Total assets increased $158,909,964 or 43% from March 31,1997 and has increased $202,231,886 or 61% from the year end balances. Net assets (assets less liabilities) of the Company increased $1,464,685 to $13,822,843, or 12% from December 31,
          1996
               The most significant increase in assets was in cash segregated under federal regulations which increased $97,751,936 or 102% to $193,428,398 at June 30, 1997. Receivables from customers increased $88,281,902 or 42% to $298,008,965 during the first six months of 1997. Receivables from customers represent 56% of the Company's total assets at June 30, 1997, down from 63% at December 31, 1996. Receivables from broker/dealers and clearing organizations increased $12,016,185 or 171% to $19,050,898 during the six months ended June 30, 1997.
               Total liabilities increased $200,767,201 or 63% to $518,745,164. Payables to customers increased $133,176,025 or 51% to $395,196,022. Customer payables represent 76% of the total liabilities of the Company. Payables to broker dealers increased by $56,288,365 or 158% to $91,855,071 during the six months ended June 30, 1997. Of this increase, $52,359,334 was attributable to increases in securities loaned. Accounts payable and accrued liabilities increased by $4,483,886 or 59% during the six months ended June 30, 1997.


          Comparison of Operations

               The Company recorded net income of $1,370,034 for the six months ended June 30, 1997 compared to $2,330,940 in 1996, and net income of $105,172 for the quarter ended June 30, 1997 compared to $1,152,843 in 1996. This represents a decrease of $960,906 and $1,047,671 in earnings compared to the same periods in 1996.
               Total revenue increased $4,747,022 or 16% to $33,833,297 for the six months ended June 30, 1997 compared to the same six months of 1996. Revenues for the quarter ended June 30, 1997 increased $2,033,998 or 13% compared to the quarter ended June 30, 1996, and $2,598,021 or 17% over the trailing first quarter of 1997.
               Clearing and execution revenue decreased by $561,625 or 5% to $9,762,126 during the first six months of 1997 compared to the same period of 1996. The decrease was due to a decrease in the average price charged per transaction. Correspondent ticket volume which generates clearing and execution revenue increased by 35% in the first six months of 1997 over the same period in 1996.
               Commission revenue increased by $1,234,674 or 12% during the first six months of 1997 compared to the same period of 1996.
          Net commissions (commission revenue less commission expense) increased $1,004,249 during the same period. The increase in commission is directly related to the increase in discount transaction volume, which increased 48% over the same period for the prior year. The Capital Markets Division of JBOC completed an initial public offering transaction during the second quarter of 1996. This contributed approximately $600,000 to commission revenue during the period. The Company has discontinued this division.
               Interest revenue increased by $4,212,522 or 68% during the first six months of 1997 compared to the first six months of 1996. This increase is the result of increased customer margin balances. Net interest income increased $1,577,746 or 60% during the first six months of 1997 over 1996.
               Trading profits increased $1,577,869 or 206% during the first six months of 1997 compared to the same period in 1997.
               The Company's total expenses increased by $6,347,928 or 25% during the first six months of 1997 compared to the same period of 1996. Expenses for the quarter ended June 30, 1997 increased $3,793,669 or 27% compared to the quarter ended June 30, 1996 and $4,522,711 or 33% over the trailing first quarter of 1997.
               Commission expense increased by $230,425 or 5% to $4,641,703 during the first six months of 1997 compared to the same period of 1996. However, related commission revenue increased by 12%.
               Interest expense increased by $2,634,776 or 75% during the first six months of 1997 compared to the first six months of 1996. This increase is directly related to the increase in interest revenue described above.
               Salaries and other operational expenses have increased as a result of the increase in transaction volume and related revenue. This growth is primarily the result of management's efforts to expand JBOC's discount division, fueled by increased promotional expense of 38% over the first six months of the previous year. During the second quarter the Company also began operations in a new broker/dealer subsidiary, Stocks 4 Less, Inc. Much of this promotional expense increase is related to the startup of this new subsidiary. In a continuing effort to manage costs and maximize returns on dollars spent, Management will monitor its customer leads in relation to the advertising dollars being spent.
               Clearing expense increased $368,263 or 36% from the first six months of 1997 compared to the first six months of 1996.
          This increase relates directly to an increase in overall transaction volume which is up 40% during the first six months of 1997 over 1996.
               Bad debts expense increased by $672,137 or 38% to $1,727,964 during the first six months of 1997 compared to the same period of 1996. The most significant item was a litigation matter that was settled in the gross amount of $1,500,000.


          Liquidity and Capital Resources

               The Company's equity to total assets ratio decreased during the quarter, from 3.7 % to 2.6%. The Company's liquidity and financial condition remain sound at the end of the second quarter of 1997.
               The increase in cash of $1,941,617 resulted primarily from cash provided by financing activities of $5,902,530. This cash was obtained from loans from shareholders in the amount of $3,400,000 and an increase in short term borrowings of $2,407,879. Holders of 1,275,000 of the Company's options gave notice, effective July 7, 1997, to exercise their options into common stock, thereby increasing equity by approximately $1,147,500, and reducing the loans from shareholders by the same amount.
               Cash of $3,058,528 was used in operating activities during the first six months of 1997. The largest use of cash is the cash and cash equivalents segregated under federal and other regulations increase of $97,751,936. The cash position of the company remains strong as the Company liquidated $2,500,000 of this segregated cash on July 1, 1997.
               The largest source of operating cash was provided from net amounts due to/from customers of $44,666,159. The net amounts due to/from brokers also contributed over 44 million to the operating cash of the Company.
               The Company used cash of $902,385 for investing activities in the acquisition of property and equipment.


          Recent Expansions and Developments

               Trade volumes and revenues continued their significant growth from the first quarter into the second of 1997. Revenues for the second quarter of 1997 were $18.2 million, an increase over the trailing first quarter of $2.6 million or 17%. Total average daily trades cleared by JBOC increased in June 1997 over March 1997 by 28%. Of this increase, 79% was due to correspondent business.
               The traditional retail discount business continues to expand as does JBOC's electronic trading division, JB On-lineO. Sales of mutual funds and fixed income products continue to grow at record levels as the company continues to expand its product base. A new insurance subsidiary was recently formed in anticipation of offering annuity and other insurance related products. The Company's branch office system has room for growth and Management intends to concentrate on increasing the number of sales professionals in all branch offices by at least 50% over the next six months. In this way, the Company believes revenues can be leveraged with minimal increase in operating expenses. JBOC's on-line business continues to expand, and over 1,000 executions a day are currently being transacted. During the second quarter of 1997, the Company funded and activated a new subsidiary, Stocks4Less, Inc. (_S4L_). In order to capitalize on emerging trends in the electronic brokerage industry, S4L was established as a separate broker/dealer to provide deep, deep discount electronic trading services to retail accounts for the trading of equities and options. S4L offers services through multiple access points including the Internet (at http://www.stocks4less.com), direct modem access via a personal computer, and touch-tone telephones.
               The Company continues to build its management infrastructure to manage its growth. Al Laubenstein, former Compliance Director of JBOC, was promoted to Executive Vice President of Administration and Ian Kott, former Director of Operations of JBOC, was named Chief Operating Officer. Messrs. Laubenstein and Kott will be involved in overseeing all aspects of day-to-day operations of JBOC. Additionally, JBOC has added middle management staff to more efficiently handle operations.
               The Company believes that efficient communications and modern technology are keys to sustaining the Company's growth.
          It continues to invest in these areas. Management also believes that expanding JBOC's trading/market making capabilities will enable it to internalize more order flow as a consequence of its increased business. This has become more of an issue for JBOC as order flow rebates received from wholesalers of securities have shrunk by significant percentages due to the effect of new regulatory order handling rules. During 1997, in order to finance its growth, the Company relied primarily on increased retained earnings but Management of the Company is now investigating alternative sources of equity and debt financing.
               At a recent meeting of the Board of Directors of the Company, held in July 1997, Stephen Rubenstein resigned his position as Chairman of the Board of the Company; Mr. Rubenstein retains his title as President and Chief Executive Officer, having negotiated a new three year employment contract which will take him through April of the year 2000. In his place, Felix Oeri was named Chairman of the Board of Directors of the Company. Mr. Oeri is the Chairman of Oeri Finance Inc., the Company's largest shareholder, and heads the international brokerage business of JBOC from its branch office in Basel, Switzerland. Management believes that the Company and its shareholders will be better served if Mr. Rubenstein is allowed to devote more time to carrying out the business plan for growing the business.



                             PART II - OTHER INFORMATION

          Item 1.        Legal Proceedings

               In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in several lawsuits and arbitration matters or have instituted legal proceedings as
          plaintiffs to recover moneys owing.   There have been no material
          pending legal proceedings other than ordinary routine litigation incidental to the business. Those which may have a significant impact on the Company have been disclosed in previous filings. Two matters previously addressed have been decided as follows:


          Beachport Entertainment Corporation vs. JB Oxford & Company, et.
          al.   LA Superior Court Case No. BC 127 221

               In a civil litigation matter filed in May 1995, Plaintiffs alleged that JBOC had breached an investment banking agreement entered into by JBOC and Beachport, JBOC had breached fiduciary duties, and made affirmative misrepresentations to Beachport concerning the agreement. A jury trial commenced during the second quarter of 1997. The matter was settled by the parties after conclusion of the jury trial, but prior to the reading of any award. Payment of the settlement amount by the Company resulted in an after tax non-recurring charge of $900,000. The settlement terms also included the Company purchasing 486,486 shares of Beachport common stock for investment.


          Robert F. Smith vs. Reynolds Kendrick Stratton, Inc., William Stratton, Wm. Michael Reynolds, et. al. NASD Arbitration No. 94-00519

               In an arbitration matter filed in February 1994, the claimant sought rescission of certain sales in his customer account and damages of $750,000. This matter was settled by the parties in July 1997; the settlement did not have a material impact on the Company's earnings.

          Item 2.   Changes in Securities
               There has been no material modification of ownership rights of securities holders. The broker/dealer subsidiaries, as part of their normal broker/dealer activity, have minimum capital requirements as imposed by regulatory agencies. These requirements may restrict the payment of dividends.

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

          Item 6    Exhibits and Reports on Form 8-K
          (a) The following exhibit is filed with this report as required by Item 601 of Regulation S-K:

          Exhibit  Description                                    Page
          No.

          11       Computation of Earnings Per Share              14-15
          27       Financial Data Schedule                        17

          (b) During this quarter, there were no events as required to be reported on Form 8-K.




                                     Exhibit 11

                      JB Oxford Holdings, Inc. and Subsidiaries
                          Computation of Earnings Per Share
                                     (Unaudited)


                                                  For The Six Months Ended
                                                            June 30,

                                                        1997        1996


          Primary Earnings Per Share
           Net income                                $1,370,034  $2,330,940
           Preferred stock dividends                    (85,480)   (109,698)

           Net income for primary earnings            $1,284,554 $2,221,242


           Weighted average common shares outstanding 10,547,194  8,665,150
           Weighted average options outstanding        1,687,935  1,978,753
           Stock acquired with proceeds                 (921,733)  (723,481)
           Weighted average common shares and
            equivalents outstanding                   11,313,396  9,920,422

           Primary Earnings Per Share                     $0.11       $0.22



          Fully Diluted Earnings Per Share
           Net income                                 $1,370,034 $2,330,940

           Interest on convertible debentures, net of
            income tax                                   119,376    122,464

           Net Income for fully diluted earnings      $1,489,410 $2,453,404
           Weighted average common shares outstanding 10,547,194  8,665,150
           Weighted average options outstanding        1,687,935  1,978,753
           Weighted average convertible debentures     4,659,967  4,472,752
           Weighted average convertible preferred
            stock                                      2,254,144  4,000,000
           Stock acquired with proceeds                 (810,253)  (723,481)

           Weighted average shares common and         18,227,507  18,393,174
            equivalents outstanding

           Fully Diluted Earnings Per Share                $0.08       $0.13




                                     Exhibit 11

                      JB Oxford Holdings, Inc. and Subsidiaries
                          Computation of Earnings Per Share
                                     (Unaudited)


                                                For The Three Months Ended
                                                           June 30,

                                                       1997        1996


          Primary Earnings Per Share
           Net income                                 $105,172   $1,152,843
           Preferred stock dividends                  (21,370)     (54,849)

           Net income for primary earnings            $ 83,802   $1,097,994

           Weighted average common shares
            outstanding                             12,310,095    8,655,205
           Weighted average options outstanding      1,699,549    1,986,802
           Stock acquired with proceeds               (855,973)    (732,026)
           Weighted avg. common shares and
            equivalents outstanding                 13,153,671    9,909,981

           Primary Earnings Per Share                    $0.01        $0.11


          Fully Diluted Earnings Per Share
           Net income                                 $105,172   $1,152,843
           Interest on convertible debentures, net
            of income tax                               59,688       61,739

           Net Income for fully diluted earnings      $164,860   $1,214,582

           Weighted average common shares
            outstanding                             12,310,095    8,655,205
           Weighted average options outstanding      1,699,549    1,986,802
           Weighted average convertible debentures   4,660,858    4,472,752
           Weighted average convertible preferred
            stock                                      527,473    4,000,000
           Stock acquired with proceeds               (743,602)    (732,026)
           Weighted average shares common &
            equivalents outstanding                 18,342,002   18,382,733

           Fully Diluted Earnings Per Share              $0.01        $0.07




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


          August 13, 1997