Form 10-Q
period 1997-09-30
JB OXFORD HOLDINGS INC
filed 1997-11-14
CIK 816330

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

                                         OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ______________ to _______________


                           Commission File Number 0-16240

                              JB Oxford Holdings, Inc.

               (Exact name of registrant as specified in its charter)

           UTAH                                                   95-4099866
           (State of incorporation or organization)(I.R.S. Employer Id. No.)

           9665 Wilshire Boulevard, Suite 300
           Beverly Hills, California                                   90212
           (Address of principal executive offices)               (Zip Code)

           Registrant's telephone number, including area code (310) 777-8888

           Securities registered pursuant to Section 12(b)of the Act:   None
           Securities registered pursuant to Section 12(g)of the Act:


                                                            Name of each
            Title of each class                              exchange on
                                                          which registered
          Common stock, $0.01 par    14,141,205 shares         NASDAQ
                  value:               outstanding at
                                      November 7, 1997


             Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the
          past 90 days.  Yes X    No



                           PART I - FINANCIAL INFORMATION

          Item 1.   Financial Statements


                      JB Oxford Holdings, Inc. and Subsidiaries

                   Consolidated Statements of Financial Condition


                                                  September 30,  December 31,
                                                       1997          1996
                                                   (Unaudited)

          Assets:

          Cash and cash equivalents               $   3,190,862      969,871

          Cash segregated under federal and other    92,055,588   95,676,462
           regulations

          Receivable from broker/dealers and         11,026,139    7,034,713
           clearing organizations (Net of
           allowance for doubtful accounts of
           $2,103,802 for both periods)

          Receivable from customers (Net of         348,909,623  209,727,063
           allowance for doubtful accounts of
           $3,930,845 and $3,931,080)

          Other receivables (Net of allowance for     2,285,454    1,403,588
           doubtful accounts of $1,979,793 for
           both periods)

          Securities owned - at market value          3,517,067    5,080,146

          Furniture, equipment and leasehold          3,335,168    2,987,209
           improvements (At cost - less
           accumulated depreciation and
           amortization of $3,729,512 and
           $2,792,595)
          Income tax receivable                         849,162      849,162
          Deferred income taxes                         689,795      689,795
          Clearing deposits                           9,969,823    4,973,246

          Other assets                                1,427,275      944,866


          Total assets                             $477,255,956 $330,336,121


            See accompanying notes to Consolidated Financial Statements.



                   JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                  September 30,   December 31,
                                                      1997           1996
                                                   (Unaudited)


          Liabilities and stockholders' equity:

           Liabilities:

            Payable to broker/dealers and          $ 71,970,850  $ 35,566,706
             clearing organizations

            Payable to customers                    372,269,530   262,019,997

            Securities sold not yet purchased -         782,707       243,864
             at market value

            Accounts payable and accrued              6,602,131     7,605,998
             liabilities

            Income taxes payable                        584,622            --

            Loans from stockholders                   7,688,811     4,421,311

            Notes payable                                    --     6,120,087

            Loans subordinated to the claims of       1,500,000     2,000,000
             general creditors

           Total liabilities                        461,398,651   317,977,963

           Commitments and contingent liabilities


           Stockholders' equity:
            Convertible preferred stock ($10 par             --     2,000,000
             value 200,000 shares authorized;
             200,000 issued and outstanding at
             12/31/96)
            Common stock ($0.01 par value               141,412        87,602
             100,000,000 shares authorized;
             14,141,205 and 8,760,205 shares
             issued and outstanding)

            Additional paid-in capital               12,815,316     9,541,496

           Retained earnings                          2,900,577       729,060


           Total stockholders' equity                15,857,305    12,358,158

           Total liabilities and stockholders'     $477,255,956  $330,336,121
           equity


            See accompanying notes to Consolidated Financial Statements.



                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)


                                                 For The Nine Months Ended
                                                        September 30,
                                                      1997         1996

          Revenues:

           Clearing and execution                 $ 14,931,784 $ 14,836,620
           Trading profits                           1,871,828    1,986,922
           Commissions                              19,003,452   13,853,917
           Interest                                 17,627,762    9,997,497
           Other                                       425,244    2,770,526

           Total revenues                           53,860,070   43,445,482


          Expenses:

           Employee compensation                     7,375,896    6,546,358
           Commission expense                        7,531,871    6,021,739
           Clearing and floor brokerage              2,324,898    1,602,262
           Communications                            4,699,389    4,157,246
           Occupancy and equipment                   3,024,469    1,989,734
           Interest                                 10,387,351    5,649,011
           Data processing charges                   3,946,683    3,070,670
           Professional services                     3,202,684    2,931,612
           Promotional                               2,968,586    2,726,955
           Bad debts and settlements                 2,780,162    1,789,346
           Other operating expenses                  1,812,827    1,559,141

           Total expenses                           50,054,816   38,044,074

           Income before income taxes                3,805,254    5,401,408

            Income tax provision                     1,548,258    2,180,000
           Net income                             $  2,256,996  $ 3,221,408

           Primary net income per share                  $0.18        $0.31
           Fully diluted income per share                $0.13        $0.19

           Weighted average number of shares of
            common stock & common stock equivalents
               Primary                              12,259,345    9,874,075
               Fully diluted                        18,183,723   18,295,386


            See accompanying notes to Consolidated Financial Statements.



                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)


                                                For The Three Months Ended
                                                        September 30,
                                                      1997         1996

          Revenues:

           Clearing and execution               $   5,169,659    4,512,869
           Trading profits (losses)                  (470,537)   1,222,426
           Commissions                              7,828,323    3,913,463
           Interest                                 7,250,647    3,832,904
           Other                                      248,681      877,544

           Total revenues                          20,026,773   14,359,206


          Expenses:

           Employee compensation                    2,594,815    2,276,038
           Commission expense                       2,890,168    1,610,461
           Clearing and floor brokerage               926,644      572,272
           Communications                           1,881,740    1,370,607
           Occupancy and equipment                  1,130,522      753,622
           Interest                                 4,238,132    2,134,568
           Data processing charges                  1,467,473      948,463
           Professional services                    1,232,160      820,199
           Promotional                                617,875    1,017,503
           Bad debts and settlements                1,052,198      733,519
           Other operating expenses                   474,826      606,486

           Total expenses                          18,506,553   12,843,738


           Income before income taxes               1,520,220    1,515,468

            Income tax provision                      633,258      625,000

           Net income                             $   886,962  $   890,468


           Primary net income per share                 $0.06        $0.09
           Fully diluted income per share               $0.05        $0.05

           Weighted average number of shares of
            common stock & common stock equivalents
               Primary                             14,188,194    9,734,828
               Fully diluted                       18,612,957   18,156,139


            See accompanying notes to Consolidated Financial Statements.



                     JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Cash Flows
                                     (Unaudited)


                                                 For The Nine Months Ended
                                                        September 30,
                                                       1997        1996

          Increase (decrease) in cash and cash equivalents:

          Cash flows from operating activities:
           Net income                             $  2,256,996 $ 3,221,408

           Adjustments to reconcile net income to
            cash provided by (used in) operating activities:

            Depreciation and amortization              936,921     622,747
            Deferred rent                              (38,271)     70,762
            Provision for bad debts                    628,214     512,514
            Subordinated debt                         (500,000)         --

            Changes in operating assets and liabilities:
             Cash segregated under federal and       3,620,874 (96,922,358)
              other regulations
             Receivable from broker/dealers and     (3,991,426)   (550,951)
              clearing organizations
             Receivable from customers            (139,810,774)(34,039,833)
             Other receivables                        (881,866)   (848,999)
             Securities owned                        2,688,079  (1,055,502)
             Clearing deposits                      (4,996,577)         --
             Other assets                             (482,409) (4,703,955)
             Payable to broker/dealers and clearing 36,404,144  13,593,953 organizations
             Payable to customers                  110,249,533 118,057,173
             Securities sold not yet purchased         538,843    (100,426)
             Accounts payable and accrued             (965,596) (3,494,066)
              liabilities
             Income taxes payable/receivable           584,622    (755,092)

          Net cash provided by (used in) operating   6,241,307  (6,392,625)
          activities

          Cash flows from investing activities:
           Long term investments                    (1,125,000)         --
           Capital expenditures                     (1,284,880  (1,445,109)
          Net cash used in investing activities     (2,409,880) (1,445,109)

          Cash flows from financing activities:
           Repayments of notes payable              (6,120,087)   (117,432)
           Loans from stockholders                   3,402,500          --
           Proceeds from exercise of warrants        1,147,500          --
           Repayments of loans from stockholders      (135,000)   (201,232)
           Proceeds from issuance of common stock      180,130      95,250
           Payment of cash dividends - preferred       (85,479)   (165,150)
            stock

          Net cash used in financing activities     (1,610,436)   (388,564)

          Net increase (decrease) in cash and cash   2,220,991  (8,226,298)
           equivalents
          Cash and cash equivalents at beginning of    969,871  15,949,577
           period

          Cash and cash equivalents at end of       $3,190,862   7,723,279
           period


            See accompanying notes to Consolidated Financial Statements.



                      JB Oxford Holdings, Inc. and Subsidiaries
                     Notes To Consolidated Financial Statements
                                     (Unaudited)


          Note 1.   Company's Quarterly Report Under Form 10-Q

               In the opinion of Management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries (the Company) for the periods presented. The accompanying financial information should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted.
               The Company formed two subsidiaries, Stocks4Less, Inc.
          (S4L) and JB Oxford Insurance Services, Inc. (JBOI) during the current year. S4L commenced business at the end of the second quarter, and JBOI commenced operations in October, 1997.
               The Company's broker/dealer subsidiaries, JB Oxford & Company (JBOC) and S4L are consolidated in the quarterly financial information as of September 26, 1997 and September 27, 1996, because the last settlement Friday of each month is consistently treated as month-end. Accordingly, this is reflected in the consolidated financial statements of the Company.


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


          Note 3.   New Accounting Pronouncements

               The Statement of Financial Accounting Standard Number 128 (SFAS No. 128), Earnings Per Share (EPS), issued by the
          Financial Accounting Standards Board (FASB) is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods. The SFAS No. 128 requires restatement of all prior period EPS data presented. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company does not expect that the adoption will have a material effect on its EPS calculation.
               Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS
          No. 129) issued by the FASB is effective for financial statements issued for the periods ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.
               Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) issued by the
          FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its results of operations.
               Statements of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.


          Note 4.   Loans from Shareholders

               The Company has outstanding loans due to shareholders in the amount of $7,688,811. These loans consist of Subordinated Convertible Debentures in the amount of $4,421,311 and demand notes in the amount of $3,267,500. The demand notes are unsecured, due on demand after January 1, 1998 and bear interest at 8 1/4% per annum due quarterly.


          Note 5.   Convertible Preferred Stock

               The 200,000 shares of preferred stock were converted to 4,000,000 shares of $.01 par value common stock at the rate of $.50 per share of common stock. This was based on the par value of the preferred stock, and occurred on April 12, 1997, when the holder exercised the conversion option.


          Note 6.   Stockholders' Equity

               On April 12, 1997, 200,000 shares of preferred stock was converted into 4,000,000 shares of $.01 par value common stock. During the nine months ending September 30, 1997, 41,000 shares of common stock was issued upon the exercise of various stock options. Additionally, 65,000 shares of common stock were issued as compensation to a spokesperson to appear in JBOC media and print advertisements.


          Note 7.   Regulatory Requirements

               JBOC and S4L are subject to the Securities and Exchange Commission's (SEC) Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JBOC is subject to the SEC's Customer Protection Rule (Rule 15c3-3).
               At September 30, 1997, JBOC had net capital of $16,730,538 which was 4.6% of aggregate debit balances and $9,426,705 in excess of the minimum amount required. At December 31, 1996 JBOC had net capital of $12,222,510, which was 5.8% of aggregate debit balances and $7,986,964 in excess of the minimum amount required. At September 30, 1997, S4L had net capital of $141,649 which was $131,187 in excess of the minimum amount required.
               JBOC's cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934 as amended. Included in the special reserve accounts are securities purchased under agreements to resell on an overnight basis in the amount of $94,655,588 as of September 30, 1997. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered. The Company deposited $2,600,000 of these securities on September 30, 1997 pursuant to these rules.


          Note 8.   Contingent Liabilities

               In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in a number of lawsuits and arbitration matters or have instituted legal proceedings as Plaintiffs to recover moneys owing. Moreover, due to the inherent nature of litigation and arbitration proceedings, it is not possible to predict the ultimate outcome and/or amount of loss. In the opinion of Management, there are no individually significant open arbitrations or lawsuits which would have a material impact on the financial condition of the Company. Moreover, the Company believes that the resolution of all such open arbitrations and lawsuits will not have a significant impact on the financial condition of the Company.


          Note 9.   Supplemental Disclosures of Cash Flow Information


                                                   For the Nine Months Ended
                                                          September 30,
                                                         1997       1996
                                                     (Unaudited) (Unaudited)

           Supplemental Disclosures of Cash Flow Information
             Cash paid during the period for:
               Interest                             $10,322,652  $5,686,859
               Income taxes                             869,378   3,260,996

           Supplemental schedule of noncash investing and financing activities:

             In September 1997, a subordinated          500,000          --
              loan was assigned due to a correspondents early termination agreement.

             In April 1997, 200,000 shares of         2,000,000          --
             $10 par value non-voting convertible
             preferred stock was exchanged for
             4,000,000 shares of $0.01 par value
             common stock.



          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Special Note Regarding Forward Looking Statements

               Certain statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.


          Changes in Financial Condition

               At September 30, 1997, total assets decreased $55,312,052 or 10% from June 30,1997, but increased by $146,919,835 or 44% over 1996 year-end balances. Net assets (assets less liabilities) of the Company increased by $3,499,147 or 28% to $15,857,305 from December 31, 1996. This increase is a result of profitable operations and the exercise of common stock options.
               Receivables from customers increased $139,182,560 or 66% to $348,909,623 during the first nine months of 1997. Receivables from customers represent 73% of the Company's total assets at September 30, 1997, up from 63% at December 31, 1996.
          Receivables from broker/dealers and clearing organizations increased $3,991,426 or 57% to $11,026,139 during the nine months ended September 30, 1997. Clearing deposits increased by $4,996,577 or 100% to $9,969,823 during the same period. This increase in clearing deposits represents additional deposits required by JBOC's clearing organizations.
               From December 31, 1996 to September 30, 1997, total liabilities increased $143,420,688 or 45% to $461,398,651.
          Payables to customers increased $110,249,533 or 42% to $372,269,530 during the same period. Customer payables represent 81% of the total liabilities of the Company. Payables to broker dealers increased by $36,404,144 or 102% to $71,970,850 during the nine months ended September 30, 1997. Of this increase, $63,640,460 was attributable to increases in securities loaned. These increases in receivables and payables to and from customers, and receivables and payables to and from broker/dealers, results primarily from growth in the business.
               Accounts payable and accrued liabilities decreased by $1,003,867 or 13% during the nine months ended September 30, 1997. The increase in loans from shareholders represents the addition of demand notes on moneys borrowed from shareholders.


          Comparison of Operations

               The Company recorded net income of $2,256,996 for the nine months ended September 30, 1997 compared to $3,221,408 in 1996, and net income of $886,962 for the quarter ended September 30, 1997 compared to $890,468 in 1996. This represents a decrease of $964,412 and $3,506 in earnings compared to the same periods in 1996. Net income for the nine months ended September 30, 1997 was negatively impacted by the previously disclosed settlement of a lawsuit in the second quarter that resulted in an after-tax loss of $900,000.
               Total revenues increased $10,414,588 or 24% to $53,860,070 for the nine months ended September 30, 1997 compared to the same nine months of 1996. Revenues for the third quarter of 1997 increased $5,667,567 or 39% compared to the same quarter of 1996, and $2,201,114 or 12% over the second quarter of 1997.
               Clearing and execution revenue increased by $95,164 or 1% to $14,931,784 during the first nine months of 1997 compared to the same period of 1996.
               Commission revenue increased by $5,149,535 or 37% during the first nine months of 1997. Net commissions (commission revenue less commission expense) increased $3,639,403 or 46% during the same period. The increase in commissions is directly related to the increase in discount transaction volume, which increased 69% over the same period for the prior year.
               Interest revenue increased by $7,630,265 or 76% during the first nine months of 1997. This increase was the result of increased customer margin balances. Net interest income increased $2,891,925 or 67% during the first nine months of 1997.
               Trading profits decreased $115,094 or 6% during the first nine months of 1997 compared to the same period in 1996.
          Included in trading profits for the third quarter of 1997 is a pre-tax charge of $500,000 related to the write-down of certain inventory security positions to estimated realizable value.
               The Company's total expenses increased by $12,010,742 or 32% during the first nine months of 1997. Expenses for the quarter ended September 30, 1997 increased $5,662,815 or 44% compared to the quarter ended September 30, 1996 and $471,066 or 3% over the second quarter of 1997.
               Commission expense increased by $1,510,132 or 25% to $7,531,871 during the first nine months of 1997. However, related commission revenue increased by 37%.
               Interest expense increased by $4,738,340 or 84% during the first nine months of 1997 compared to the first nine months of 1996. This increase is directly related to the increase in interest revenue described above.
               Salaries and other operational expenses have increased as a result of the increase in transaction volume and related revenue. This growth is primarily the result of Management's efforts to expand JBOC's discount division. In a continuing effort to manage costs and maximize returns on dollars spent, Management will monitor its customer leads in relation to the advertising dollars being spent.
               Clearing expense increased $722,636 or 45% during the first nine months of 1997 compared to the first nine months of 1996. This increase relates directly to an increase in overall transaction volume which is up 57% during the first nine months of 1997.
               Bad debts and settlements expense increased by $990,816 or 55% to $2,780,162 during the first nine months of 1997 compared to the same period of 1996. The most significant items were related to the settlement of litigation matters. Occupancy and equipment costs increased $1,034,735 or 52% during the first nine months of 1997. Included in this increase is an increase in depreciation expense of $314,174 and equipment rental expense of $424,378. These increases reflect the Company's decision to upgrade its communication and computer equipment.
               Included in other revenues is $500,000 attributable to the assignment to the Company of a subordinated loan previously due a correspondent of JBOC. The assignment was the result of a negotiated early termination of the clearing agreement between JBOC and the correspondent.
               Also included in other revenues is a pre-tax charge of approximately $400,000 attributable to the write-down to estimated fair value of an investment in the shares of a public company made by JB Oxford Holdings, Inc. during the third quarter of 1997. The sale of shares are restricted under Rule 144.


          Liquidity and Capital Resources

               The Company's equity to total assets ratio increased during the quarter, from 2.6 % at June 30, 1997 to 3.3% at September 30, 1997. The increase in cash of $2,220,991 resulted primarily from cash provided by operations of $6,241,307. Holders of 1,275,000 of the Company's options gave notice, effective July 7, 1997, to exercise their options for the purchase of common stock, thereby increasing equity by $1,147,500, and reducing the loans from shareholders by a like amount.
               Cash of $6,241,307 was provided by operating activities during the first nine months of 1997. The largest source of cash was in net amounts due to/from broker/dealers and clearing organizations of $32,412,718. Cash was also provided from net income in the amount of $2,256,996 and from the liquidation of cash segregated under federal and other regulations in the amount of $3,620,874.
               The largest use of operating cash was used in due to/from customers of $29,561,241. The increase in clearing deposits also used cash in the amount of $4,996,577.
               The Company used cash of $2,409,880 for investing activities for the nine months ended September 30, 1997. The company invested $1,125,000 in 486,486 shares of Beachport Entertainment Corporation which is a long-term investment. Additionally, the Company spent $1,284,880 in the acquisition of property and equipment.
               Cash of $1,610,436 was used for financing activities. The largest use of cash was the repayments of notes payable in the amount of $6,120,087. Cash in the amount of $3,267,500 was provided from additional loans from stockholders. Additionally, $1,147,500 cash was provided from the exercise of common stock options.
               Management of the Company believes that in order to carry out its current business plan, it will need additional capital beyond internal capital generated by retained earnings. Therefore, the Company is seeking additional capital from outside sources. The form and amount of such capital infusion is not
          fixed and the Company is considering several alternatives.   JBOC
          is also seeking additional lines of credit to finance its customer margin activity and growth. There is no assurance that the Company will be able to obtain additional capital or lines of credit in which case the Company's ability to increase its business would be negatively impacted.


          Recent Expansions

               Trade volumes and revenues continued their growth from the second quarter into the third quarter of 1997. Revenues for the third quarter of 1997 were $20 million, an increase over the second quarter of $1.8 million or 10%. Total average daily trades cleared by JBOC increased in September 1997 over June 1997 by 8%. Of this increase, 73% was due to correspondent business.
               The traditional retail discount business continues to expand as does JBOC's electronic trading division, JB On-lineO. Sales of mutual funds and fixed income products continue to grow at record levels as the company continues to expand its product base. JB Oxford Insurance Services, Inc., the Company's insurance subsidiary, is licensing agents in order to offer annuity and other insurance related products to customers of JBOC. During the third quarter of 1997, the Company's subsidiary, Stocks4Less, Inc. (_S4L_), continued to grow its customer base, offering deep, deep discount electronic trading services to retail accounts for the trading of equities and options. S4L offers services through multiple access points including the Internet (at http://www.stocks4less.com), direct modem access via a personal computer, and touch-tone telephones.


          Recent Developments

               During the third quarter of 1997, JBOC's net capital fell
          below 5% of its aggregate customer debit items requiring notification to the SEC and NASD under Early Warning rules. JBOC has, however, maintained approximately $9,000,000 of net capital in excess of minimum requirements (2% of aggregate customer debits). This situation was a result of customer debits increasing as the Company did more business with and for its customers. In an effort to improve its capital position, JBOC chose not to bid on the renewal of a clearing agreement with a correspondent broker/dealer whose customers accounted for approximately $75,000,000 in debits on JBOC's books. This correspondent broker/dealer accounted for a significant percentage of JBOC's trade ticket volume and clearing revenue.  However, as the clearance fees charged this correspondent were among the lowest charged by JBOC, the impact on net income will not be as great.
          The combination of not renewing the clearing agreement and profitable operations improved JBOC's net capital position such that estimated net capital at October 31, 1997 was 5.5% of aggregate customer debits and excess net capital at that same date was approximately $10,000,000. Management believes that the reduction of clearing revenue attributable to not renewing this clearing agreement will be offset, in part, by additional revenues attributable to growth of existing correspondents, the acquisition of new correspondents and growth of JBOC's discount commission business.
               At a recent meeting of the Board of Directors of the
          Company, held in September 1997, Michael J. Chiodo, who had been serving as Acting Chief Financial Officer, was named Chief
          Financial Officer, and Scott G. Monson, who had been serving as Associate General Counsel, was named General Counsel. On October 28, 1997, Gregg A. Herbert tendered his resignation from the
          Board of Directors of the Company.
               On August 19, 1997, a search warrant was served at the
          Beverly Hills, California corporate offices of the Company and its subsidiary, JB Oxford & Company, pursuant to a request made by the Federal Bureau of Investigation.  The Company and certain of it officers and employees were also served with Grand Jury subpoenas. The search warrant and subpoenas were issued in connection with an investigation being conducted by the US Attorney's Office in Los Angeles. A focus of the investigation appears to be the relationship and activities of Irving Kott with the Company and possible market manipulation. The Company cannot, however, say with any certainty that these are the only
          issues involved in the investigation.   Mr. Kott is an individual
          who had been retained through an entity named Turret Consultants as a consultant to the Company. In connection with this investigation, the Swiss branch office of JB Oxford & Company as well as the offices of Oeri Finance, Inc. were searched by French and Swiss authorities pursuant to a request make by the US
          Justice Department. Felix A. Oeri, Chairman of the Board of Directors of the Company, also serves as President of Oeri
          Finance, Inc.
               On or about the same date, the Company, its directors, JB Oxford & Company and certain of its officers and employees were served with subpoenas duces tecum issued by the Securities and Exchange Commission in connection with an investigation conducted by that agency entitled In the matter of Reynolds Kendrick
          Stratton, Inc. (Reynolds Kendrick Stratton, Inc. is a subsidiary of the Company which has been inactive since July 1994, but formerly operated as a broker/dealer). The subpoenas generally call for the production of documents relating apparently to the same issues which are the subject of the Grand Jury investigation.
               The Company has retained counsel in the above matters and has cooperated with the US Attorney's Office and the SEC in their on-going investigations. Pursuant to the subpoenas served by the US Attorney's Office and the SEC, the Company has and is continuing to produce various documents responsive to such subpoenas. At this stage of both investigations, it is not possible to predict their ultimate outcome or the financial impact on the Company, if any. In September of 1997, the Company ended its consulting relationship with Turret Consultants.
               In November 1997, the Company retained the law firm of Bryan Cave, LLP to provide the Company a prospective regulatory oversight review of the Company's broker/dealer operations. The review is being conducted under the direction of Gerald E. Boltz, Esq.; Mr. Boltz is a former Regional Director of the SEC.



                             PART II - OTHER INFORMATION


          Item 1.   Legal Proceedings

               In the ordinary conduct of business, the Company and/or its subsidiaries have been named as Defendants in several lawsuits and arbitration matters or have instituted legal proceedings as plaintiffs to recover moneys owing. There have been no material changes in such matters other than as follows:

          Olde Discount Corporation vs. JB Oxford & Company  NASD
          Arbitration No. 95-04710


               In an arbitration matter filed in October 1995, the Claimant alleged that JB Oxford & Company induced breach of contract by former and current Olde employees, misappropriated and converted confidential and proprietary Olde information, and interfered with Olde's prospective business relationships. Claimant sought unspecified damages in excess of $10 million. The parties entered into a Memorandum of Understanding to settle and resolve the matter, with no admission of liability and no payment of damages by either party. The parties have now executed the final settlement agreement, and JBOC has reimbursed to Olde a portion of costs and fees related to the action, the payment of which had no material impact on the Company's earnings.

          Shea & Gould vs. RKS Financial Group, Inc. et al., United States District Court for the Southern District of New York, Case No. 95-0641


               In an action commenced in March 1995, a claim was brought by former counsel for the Company and alleges payment due for professional services in the amount of $681,217. This matter was settled by the parties in November, 1997; the settlement did not have a material impact on the Company's earnings.


          Item 4.   Submission of Matters to Vote of Security Holders

               The Company held its Annual Meeting of Stockholders on September 19, 1997. The following matters were submitted to a vote of security holders at that meeting:

            1. The election of a new Board of Directors to serve until the next Annual Stockholders' meeting, to be held in 1998. The following individuals were so elected:


                  Stephen Rubenstein      Felix A. Oeri
                  Mitchell Wine           Gregg Herbert
                  John Broome


            2. The Stockholders ratified the appointment of BDO Seidman, LLP as the independent public accountants of the Company for fiscal year ending December 31, 1997.

            3. The Stockhareholders ratified all purchases, contracts, contributions, compensations, acts, decisions, proceedings, elections and appointments of the Board of Directors, as taken by the Board, since the last Shareholders' Meeting, August 9, 1996.

            4. The Stockholders voted against a proposal to amend the
               Company's 1994 Employee Stock Option Plan, to increase the number of shares of common stock issuable under the Plan by an additional 1,000,000 shares.



          Item 6    Exhibits and Reports on Form 8-K

          (a) The following exhibit is filed with this report as required by Item 601 of Regulation S-K:

          Exhibit No.  Description                                       Page

          11           Computation of Earnings Per Share              16 - 17


          (b) During this quarter, the Company did not file a Report on Form 8-K.



                                     Exhibit 11

                      JB Oxford Holdings, Inc. and Subsidiaries
                          Computation of Earnings Per Share
                                     (Unaudited)


                                                   For The Nine Months Ended
                                                         September 30,
                                                        1997        1996

          Primary earnings per share
           Net income                                 $2,256,996   $3,221,408
           Preferred stock dividends                     (85,479)    (165,150)
           Net income for primary earnings            $2,171,517   $3,056,258

           Weighted average common shares outstanding 11,725,670    8,687,778
           Weighted average options outstanding        1,283,461    1,875,177
           Stock acquired with proceeds                 (749,786)    (688,880)
           Weighted average common shares and         12,259,345    9,874,075
            equivalents outstanding

           Primary earnings per share                      $0.18        $0.31


          Fully diluted earnings per share
           Net income                                 $2,256,996   $3,221,408
           Interest on convertible debentures, net       179,064      182,474
            of income tax
           Net Income for fully diluted earnings      $2,436,060   $3,403,882

           Weighted average common shares outstanding 11,725,670    8,687,778
           Weighted average options outstanding        1,283,461    1,875,177
           Weighted average convertible debentures     4,421,311    4,421,311
           Weighted average convertible preferred      1,494,505    4,000,000
            stock
           Stock acquired with proceeds                 (741,224)    (688,880)
           Weighted average shares common and         18,183,723   18,295,386
            equivalents outstanding

           Fully diluted earnings per share                $0.13        $0.19



                                      Exhibit 11
                      JB Oxford Holdings, Inc. and Subsidiaries
                          Computation of Earnings Per Share
                                     (Unaudited)


                                                  For The Three Months Ended
                                                          September 30,
                                                        1997        1996

          Primary earnings per share
           Net income                              $   886,962       890,468
           Preferred stock dividends                        --       (55,452)
           Net income for primary earnings         $   886,962       835,016

           Weighted average common shares           14,044,194     8,732,542
            outstanding                                     94
           Weighted average options outstanding        487,703     1,834,355
           Stock acquired with proceeds               (343,703)     (832,069)
           Weighted average common shares &         14,188,194     9,734,828
            equivalents outstanding

           Primary earnings per share                    $0.06         $0.09


          Fully diluted earnings per share
           Net income                              $   886,962      890,468
           Interest on convertible debentures, net      59,688       60,010
            of income tax
           Net income for fully diluted earnings    $  946,650      950,478

           Weighted average common shares           14,044,194    8,732,542
            outstanding
           Weighted average options outstanding        487,703    1,834,355
           Weighted average convertible debentures   4,421,311    4,421,311
           Weighted average convertible preferred           --    4,000,000
            stock
           Stock acquired with proceeds               (340,251)    (832,069)
           Weighted average shares common &         18,612,957   18,156,139
            equivalents outstanding
           Fully diluted earnings per share              $0.05        $0.05



               Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





          JB Oxford Holdings, Inc.



          Stephen M. Rubenstein              Chief Executive Officer

          Michael J. Chiodo                  Chief Financial Officer


          November 11, 1997