Form 10-K
period 1997-12-31
JB OXFORD HOLDINGS INC
filed 1998-04-01
CIK 816330

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          (Mark One)
          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                    For the fiscal year ended December 3l, 1997

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

                                                            Name of each
          Title of each class                              exchange on
                                                          which registered
          Common stock, $0.01 par  14,141,205 shares           NASDAQ
          value:                   outstanding at
                                   March 13, 1998


             Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the
          past 90 days.  Yes   X   No ___

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
          amendment to this Form 10-K [    ].
             The aggregate market value of the voting stock held by non-affiliates of the registrant at March 13, 1998 was approximately $8,646,627; such amount computed as the average bid and asked prices of stock as of March 13, 1998.


                                 PART I


          Special Note Regarding Forward Looking Statements
               Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 7, constitute _forward-looking statements_ within the meaning of the Private Securities Litigation Reform Act of 1995 (the _Reform Act_). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements.


          Item 1.        Business
               JB Oxford Holdings, Inc. was incorporated in Delaware on March 31, 1987, and relocated its state of incorporation to Utah in 1990. The terms _Company_ _Registrant_ and/or _JBOH_ mean JB Oxford Holdings, Inc. and its consolidated subsidiaries.
               As of March 13, 1998, the Company and its subsidiaries had approximately 300 employees. The Company considers its employee relationships to be satisfactory.
               The Company operates in a single industry segment. The only significant subsidiary of the Company is JB Oxford & Company (_JBOC_), the broker-dealer operation. No material part of the Company's consolidated revenues are received from a single customer or group of customers. The Company operates primarily in domestic markets; however, the Company does have a foreign office in Basel, Switzerland whose operations are not significant to the financial statements taken as a whole.

          General Developments
               JBOC is a registered broker-dealer offering the following services: (i) clearing, settlement, execution, safekeeping, cash, and margin account services for regional broker-dealers (_correspondents_) on a fully-disclosed basis; (ii) discount brokerage services to the investing public through its registered representatives; (iii) electronic and touch tone telephonic trading services; (iv) market maker services in NASDAQ and listed securities.
               For fiscal 1997, consolidated revenues continued to grow increasing from $57.6 million to $69.9 million, an increase of 21%. Gains were made in commission income, trading and net interest income while clearing and other income decreased. However, as more fully discussed below, these gains did not translate into higher net income. Net income for 1997 was $1.5 million, a decrease of $2.5 million. As a result of Net Income and the exercise of warrants, Shareholders' Equity increased by $2.8 million to $15.1 million at December 31, 1997.

                   Clearing Brokerage Services/Trading & Execution

               As of March 13, 1998, JBOC provided clearing agent services for approximately 40 correspondents. Management believes that this area of the business should be expanded as it has been historically profitable for JBOC and offers a high return on capital. There are also inherent risks to operating as a clearing agent. Credit exposure must be constantly monitored and actions taken on a timely basis to mitigate and minimize exposure to these risks. JBOC mitigates its credit exposure by monitoring the collateral in its possession from both individual customers and correspondents. During 1997, JBOC increased the number of experienced personnel in the correspondent clearing division and will continue to do so as this area continues to grow.
               JBOC's clearing business derives a portion of its income from interest generated on the individual margin accounts of its own discount customers and those of its correspondents. A margin account allows the customer to deposit less than the full cost of the security purchased while JBOC lends the balance of the purchase price to the customer secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions ranging from .50% below (on balances above $1 million) to 2.75% above the broker call rate, which is the rate at which that brokers can generally obtain financing using margin and firm owned securities as collateral. As of December 31, 1997, JBOC had approximately 5,500 active margin accounts, which had total debit balances of approximately $270,000,000. This reflects an increase of $64,000,000 or 31% from the 1996 year-end. In addition, pursuant to written agreements with customers, broker-dealers are permitted by SEC regulations to lend customer securities held as collateral in margin accounts. Also, as of December 31, 1997, customer free credit balances were approximately $170,000,000. These credit balances are available to finance customer margin balances subject to the requirements of the Securities and Exchange Commission's (the _SEC_) Rule 15c3-3, Customer Reserve Requirement.
               In addition to the above financing, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $30 million.
               In order to facilitate the execution of security transactions for its own discount customers and the customers of its correspondents, JBOC acts as a market maker for a number (about 500 at March 15, 1998) of public corporations representing a wide variety of industries. JBOC also maintains an inventory of securities in its market making accounts. JBOC intends to increase the number of securities in which it makes a market in order to generate profits through increasing the number of transactions it executes internally versus routing them to other broker-dealers for execution.

               The following table sets forth the revenue and related number of transactions processed and the number of correspondents for the clearing brokerage services division for the past three years:
                                           Year Ended December 31,
                                        1997         1996         1995

           Clearing and Execution   $17,442,407    $19,452,650   $15,581,030
           Interest Income          $23,601,341    $14,519,507    $8,129,088
           Number of Transactions     3,781,241      2,054,145     1,679,917
           Cleared
           Correspondent Brokers-
             Dealers Under Contract          37             30            23
             at Year-end

               Acting as a clearing agent in the securities business requires capital both from a working capital and regulatory perspective. Management of the Company believes that in order to successfully expand the clearing business, additional capital will have to be infused into JBOC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a more extensive discussion of the need for capital.

                             Discount Brokerage Services

               The discount retail brokerage sales efforts are conducted out of offices located in Massachusetts, California, Texas, New York, Florida, and Basel, Switzerland. The Basel office serves customers in more than thirty countries with personnel having language capabilities in English, German, French, and Spanish. In California, the Asian Marketing Group continues to be successful in servicing the needs of the Asian community and a new Asian Marketing Group office was opened in San Gabriel, California during 1997. The investment needs of JBOC's discount brokerage customers are handled by individually assigned account representatives. A full menu of services and products are offered customers including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities, REITs and UITs. JBOC recently started a research department and offers its own proprietary research as well as third party research to its customers.

                                    Electronic Trading

               JBOC's electronic trading division, JB On-lineO, through the facility of the Internet (www.jboxford.com) or a touch tone telephone, allows customers to trade equities and options, obtain quotes, retrieve account information, and obtain research. The Internet capability is available to international as well as domestic customers of JBOC. During 1997, JBOC began banner advertising on various financial related sites on the Internet and this is expected to increase in 1998.
               During 1997, in an effort to appeal to the on-line customer that is solely price driven, the Company began offering deep discount electronic services through a new subsidiary, Stocks4less, Inc (_S4L_). Customers of S4L can also access JBOC through the Internet (www.stocks4less.com) or a touch tone telephone.

          Competition
               The securities industry, and the market areas in which JBOC is involved are highly competitive. Many of these competitors have substantially greater resources than JBOC. Management of the Company believes that JBOC is able to compete due to its ability to provide high-quality, flexible, and customer-sensitive responses and services. JBOC continually upgrades its computer systems and services within each of its divisions to utilize and take advantage of the most recent technological developments. Additionally, JBOC has specialized in identifying selected markets and has emphasized the creation of long-term relationships to meet customer needs more effectively.
               While no single correspondent broker-dealer or customer represents 10% or more of the Company's consolidated revenues, the Company has several significant customers whose loss, in the aggregate, could be material to JBOC. The Company believes that the likelihood of losing a significant number of such customers is remote.

          Securities Industry Practices
               JBOC is registered with the SEC and the National Association of Securities Dealers, Inc. (the _NASD_) and is a member of the following organizations: Chicago Stock Exchange, Pacific Stock Exchange, Cincinnati Stock Exchange, DTC, NSCC, OCC and NASD. JBOC is registered as a securities broker-dealer in all 50 states and the District of Columbia. JBOC is also a member of the Securities Investors Protection Corporation (_SIPC_), which provides JBOC's customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. JBOC has also acquired an additional $10 million in insurance coverage through National Union Fire Insurance Company of Pittsburgh as added protection for individual customer's securities, covering all clients of JBOC's fully-disclosed correspondents and discount customers.
               JBOC and the securities industry in the United States are subject to extensive regulation by Federal and State laws. The SEC is the Federal agency charged with administration of the Federal Securities Laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic reviews of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker-dealers.

          Business Risks
               Retail broker-dealers with clearing operations, such as JBOC, are exposed to risks which exceed the simple risk of loss of business due to the loss of retail customers and/or correspondents. Broker-dealers engaged in the clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business in the event that the correspondent fails. These risks result where the total assets, securities held in inventory, and cash of the failed correspondent are insufficient to cover the unpaid customer debits, together with losses which may be generated in the correspondent's trading account. JBOC has established procedures to continuously review a correspondent's inventory and assess JBOC's exposure to unpaid inventory positions and to monitor each correspondent's daily activity in a continuing effort to prevent such losses in the event of a correspondent's failure.
          Management of JBOC has taken steps to assure that the correspondent's inventory account is fully-paid, in an effort to increase JBOC's financial security and provide added financial protection. JBOC monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or to reduce positions when necessary.
          The Company also requires cash deposits from correspondents which mitigate losses from their activities.
               However, areas outside the control of JBOC, which affect the securities market, such as severe down-turns or declines in market activity, may cause added financial exposure. This is particularly true with regard to the receivables which are carried in customers' margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loan would exceed such value. While JBOC is authorized to liquidate the securities and to utilize the correspondent's account balances to cover any short-fall, in a worse case scenario, such collateral may not be sufficient to cover all losses.

          Net Capital Requirements
               Every broker-dealer doing business with the public is subject to the Uniform Net Capital Rule (the _Rule_), promulgated by the SEC (Rule 15c3-1), which establishes minimum net capital requirements for such broker-dealers. The Rule is designed to measure financial integrity and liquidity in order to assure the broker-dealer's financial stability within the securities market. JBOC is a registered broker-dealer and is subject to the Rule.
               In computing net capital under the Rule, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a firm's position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with the Rule could require intensive use of capital and could limit JBOC's ability to pay dividends to the Company, which in turn could limit the Company's ability to pay dividends to its shareholders. JBOC has, at all times, been in compliance with the Rule. Failure to comply with the Rule would require the Company to infuse additional capital into the broker-dealer and may subject the broker-dealer to certain restrictions which may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that the Company could not or elected not to infuse the additional capital or otherwise bring the broker-dealer into compliance, the broker-dealer would ultimately be forced to cease operations.
               At December 31, 1997, JBOC elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings, or the repurchase of capital stock if the resulting excess net capital would fall below five percent of aggregate debits. At December 31, 1997, JBOC had net capital of $14,380,292, which was 5.1% of aggregate debit balances and $8,728,676 in excess of the minimum amount required. At December 31, 1996, JBOC had net capital of $12,222,510, which was 5.8% of aggregate debit balances and $7,986,964 in excess of the minimum amount required. JBOC has agreed with the NASD to maintain excess net capital of not less than $2,500,000.


          Item 2.        Properties
               The principal offices of the Company and JBOC are located at 9665 Wilshire Boulevard, 3rd Floor, Beverly Hills, California 90212. As of March 14, 1998, the Company and its subsidiaries conduct their operations from and have their administrative offices at the following locations:

                     Location        Area        Principal Use  Lease
                                     (Sq. Ft.)

             9665 Wilshire Blvd.,      19,263    JBOH & JBOC    Leased to
             3rd, & 8th Floors                                  Oct. 2002
             Beverly Hills, CA  90212
             9665 Wilshire Blvd.,       3,459    JBOC and S4L   Leased to
             2nd Floor                                          Oct. 2002
             Beverly Hills, CA  90212
             5221 N. O'Connor Rd,       8,856    JBOC           Leased to
             Suite 800 Irving, TX                               Sep. 1998
             75039
             99 High Street, 16TH       4,132    JBOC           Leased to
             Floor                                              May 2001
             Boston, MA  02110
             EuroAirport Basel-         5,150    JBOC           Month to
             Mulhouse-                                          Month
             Freiburg, CH-4030
             Basel-Airport
             One Exchange Plaza, 19th   7,023    JBOC           Leased to
             Floor New York, NY                                 Jun. 2006
             10006
             801 Brickell Ave. Suite    6,993    JBOC           Leased to
             2450 Miami, FL  33131                              Feb. 2003
             140 West Valley Blvd.,     2,017    JBOC           Leased to
             Suite 220/1 San Gabriel,                           May 2002
             CA  91776

               The Company's office, and the offices and facilities of its subsidiaries, are considered by management to be generally suitable and adequate for their intended purposes.


          Item 3.        Legal Proceedings
               The Company and/or its subsidiaries are a party to a number of pending legal or administrative proceedings, of which those identified below, may, in the opinion of Management of the Company, after consultation with counsel, have a substantial impact upon the Company. All of the legal and administrative proceedings have arisen in the ordinary conduct of its business.

               Evan J. Libaw, Trustee of the E.J. Libaw Family Trust, Pamel
               Libaw vs. JB Oxford & Company, Vincent Tropea   NASD
               Arbitration No. 96-04043

               In a NASD arbitration matter filed in September 1996, the claimants seek damages in excess of $362,000, plus interest and punitive damages. The claimants allege that JBOC and their account executive churned their account and breached fiduciary duties in connection with the handling of their account. The respondents counter that the claimants approved all trades, understood the risks of their investments, and caused losses by their own actions. Three days of hearings were conducted in December 1997, with additional hearing dates currently scheduled for June 1998. In addition, an NASDR investigation into JBOC and claimant's broker relating to Dr. Libaw's claims has been closed with no action being taken against JBOC or the broker. The ultimate outcome of the arbitration and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

               William R. Stratton vs. JB Oxford Holdings, Inc. Case No. 970908225CN

               This is an action commenced in November 1997, in the Third Judicial District Court of the State of Utah. The claim is brought by a former officer and director of the Company and alleges breach of an employment agreement with OTRA Clearing Inc., which Mr. Stratton alleges is binding on the Company. Mr. Stratton alleges that he is owed damages of not less than $1.2 million, comprised of additional compensation, insurance benefits, and vacation pay. The Company has filed an answer denying that Mr. Stratton is owed any additional amounts, and discovery has commenced. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
               See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, _Other Information_ section.


          Item 4. Submission Of Matters To A Vote Of Security Holders There were no matters submitted to a vote of the shareholders during the fourth quarter of 1997.



                                       PART II


          Item 5. Market for Registrant's Common Equity & Related Stockholder Matters
               The Company's common stock is traded in the over-the-counter market with prices quoted on the NASD's Automated Quotation System (NASDAQ) under the trading symbol _JBOH._ Quotations given are from NASDAQ and represent prices between dealers exclusive of a retail mark-up, mark-down, or commission. They do not necessarily represent actual transactions.

                            Stock Price and Dividend Data
                                       Month Ended
                                     1-31-98 2-28-98
               Price range of common stock
                High                   $0.81    $0.84
                Low                     0.63     0.59
                Close                  $0.63    $0.72


                                               Quarter Ended
                                     3-31-97 6-30-97  9-30-97  12-31-97
               Price range of common stock
                High                   $2.28    $2.56   $2.00    $1.63
                Low                     1.25     1.50    0.81     0.81
                Close                  $1.75    $1.94   $1.63    $0.84


                                               Quarter Ended
                                     3-31-96 6-30-96  9-30-96  12-31-96

               Price range of common stock
                High                   $3.50    $3.34   $2.94    $2.69
                Low                     2.25     2.75    1.75     1.28
                Close                  $3.03    $2.88   $1.84    $1.38

               The number of record holders of the Company's common stock as of March 13, 1998, was 167. The Company believes the number of beneficial holders of the Company's common stock as of the same date to be approximately 2,200.

          Dividends
               JBOH has not declared or paid cash dividends on its common stock. It is Management's position that, given the past expansion and overall business growth, it has been prudent to retain and increase its capital base. The Company does not currently anticipate paying cash dividends. Future payments of dividends will depend upon, among other factors, the Company's consolidated earnings, overall financial condition, and cash and capital requirements.


          Item 6.        Selected Financial Data
               The information set forth below should be read and reviewed in conjunction with the Management's discussion and analysis, consolidated financial statements, and related notes, included under Item 7 & 8 of this report.


                              JB Oxford Holdings, Inc.
                     Selected Consolidated Financial Information
                    (Amounts in thousands, except per share data)
          Income Statement Data       1997     1996    1995    1994    1993

          Revenues                   $69,962 $57,599  $39,605 $16,511   $32,560
          Net Income (Loss)            1,523   4,040    5,225  (7,588)   (1,807)
          Basic Earnings (Loss) Per      .12    0.44     0.62   (1.33)    (0.35)
          Share
          Diluted Earnings (Loss)        .09    0.23     0.40   (1.33)    (0.35)
          Per Share
          Dividends                       --      --       --      --        --
          Balance Sheet Data
          Total Assets              $342,312 $330,336 $175,764  $87,533 $61,785
          Long-Term Debt               1,500    2,000    6,623      451     640
          Liabilities (Excluding     325,689  315,978  160,697   87,681  55,155
          Long-Term)
          Total Shareholders' Equity  15,123   12,358    8,444     (599)  5,989
          (Deficit)
          Book Value Per Share*         1.07     1.18     0.74    (0.09)   1.13

          * Computed using stockholders' equity less preferred stock with the result divided by total outstanding common stock.


          Item 7. Management's Discussion and Analysis Of Financial Condition and Results Of Operations
               Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute _forward-looking statements_ within the meaning of the Private Securities Litigation Reform Act of 1995 (the _Reform Act_). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements.
          Financial Condition
               The Company and its primary subsidiary, JBOC, are directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities, changes in levels of customer margin accounts, free credit and stock loaned and borrowed, changes in interest rates, and demand for financial services, all of which have an impact on revenues. Periods of reduced market activity adversely affect profitability for JBOC because income from operations decreases while most expenses remain relatively fixed. Management believes that the Company has the ability to meet its current capital needs. However, in order to be successful in expanding the business of JBOC management believes that additional capital will have to be raised. See Recent Developments and 1998 Outlook, below.
               At December 31, 1997, shareholders' equity was $15,123,000 compared to $12,358,000 at December 31, 1996. The increase of $2,765,000 was attributable to net income and the exercise of certain warrants. Total assets at December 31, 1997, were $342,312,000, an increase of $11,976,000 or 3.6%. The Company's ratio of shareholders' equity to total assets increased from 3.7% to 4.4% at December 31, 1997. Revenues for 1997 were $69,962,000 which represents an increase of $12,363,000 or 22%. Net income decreased from $4,040,000 to $1,523,000.
               In 1997, net income decreased substantially although net revenues increased due to several different factors. Legal and other costs, associated with a previously disclosed settlement of a litigation matter, accounted for an approximately $1.2 million decrease in net income. The litigation matter arose out of the activities of JBOC's corporate finance department in 1994. JBOC no longer engages in corporate finance activity. Additionally, during 1997, JBOC incurred trading losses as a result of market depreciation and writing down certain security positions to estimated realizable value with a negative after tax impact on earnings of approximately $1.4 million of which approximately $400,000 occurred in the fourth quarter.
               At the end of the third quarter JBOC chose not to bid on the renewal of the clearing agreement of a correspondent whose customers accounted for a significant amount of clearing revenue. This was done in order to improve JBOC's regulatory financial condition as the customers of this correspondent accounted for approximately $75 million in margin debits which are a measure of the regulatory capital requirements of JBOC. The financial impact of losing this correspondent as well as several smaller correspondents was felt in the fourth quarter as clearing revenues declined by $2.53 million from the third quarter.
               The fourth quarter of 1997 was a difficult one for the Company. While the month of October started out with record volumes in the stock market, there were volatile swings in market indexes. During the months of November and December investors seem to pause and volumes declined for JBOC. Additionally, there was some incremental loss of business due to negative publicity surrounding an on-going federal investigation of the Company which began in August 1997. While commission income for JBOC increased $7.1 million (38%) year to year, in the fourth quarter commissions decreased from the third quarter by $892,000 or 11%. Net interest income (interest income less interest expense) increased for the year from $6.06 million to $9.41 million, or 55%. The fourth quarter net interest income decreased from $3.01 million to $2.17 million, or 30%. In the fourth quarter, the decrease in revenues was offset, in part, by a decrease in non-interest operating expenses of $775,000. Non-interest operating expenses for the year increased by approximately $10.23 million reflecting, among other things, increased communications and operating personnel costs.
               JBOC did not advertise during the fourth quarter of 1997. Beginning in February of 1998, a new television campaign began with good results. Investor sentiment appeared to turn positive in the new fiscal year and commissions and trading profits in the first quarter have so far exceeded fourth quarter 1997 averages.

          Recent Developments and 1998 Outlook
               Management believes that it has developed a well conceived business plan for 1998 and beyond that will enhance shareholder value. Three main areas that Management plans to concentrate on are the following:


                Electronic Discount Trading - increase the market share of JBOC and S4L in their respective markets. Create innovative marketing campaigns to increase market share. Improve the systems necessary to handle anticipated increases in volume. For example, JB-On-lineO recently introduced artificial intelligence software which will allow the efficient handling of orders with reductions in personnel and other costs. Enter into strategic alliances with other financial Internet vendors to enhance _value-added_ online products.


                Broker Related Discount Division - continue to add qualified account representatives to offices believed to have growth potential. Integrate the on-line features of JBOC's product line into this area as well as other innovative products such as wrap accounts and a research department. Continue to stress product diversification by expanding mutual funds, fixed income, and annuity products.

                Clearance and Trading - expand present correspondent base by aggressive and innovative marketing campaign on a selective basis. Emphasize service and price features of JBOC. Increase JBOC's market making capabilities in order to internalize order flow. Continue to invest in communications and technology in these areas to maintain competitiveness.

               In order to carry out these plans, Management and the Board of Directors of the Company agree that capital needs to be raised from outside sources and infused into JBOC. There are various regulatory capital rules and guidelines imposed on a broker-dealer such as JBOC, which necessitate this capital infusion. Several alternatives are currently being considered by the Board to accomplish this goal. Should capital not be forthcoming in the short term, the Company believes it would have to scale back its plans for expansion and growth with a resultant negative impact on earnings. Further, the Board would at that point retain an investment banking firm to advise it on any additional alternatives to realize and increase shareholder value.

          Other Information
               On August 19, 1997, a search warrant was served at the Beverly Hills, California corporate offices of the Company and its subsidiary, JBOC, pursuant to a request made by the Federal Bureau of Investigation. The Company and certain of its officers and employees were also served with Grand Jury subpoenas. The search warrant and subpoenas were issued in connection with an investigation being conducted by the U.S. Attorney's Office in Los Angeles. A focus of the investigation appears to be the relationship and activities of Irving Kott with the Company and possible market manipulation. The Company cannot, however, say with any certainty that these are the only issues involved in the
          investigation.   Mr. Kott is an individual who had been retained
          through an entity named Turret Consultants as a consultant to the Company. In connection with this investigation, the Swiss branch office of JBOC as well as the offices of Oeri Finance, Inc. were searched by French and Swiss authorities pursuant to a request made by the U.S. Justice Department. Felix A. Oeri, Chairman of the Board of Directors of the Company, also serves as President of Oeri Finance, Inc.
               On or about the same date, the Company, its directors, JBOC, and certain of its officers and employees were served with subpoenas duces tecum issued by the SEC in connection with an investigation conducted by that agency entitled In the matter of Reynolds Kendrick Stratton, Inc. (Reynolds Kendrick Stratton, Inc. is a subsidiary of the Company which has been inactive since July 1994, but formerly operated as a broker-dealer). The subpoenas generally call for the production of documents relating apparently to the same issues which are the subject of the Grand Jury investigation.
               The Company has retained counsel in the above matters and has cooperated with the U.S. Attorney's Office and the SEC in their on-going investigations. Pursuant to the subpoenas served by the U.S. Attorney's Office and the SEC, the Company has and is continuing to produce various documents responsive to such subpoenas. At this stage of both investigations, it is not possible to predict their ultimate outcome or the financial impact on the Company, if any. In September of 1997, the Company ended its consulting relationship with Turret Consultants and Irving Kott. Under an existing Directors and Officers liability insurance policy held by the Company, a claim was filed with the insurer for the reimbursement of legal fees incurred in connection with the federal investigations. The policy calls for a maximum reimbursement to the Company of $2 million. The insurance company preliminarily denied the Company's claim under their interpretation of the terms of the policy. The Company believes that the insurance company is incorrect and Company counsel is communicating with insurance company counsel in an attempt to resolve the issue. The Company believes that it currently can fund the ongoing legal costs associated with the investigations regardless of the outcome of the Company's insurance claim.

          NASDAQ Listing Requirements
               The securities of JBOH currently trade on the Small Cap Market of NASDAQ. Effective February 1998, NASDAQ implemented revised continued listing requirements, including a minimum bid price of $1.00. At February 13, 1998, the Company did not meet the minimum bid price requirement, and the Company has 90 days in order to regain compliance with the minimum bid price requirement. Management is currently discussing various options to bring the stock back into compliance, including, but not limited to, a reverse split of the Company's stock.

          Year 2000 Modifications
               The Company currently estimates that the total cost of such modifications will not be significant. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Company.
               The company's effective tax rate varied from its statutory federal rate due to changes in state taxes net of federal benefit and other temporary differences.

          Results of Operations

                      Year Ended December 31, 1997, compared to
                            Year Ended December 31, 1996

               Total revenue increased by $12,362,243 or 21% to $69,961,623 during 1997. The most significant change was an increase in interest revenue of $9,081,834. The increase in interest revenues relates directly to the increase in customer account balances. Customer receivables increased by $70,560,672 or 34% to $280,287,735.
               The Company also experienced significant growth in the deep discount retail operation, with commission revenue up more than 38% over 1996. Commission revenue increased by $7,125,108 or 38% to $25,939,576, and became the largest source of revenue to the Company during 1997, consisting of 37% of total revenues for 1997.
               Trading revenues increased by $1,328,145 or 144% to $2,250,940 during 1997. The Company anticipates this trend to continue with trading revenues replacing some of the lost clearing and execution revenue described below.
               Clearing and execution revenue decreased by $2,010,243 or 10% to $17,442,407 in 1997. The decrease occurred in the last quarter of the year when the Company declined to bid on the clearing contract of a large correspondent. Clearing revenues declined by approximately 50% in the fourth quarter of 1997 compared to the three preceding quarters.
               Total expense increased $15,947,569 or 31% to $67,339,066 during 1997. The largest variance was interest expense, which increased $5,732,528 or 68% to $14,191,646 during 1997. The increase in interest expense relates directly to the 63% increase in interest income (discussed above). Net interest income
          (interest income less interest expense) increased by $3,349,306 or 55% to $9,409,695 during 1997.
               Commission expense increased by $2,050,067 or 25% to $10,115,655 in 1997. This compared favorably with the 38% increase in commission income discussed above. Net commission income (commission income less commission expense) increased $5,075,041or 47% to $15,823,921 during 1997. This growth in the
          Company's discount operation is primarily the result of its marketing efforts. This division remained profitable in 1997.
               Bad debt and settlement expense increased $1,760,372 or 115% to $3,286,421 during 1997. This increase reflects the settlement of a litigation matter during the second quarter for which the Company paid $1,500,000. Also during 1997 various Reynolds Kendrick Stratton, Inc. _RKSI_ matters were resolved. It is expected this expense will be significantly reduced during 1998.
               Professional services increased $444,060, or 11% to $4,585,781 in 1997. Of this increase, $407,216 were for legal fees in the resolution of RKSI matters. The Company decreased its consulting services during 1997 by $141,277, primarily related to public relations. It is anticipated that professional services will continue at this level for 1998.
               Occupancy and equipment costs increased by $1,286,080 or 46% to $4,108,926 in 1997. This increase relates primarily to the upgrade of the Company's information and communication network and, to a lesser extent, the opening of a new branch office in San Gabriel, California.
               Clearing expenses for the Company increased $809,729 or 38% to $2,954,415 during 1997. This cost increased despite the decline in clearing and execution revenue for the same period, the increase in trade transaction volume, generated from the growth in the discount division. Overall transaction volume increased by 37% during 1997 over 1996. This is also true of data processing costs which increased $1,070,951 or 26% to $5,214,148 during 1997.
               Other expenses such as employee compensation, communications, and other operating costs increased in relation to the increase in overall revenues.
               The Company's effective tax rate varied from its statutory federal rate due to changes in state taxes net of federal benefit and other temporary differences.

                            Year Ended December 31, 1996,
                      compared to Year Ended December 31, 1995

               Total revenue increased by $17,994,023 or 45% to $57,599,380 during 1996. The most significant change was an increase in commissions of $9,583,802. 1996 year end commissions were $18,814,468, compared with $9,230,666 in the prior year.
               Clearing and execution revenue increased by $3,871,620 or 25% to $19,452,650 in 1996. This revenue increase was the direct result of a 22% increase in transaction volume during 1996.
               The Company also experienced significant growth in the deep discount retail operation, with commission revenue up more than 100% over 1995. The Company opened additional offices in Boston and Miami during the early part of 1996. The discount division remained profitable in 1996.
               Interest revenue increased by $6,390,419 or 79% to $14,519,507 in 1996. This increase was directly related to the success in the deep discount division. The Company offered competitive interest rates, and was able to attract new customer balances. In addition to carrying increased customer balances, the Company earned further interest spreads by actively participating in the stock loan and borrow business.
               Other revenues increased $1,289,295 or 50% to $3,889,960 in 1996. The primary cause of this increase was $750,000 of miscellaneous charges to correspondent brokers. Additionally the Company had $138,000 in non-accountable expenses on an underwriting that was completed in 1996.
               Trading profits decreased by $3,141,113 or 77% to $922,795 in 1996. The Company restructured its trading function during 1996 in an effort to increase trading productivity.
               Total expense increased $18,527,461 or 56% to $51,391,497 during 1996. The largest variance was interest expense, which increased $4,047,127 or 92% to $8,459,118 during 1996. The percentage increase in interest expense is greater than interest income (discussed above) because the company accumulated excess customer cash and invested in reverse repurchase agreements. These instruments had less of a yield than that generated from customer margin accounts.
               Commission expense increased by $3,194,279 or 66% to $8,065,588 in 1996. This compared favorably with the 104% increase in commission income discussed above. Employee compensation increased $3,299,998 or 58% to $9,013,089 in 1996.
          This increase resulted primarily from the expansion of the deep discount (additional branches) and on-line services the Company offers.
               Occupancy and equipment costs increased by $1,166,609 or 70% to $2,822,846 in 1996. This increase relates to the opening of new branch offices; New York, Switzerland, Boston and Miami accounted for $666,427 of occupancy and equipment cost in 1996.
               Professional services increased $1,707,616, or 70% to
          $4,141,721 in 1996.  Of this increase, $1,020,212 were for legal fees in the resolution of RKSI matters. The Company also incurred $740,491 more in consulting services during 1996, primarily related to public relations.
               Promotional expense increased $1,994,422, or 104% to $3,912,089 in 1996. The most significant cause of this increase relates to the new JB On-line products the Company introduced in 1996. The Company spent approximately $1,500,000 in advertising for JB On-line. The Company will monitor its advertising expenditures and the related benefits being received.
               Bad debt expense decreased by $110,661 or 7% to $1,526,049 in 1996. Approximately half of the bad debt expense relates to the resolution of RKSI and Prolyx matters. Other operating expenses increased $431,341 or 28% to $1,981,722 in 1996. This increase is due to the additional registration fees for its growing discount division and additional regulatory fees incurred.
               Other expenses such as communications, data processing costs and other operating costs have increased in relation to the increase in related business. Clearing and floor brokerage costs have decreased during 1996 by $551,445 or 21% to $2,144,686.
          This decrease relates to the Company changing its clearing corporation.
               Income tax expenses has increased by $651,536 or 43% primarily due to the release of the valuation allowance on the deferred tax asset of $1,115,618 in 1995 net of $500,000 in 1996. During the fourth quarter of 1996, the valuation allowance on the deferred tax asset was released as it is more likely than not that the deferred tax asset will be fully realized in 1997. The Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes, change in the valuation allowance on the deferred tax asset, and a refund related to the amendment of prior years income tax returns.

          Liquidity and Capital Resources
               The majority of the Company's corporate assets at December
          31, 1997, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. The majority of the Company's proprietary securities positions are in JBOC's trading accounts, both long and short; the majority of these positions are readily marketable and actively traded. Receivables with other brokers and dealers primarily represent current open transactions which typically settle within a few days, or stock borrow and loan transactions where the contracts are adjusted to market values daily.
               The Company finances its business operations through funds generated through its subsidiaries business services. JBOC is subject to the net capital rules of the SEC. At December 31, 1997, JB Oxford had regulatory net capital of $14,380,292, which exceeded the minimum requirement by $8,728,676. In addition to financing the margin transactions by customer credit balances, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $30,000,000. Additionally, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on broker call and prime, with the average rates ranging from 7.00% to 9.125% at December 31, 1997.
              The Company has a deferred tax asset of $918,358 and $689,795 as of December 31, 1997, and 1996, respectively. The deferred tax asset represents the effect of future tax benefits resulting from temporary differences recorded at the currently enacted federal tax rates. The Company has not established a valuation allowance as management believes it is more likely than not that it will generate sufficient income in the future to utilize these assets.

                       Liquidity December 31, 1997 Compared to
                                  December 31, 1996

              The Company's cash position increased during 1997 by $1,628,191 to $2,598,062 at year end. Cash provided by operations was $5,848,138. The most significant source of cash was the decrease in cash segregated under federal regulations in the amount of $60,773,200. Additionally, the increase in payables to broker dealers and clearing organizations provided cash of $54,655,744, and all of this increase is the result of additional securities loaned at December 31, 1997.
               The most significant use of cash in operations was the change in due to/from customers of 181,423,751. This use of cash was offset by the sources of cash indicated above. The Company also generated cash from net income in the amount of $1,522,685.
               Cash used in financing activities was $6,682,672 primarily from the liquidation of short term borrowing of $6,097,193. The Company obtained cash in financing activities through additional loans from stockholders of $2,867,500. Additionally, the Company issued shares of its common stock in the amount of $1,327,630.
               The Company used cash of $1,732,405 in investing activities, all for capital expenditures. The Company's requirement for capital resources is not material to the business as a whole. The Company has no plans to open additional offices. The Company has been in the process of upgrading its information and communication systems. The Company has no significant commitments for capital expenditures.

                             Liquidity December 31, 1996
                            Compared to December 31, 1995

               The Company's cash position decreased in 1996, in the amount of $14,979,706 to $969,871. Cash used in operations amounted to $18,492,426. The most significant source of cash was the change in amounts due to/from customers in the amount of $72,353,282.
          In turn the most significant use of cash was the increase in cash segregated under federal regulations in the amount of $95,632,760. This relates directly to the cash provided from customers.
               The Company's operations provided cash from the net increase in amounts due to/from broker-dealers and clearing organizations of $5,059,436. The Company also generated cash from net income in the amount of $4,039,574.
               Cash provided by financing activities was $5,543,662 primarily from short term borrowing of $5,997,125 in short term borrowings. Cash used in financing activities was payments of notes payable in the amount of $328,110, and payments of preferred stock dividends in the amount of $220,603. The Company used cash of $2,030,942 in investing activities, all for capital expenditures.

                                 JB Oxford & Company
                                Short Term Borrowing
                               (Amounts in Thousands)
          Category of aggregate
          short-term borrowings       a       b       c      d        e
              borrowings

          Year Ended December 31,
          1997 collateralized by:
           Customer securities         --      -- $12,262 $4,264      6.9%
           Firm securities             --      --   1,500    308      8.5%
          Year Ended December 31,
          1996 collateralized by:
           Customer securities      4,497    7.7%   4,497    746      7.4%
           Firm securities          1,500    8.4%   1,500    208      8.4%
          Year Ended December 31,
          1995 collateralized by:
           Customer securities         --      -- $13,857 $2,482      7.8%
           Firm securities             --      --     850    375      8.0%

          a)             Balance at end of period
          b)             Weighted average interest rate at end of the period
          c)             Maximum amount outstanding during the period
          d)             Average amount outstanding during the period
          e)             Weighted average interest rate during the period


               The weighted average interest rate during the period was calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.
               Management believes that existing capital available, together with the established revolving credit lines, provides the Company with adequate financial resources to meet its capital needs at the present operating level. However, in order for the Company to assure continued growth and stability, and to protect against the potential impact which could result from the failure of any combination of its correspondent broker-dealer clients, Management is exploring additional sources of capital to increase the Company's liquidity and capital base.

          Impact of Inflation
               Inflation has had a minimal impact on the operations and financial condition of the Company. The Company will continue to monitor costs and productivity constantly and will adjust prices and operations as necessary to meet inflationary impacts or market changes.

          New Accounting Pronouncements
               Statement of Financial Accounting Standards No. 125,
          "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (_SFAS 125_) as amended by SFAS
          No. 127, is effective for transactions occurring after December
          31, 1996, except for secured borrowings, repurchase agreements, dollar rolls, securities lending, and similar transactions, for which SFAS 125 is effective for transactions occurring after December 31, 1997. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of a financial-components approach that focuses on control. The Company does not expect adoption to have a material effect on its consolidated financial condition or results of operations.
               Statement of Financial Accounting Standards No. 128, _Earnings per Share,_ (_SFAS 128_) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior period earnings per share (_EPS_) data presented. The new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted SFAS 128 for the period ending December 31, 1997, and for the peroids as presented in the accompanying financial statements. Adoption of this standard resulted in a restatement of prior periods EPS data as required by SFAS 128.
               Statement of Financial Accounting Standards No. 129,
          _Disclosure of Information about Capital Structure_ (_SFAS 123_) is effective for financial statements ending December 15, 1997.
          SFAS 129 reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion
          No. 15, which has been superseded by SFAS 128. The Company adopted SFAS 129 for the period ended December 15, 1997 and it did not have any effect on its consolidated financial position or results of operations.
               Statement of Financial Accounting Standards No. 130,
          _Reporting Comprehensive Income_ (_SFAS 130_) is effective for financial statements with fiscal years beginning after December
          15, 1997 SFAS 130 establishes standard for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its consolidated financial condition or results of operations, if any, from the adoption of this statement.
               Statement of Financial Accounting Standards No. 131,
          _Disclosure about Segment of an Enterprise and Related
          Information_ (_SFAS 131_), is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The
          Company does not expect adoption of SFAS 131 to have a material effect, if any, on it consolidated results of operations.


          Item 8.        Financial Statements and Supplementary Data
               The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:
                                                                   Page

             Report of Independent Certified Public Accountants      18
             Consolidated Statements of Financial Condition       19-20
               December 31, 1997, and 1996
             Consolidated Statements of Operations Years Ended       21
               December 31, 1997, 1996, and 1995
             Consolidated Statements of Changes in                   22
               Stockholders' Equity (Deficit)Years Ended
               December 31, 1997, 1996, and 1995
             Consolidated Statements of Cash Flows Years Ended       23
               December 31, 1997, 1996, and 1995
             Notes to Consolidated Financial Statements           24-38
             Financial Statement Schedule I - Condensed           49-52
               Financial Statements (Parent Company Only)
             Financial Statement Schedule II - Valuation and         53
               Qualifying Accounts


          Report of Independent Certified Public Accountants



          Board of Directors
          JB Oxford Holdings, Inc.



          We have audited the accompanying consolidated statements of financial condition of JB Oxford Holdings, Inc. and Consolidated Subsidiaries, as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years ended December 31, 1997. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JB Oxford Holdings, Inc. and Consolidated Subsidiaries at December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

          Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.



          BDO SEIDMAN, LLP

          Los Angeles, California
          March 27, 1998



                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                         December 31,
                                                       1997        1996


          Assets:
          Cash and cash equivalents (Note 3)        $2,598,062      $969,871
          Cash segregated under federal and other   34,903,262    95,676,462
           regulations (Note 4)
          Receivable from broker-dealers and
           clearing organizations
          (net of allowance for doubtful accounts    4,682,908     7,034,713
           of $2,103,802 for
          both years) (Note 5)
          Receivable from customers (net of
           allowance for doubtful accounts of 280,287,735 209,727,063 $4,231,016 and $3,931,080) (Note 6)
          Other receivables (net of allowance for
           doubtful accounts of $1,979,793 for both  2,233,321     1,403,588
           years)
          Securities owned - at market value         3,737,661     5,080,146
           (Note 7)
          Furniture, equipment, and leasehold
           improvements (at cost - net of
           accumulated depreciation and              3,460,467     2,987,209
           amortization of $4,051,672 and
           $2,792,595)
          Income taxes refundable (Note 11)            717,396       849,162
          Deferred income taxes (Note 11)              918,358       689,795
          Clearing deposits                          6,728,590     4,973,246
          Other assets                               2,044,588       944,866

          Total assets                            $342,312,348  $330,336,121

          Liabilities and stockholders' equity:
           Liabilities:
            Payable to broker-dealers and clearing $90,222,450   $35,566,706
             organizations (Note 5)
             Payable to customers (Note 6)         221,033,056   262,019,997
            Securities sold not yet purchased - at
             market value (Note 7)                   1,148,706       243,864
            Accounts payable and accrued liabilities 5,791,409     7,605,998
            Income taxes payable (Note 11)             182,028            --
            Loans from stockholders (Note 12)        7,288,811     4,421,311
            Notes payable (Note 8)                      22,894     6,120,087
            Subordinated borrowings (Note 9)         1,500,000     2,000,000

           Total liabilities                       327,189,354   317,977,963


           Commitments and contingent liabilities (Note 15)
           Stockholders' equity:
            Convertible preferred stock ($10 par value,      --    2,000,000
             200,000 shares authorized; 200,000 shares
             issued and outstanding in 1996) (Note 10)
            Common stock  ($.01 par value, 100,000,000  141,412       87,602
             shares authorized; 14,141,205 and
             8,760,205 shares issued and outstanding)
            Additional paid-in capital               12,815,316    9,541,496
            Retained earnings                         2,166,266      729,060

           Total stockholders' equity                15,122,994   12,358,158

           Total liabilities and stockholders'
            equity                                 $342,312,348 $330,336,121


            See accompanying notes to Consolidated Financial Statements.



                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations


                                             For The Years Ended December 31,
                                               1997        1996        1995

          Revenues:
           Clearing and execution          $17,442,407 $19,452,650 $15,581,030
           Trading profits                   2,250,940     922,795   4,063,908
           Commissions                      25,939,576  18,814,468   9,230,666
           Interest                         23,601,341  14,519,507   8,129,088
           Other                               727,359   3,889,960   2,600,665


           Total Revenues                   69,961,623  57,599,380  39,605,357


          Expenses:
           Employee compensation            10,231,818   9,013,089   5,713,091
           Commission expense               10,115,655   8,065,588   4,871,309
           Clearing and floor brokerage      2,954,415   2,144,686   2,696,131
           Communications                    6,560,425   5,181,392   3,134,580
           Occupancy                         4,108,926   2,822,846   1,656,237
           Interest                         14,191,646   8,459,118   4,411,991
           Data processing charges           5,214,148   4,143,197   2,841,834
           Professional services             4,585,781   4,141,721   2,434,105
           Promotional                       3,709,631   3,912,089   1,917,667
           Bad debt and settlement expense   3,286,421   1,526,049   1,636,710
           Other operating expenses          2,380,200   1,981,722   1,550,381

           Total Expenses                   67,339,066  51,391,497  32,864,036

           Income Before Income Taxes        2,622,557   6,207,883   6,741,321
           Income Tax Provision              1,099,872   2,168,309   1,516,773

           Net Income                       $1,522,685  $4,039,574  $5,224,548



           Basic Net Income Per Share             0.12        0.44        0.67
           Diluted Income Per Share               0.09        0.23        0.40
           Weighted average number of
            shares of common stock & common
            stock equivalents
               Basic                        12,334,517   8,704,235   7,615,631
               Diluted                      18,746,264  18,380,780  13,478,573

            See accompanying notes to Consolidated Financial Statements.


                                          JB Oxford Holdings, Inc. and Subsidiaries
                             Colidated Statements Of Changes in Stockholders' Equity (Deficit)

                                   Preferred Stock      Common Stock
                                                                          Additional    Retained
                                                                            Paid-in     Earnings
                                  Shares     Amount    Shares    Amount     Capital  (Accum. Deficit)   Total
Balance at January 1, 1995             --         --   6,432,983  $64,330  $7,525,074  $(8,188,486)    (599,082)
  Issuance of preferred stock     200,000 $2,000,000          --       --          --           --    2,000,000
  Excercise of warrants                --         --   2,222,222   22,222   1,922,222           --    1,944,444
  Net Income                           --         --          --       --          --    5,224,548    5,224,548
  Cash Dividends-preferred stock       --         --          --       --          --     (125,973)    (125,973)
Balance December 31, 1995         200,000  2,000,000   8,655,205   86,552   9,447,296   (3,089,911)   8,443,937

  Exercise of warrants                 --         --     105,000    1,050      94,200           --       95,250
  Net Income                           --         --          --       --          --    4,039,574    4,039,574
  Cash Dividents-preferred stock       --         --          --       --          --     (220,603)    (220,603)
Balance at December 31, 1996      200,000  2,000,000   8,760,205   87,602   9,541,496      729,060   12,358,158

  Issuance of common stock             --         --      65,000      650     124,150           --      124,800
  Excercise of warrants                --         --   1,316,000   13,160   1,189,670           --    1,202,830
  Conversion of preferred stock  (200,000)(2,000,000)  4,000,000   40,000   1,960,000           --           --
  Net Income                           --         --          --       --          --    1,522,685    1,522,685
  Cash Dividends-preferred stock       --         --          --       --          --      (85,479)     (85,479)
Balance at December 31, 1997           --         -- $14,141,205 $141,412 $12,815,316   $2,166,266  $15,122,994

         See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Cash Flows

                                                          For The Years Ended December 31,
                                                           1997        1996         1995
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income (loss)                                     $1,522,685  $4,039,574  $5,224,548
  Adjustments to reconcile net income (loss)to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        1,259,147     882,773     545,481
    Disposal of property and equipment                          --     204,807          --
    Deferred rent                                          (62,700)     70,079        (772)
    Provision for bad debts                                299,936   1,526,049   1,636,710
    Changes in assets and liabilities:
      Cash segregated under federal and other
       regulations                                      60,773,200 (95,632,760)  9,625,831
      Receivable from broker-dealers
       and clearing organizations                        2,351,805    (427,160)  9,884,512
      Receivable from customers                        (70,860,608)(68,083,528)(88,697,676)
      Other receivables                                   (829,733)   (534,989) (1,654,493)
      Securities owned                                   1,342,485    (492,724) (3,119,877)
      Clearing deposits                                 (1,755,344) (4,540,383)    (19,815)
      Other assets                                      (1,099,722)   (262,891)   (191,780)
      Payable to broker-dealers and clearing org's      54,655,744   5,486,596  19,153,308
      Payable to customers                             (40,986,941)140,436,810  66,553,006
      Securities sold not yet purchased                    904,842      19,701      63,403
      Accounts payable and accrued accrued liablilities (1,751,889)   (403,302)  3,933,915
      Income taxes payable/refundable/deferred              85,231    (781,078)  1,375,773
Net cash provided by (used in) operating activities      5,848,138 (18,492,426) 24,312,074

Cash flows from investing activities:
  Capital expenditures                                  (1,732,405) (2,030,942) (1,201,628)
Net cash used in investing activities                   (1,732,405) (2,030,942) (1,201,628)

Cash flows from financing activities:
  Repayments of notes payable                                   --    (328,110)   (201,246)
  Advances (repayments) on short term borrowing         (6,097,193)  5,997,125 (13,466,716)
  Subordinated loans                                      (500,000)         --   2,000,000
  Loans from stockholders                                2,867,500          --   2,531,638
  Issuance of stock                                      1,327,630      95,250   1,944,444
  Payment of cash dividends - preferred stock              (85,479)   (220,603)   (125,973)
Net cash provided by (used in) financing activities     (2,487,542)  5,543,662  (7,317,853)
Net increase (decrease) in cash and cash equivalents     1,628,191 (14,979,706) 15,792,593
Cash and cash equivalents at beginning of year             969,871  15,949,577     156,984
Cash and cash equivalents at end of year                $2,598,062    $969,871 $15,949,577

            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                     Notes To Consolidated Financial Statements


          Note 1.        Basis of Presentation

          Reporting Entity
               The accompanying consolidated financial statements for 1997 and 1996 include the accounts of JB Oxford Holdings, Inc. (_the Company_) (_JBOH_), and its wholly-owned subsidiaries, JB Oxford & Company (_JBOC_), Stocks 4 Less, Inc. (_S4L_), Reynolds Kendrick Stratton, Inc. (_RKSI_); and its 90% owned subsidiary, Prolyx Data Systems, Inc. (_Prolyx_). The Company operates in one significant geographic and industry segment. The Company derives its revenues primarily from its correspondent clearing services, discount operation, and market making activities. No individual customer accounts for 10% or more of consolidated revenues. Intercompany balances have been eliminated in consolidation. Additionally, minority shareholders' interests are not separately presented as the amounts are not significant.
               The Company and JBOC have their principal offices in Beverly Hills, California. JBOC's discount division has branches in Beverly Hills, California; Irving, Texas; New York, New York; Miami, Florida; Boston, Massachusetts; and Basel, Switzerland. S4L maintains its office in Beverly Hills, California.


          Note 2.        Summary of Significant Accounting Policies

          Cash and Cash Equivalents
               The Company considers all highly liquid investments purchased with maturities of three months or less when purchased to be cash equivalents. Highly liquid investments are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of interest rate changes.

          Security Transactions
               Proprietary securities transactions in regular-way trade are recorded on trade date. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade basis. Customers' securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis.
               Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the consolidated statement of financial condition.
               Securities owned and sold, not yet purchased are valued at market value. Securities not readily marketable are valued at estimated fair value as determined by management.

          Securities-Lending Activities
               Securities borrowed and securities loaned transactions are generally reported as collateralized financing except where letters of credit or other securities are use as collateral. Securities-borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender.
          With respect to Securities loaned, the Company receives collateral in the form of cash or other collateral generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

          Collateral
               The Company continues to report assets it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or re-pledge the assets or the Company can substitute collateral or otherwise redeem it on short notice. The Company generally does not report assets received as collateral in secured lending and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

          Depreciation and Amortization
               Depreciation of furniture and equipment is provided on a straight-line basis over the estimated useful lives of the property which range from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the term of the lease.

          Promotional
               Advertising costs are expensed as incurred.

          Earnings Per Share
               Basic earnings per share of common stock was computed by dividing net earnings, after deducting the preferred dividend requirements, by the weighted average number of common shares.
               Diluted earnings per share are computed based on the
          weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than market exercise prices, the convertible debentures(after giving retroactive effect to the elimination of interest expense, net of tax) and convertible preferred stock. Dilutive securities are not included in the weighted average number of shares when the inclusion would increase the earnings per share or decrease the loss per share.
               Statement of Financial Accounting Standard No. 128,
          _Earnings per Share_ (SFAS 128) issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997 with retroactive statement for prior periods. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutions of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures. The Company adopted SFAS 128 on December 15, 1997.
               Basic earnings per share, in accordance with SFAS 125 is $0.05 higher than primary earnings per share, calculated in accordance with APB 15 for the years ended December 31, 1996 and 1995.


               The following table reconciles the numerators and
          denominators of the basic and diluted earnings per share
          computation:
                                           For The Years Ended December 31,
                                              1997        1996      1995

          Basic Earnings Per Share
           Net income                      $1,522,685  $4,039,574   $5,224,548
           Preferred stock dividends          (85,479)   (220,603)    (125,973)
           Income available to common
            stockholders (numerator)       $1,437,206  $3,818,971   $5,098,575
           Weighted average common shares
            outstanding (denominator)      12,334,517   8,704,235    7,615,631
           Basic Earnings Per Share             $0.12       $0.44        $0.67

          Diluted Earnings Per Share
           Net income                      $1,522,685  $4,039,574   $5,224,548
           Interest on convertible
            debentures, net of income tax     238,752     242,162      180,428
           Income available to common
            stockholders plus assumed      $1,761,437  $4,281,736   $5,404,976
            conversions (numerator)
           Weighted average common shares  12,334,517   8,704,235    7,615,631
            outstanding
           Weighted average options         1,379,805   1,903,304    1,437,304
            outstanding
           Weighted average convertible     4,421,311   4,548,487    3,729,264
            debentures
           Weighted average convertible     1,494,505   4,000,000    1,290,715
            preferred stock
           Stock acquired with proceeds      (883,874)  ( 775,246)    (594,341)
           Weighted average common shares
            and assumed conversions        18,746,264  18,380,780   13,478,573
            outstanding (denominator)
           Diluted Earnings Per Share           $0.09       $0.23        $0.40


               Options to purchase 700,000 and 35,000 shares of common stock at December 31, 1997 and 1996, and were not included in the computation of diluted EPS because the options' exercise price was greater that the average market price of the common share during the respective periods. The options carry exercise prices ranging from $1.59 to $3.00 at December 31, 1997, and $2.75 to $3.00 at December 31 1996. The options at December 31, 1997 expire at various dates through July 9, 2007 and were still outstanding at the end of 1997.

          Income Taxes
               Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether or not it is more likely that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date.

          Stock-Based Compensation
               As of January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, _Accounting for Stock-Based Compensation_ (SFAS 123). SFAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25. _Accounting for Stock Issued to Employees_ APB No. 25), but requires pro forma disclosure of net earnings and earnings per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements.


          Use of Estimates
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.
          Actual results could differ from those estimates.

          Reclassifications
               Certain reclassifications have been made to the 1996 financial statements to conform with presentation in the 1997 financial statements.


          New Accounting Pronouncements
               Statement of Financial Accounting Standards No. 125,
          _Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities_ (_SFAS 125_) as amended by SFAS
          No. 127, is effective for transactions occurring after December
          31, 1996, except for secured borrowings, repurchase agreements, dollar rolls, securities lending, and similar transactions, for which SFAS 125 is effective for transactions occurring after December 31, 1997. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of a financial-components approach that focuses on control. The Company does not expect adoption to have a material effect on its consolidated financial condition or results of operations.
               Statement of Financial Accounting Standards No. 128, _Earnings Per Share_ (_SFAS 128_)is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior period earnings per share (_EPS_) data presented. The new statndard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted SFAS 128 for the period ending December 31, 1997 and for prior periods as presented in the accompanying financial statements. Adoption of this standard resulted in a restatement of prior periods EPS data as required by SFAS 128.
               Statement of Financial Accounting Standards No. 129,
          _Disclosure of Information about Capital Structure_ (_SFAS 123_) is effective for financial statements ending December 15, 1997.
          SFAS 129 reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion
          No. 15, which has been superseded by SFAS 128. The Company adopted SFAS 129 on December 15, 1997, and it did not have any effect on it consolidated financial position or results of operations.
               Statement of Financial Accounting Standards No. 130,
          _Reporting Comprehensive Income_ (_SFAS 130_) is effective for financial statements with fiscal years beginning after December
          15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its consolidated financial position or results of operations, if any, from the adoption of this statement.
               Statement of Financial Accounting Standards No. 131,
          _Disclosure about Segment of an Enterprise and Related
          Information_ (_SFAS 131_), is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The
          Company does not expect adoption of SFAS 131 to have a material effect, if any, on it consolidated results of operations.


          Note 3.        Cash and Cash Equivalents
               Included in cash and cash equivalents are securities purchased under agreements to resell on an overnight basis in the amount of $101,246 and $89,506 at December 31, 1997 and 1996.
          Securities purchased are U.S. Treasury instruments which must be at least 102% of the cash tendered. The market value of these securities are $103,271 and $91,296 at December 31, 1997 and 1996.


          Note 4.        Cash Segregated Under Federal and Other

          Regulations
               Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount $34,554,930 and $93,009,301 at December 31, 1997 and 1996.
          Securities purchased are U.S. Treasury instruments having a market value of $35,246,028 and $94,869,487, respectively. The Company had excess funds of $1,182,611 and $1,832,767 at December 31, 1997 and 1996.


          Note 5. Receivable From and Payable to Broker-Dealers and Clearing Organizations


               At December 31, amounts receivable from and payable to broker-dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

                                                        Receivable   Payable
          1997
          Receivable:
           Deposits for securities borrowed/loaned      $3,919,001 $86,627,666
           Securities failed to deliver/receive            629,050     285,476
           Payable to correspondents                            --   3,309,308
           Receivable from clearing organizations           89,745          --
           Other                                            45,112          --
          Total                                         $4,682,908 $90,222,450

                                                        Receivable   Payable
          1996
          Receivable:
            Deposits for securities borrowed/loaned     $6,304,389 $29,597,102
            Securities failed to deliver/receive           411,657     466,483
            Payable to correspondents                           --   5,503,121
            Receivable from clearing organizations         318,667          --
          Total                                         $7,034,713 $35,566,706


               Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. At December 31, 1997 the market value of the securities failed to deliver was $624,455 and failed to receive was $273,263. At December 31, 1996, the market value of the securities failed to deliver was $417,754 and failed to receive was $461,493.
               The amounts receivable from and payable to clearing organizations represents securities failed to deliver and failed to receive on a continuous net settlement basis. All open positions are adjusted to market daily.
               Securities borrowed and securities loaned represent securities borrowed or loaned from other broker-dealers. The equivalent value in money is deposited by the borrower. All open positions are adjusted to market values weekly. These deposits approximate the market value of the underlying securities.
               The Company clears security transactions for correspondent broker-dealers. Settled securities and related transactions for these correspondents are included in payable to correspondents.


          Note 6.   Receivable From and Payable to Customers
               Receivables from customers include amounts due on cash and margin transactions. Payables to customers represent debit balances in the customer accounts. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements.


          Note 7.       Securities Owned and Securities Sold, Not Yet
                        Purchased

               Marketable securities owned and sold but not yet purchased consist of trading and investment securities at quoted market values, as illustrated below:
                                                             Sold, But Not
                                                  Owned      Yet Purchased

Balances as of December 31, 1997:
  Corporate bonds, debentures, and notes      $        --    $     8,234
    Corporate stocks                            3,722,870      1,139,722
    Options and warrants                           14,791            750

Total                                           $3,737,661    $1,148,706


Balances as of December 31, 1996:
  Corporate bonds, debentures, and notes    $     71,311  $       7,690
  Corporate stocks                             5,001,335        236,174
  Options and warrants                             7,500             --

Total                                         $5,080,146    $   243,864


               As a part of its ongoing trading activities the Company may hold derivative financial instruments for trading purposes. These instruments consist of options and warrants and are not used as hedge instruments to reduce financial market risks. The Company does not trade futures, forward, swap or any other derivative financial instruments except options and warrants. The market value of warrants at December 31, 1997, and 1996, is $14,791 and $7,500, respectively. Trading gains or losses relating to options and warrants are not material to the operations of the Company.


          Note 8.        Notes Payable
               JBOC maintains firm and customer financing arrangements with an aggregate borrowing limit approximating $30,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime and are fully collateralized by marketable securities. The Company had no such loans outstanding at December 31, 1997. The Company had outstanding borrowings collateralized by marketable securities valued at $20,651,987 at December 31, 1996. Such collateral included $18,552,994 of customers' margin account securities and $2,098,993 of securities owned by the Company and non-customers.



               At December 31, notes payable consisted of the following:

                          Balance at
                            end of      a         b         c         d
                            period

          1997
          Collateralized by:
           Customer securities   $    --      -- $12,262,000  $4,264,000  6.9%
           Firm securities            --      --   1,500,000     308,000  8.5%
           Other                  22,894    9.5%     122,962      56,197  9.5%
           Total                 $22,894

          1996
          Collateralized by:
           Customer securities $4,497,125   7.7%   4,497,000     746,000  7.4%
           Firm securities      1,500,000   8.4%   1,500,000     208,333  8.4%
           Other                  122,962   9.5%     249,840     186,401  9.5%
           Total               $6,120,087

          a)             Weighted average interest rate.
          b)             Maximum amount outstanding during the period.
          c)             Average amount outstanding during the period.
          d)             Weighted average interest rate during the period.

              This amount was calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.

               See Note 12: Related Party Transactions for disclosure relating to shareholder loans outstanding at December 31, 1997, and 1996.


          Note 9.        Subordinated Borrowings
               The borrowings under subordinated loan agreements at December 31, 1997 and 1996, consist of three separate loans totaling $1,500,000 and $2,000,000, respectively. Each agreement carries interest at broker call plus 2%, not to exceed 9% payable monthly. All agreements are due March 31, 1998. On January 12, 1996, $1,000,000 of the above subordinated debt was assigned, for consideration, to a company controlled by a significant shareholder of the Company. The fair value of the debt approximates carrying value. The subordinated loan agreements have been approved by the NASD and are thus available in computing regulatory net capital. Subsequent to December 31, 1997, the Company renewed a $1,000,000 subordinated loan with the same terms due on March 31, 1999. The additional two loan agreements will be renegotiated with substantially the same renewal terms, less a total of $250,000 in principal balance which will be paid on renewal.


          Note 10.  Convertible Preferred Stock
               On June 5, 1995, $2,000,000 of the convertible debentures were exchanged for 200,000 shares of $10 par value non-voting convertible preferred stock. The preferred stock is convertible to common stock at the rate of $.50 per share of common stock based on the par value of the preferred stock. In accordance with a provision of the preferred stock agreement, the conversion rate changed from $0.90 to $0.50 due to an ownership change during 1996. The preferred stock currently pays a quarterly dividend of 11% which will increase periodically to a maximum of 15%. The dividends are cumulative, and the Company has certain redemption rights. The convertible preferred stock was converted to common stock in April of 1997.


          Note 11.  Income Taxes

               The income tax provision in the Consolidated Statements of Operations consists of the following components:

                                       Years Ended December 31,
                                     1997         1996         1995

                 Current
                   Federal          $916,955     $749,851     $900,989
                   State             411,480      729,083      220,302
                 Subtotal          1,328,435    1,478,934    1,121,291

                 Deferred
                   Federal          (174,101)     670,169      108,961
                   State             (54,462)      19,206      286,521
                 Subtotal           (228,563)     689,375      395,482

                 Total            $1,099,872   $2,168,309   $1,516,773


               The significant components of deferred income tax expense are as follows:
                                          Years Ended December 31,
                                        1997        1996        1995
                Changes in:
                 Temporary            $(348,447)  $(140,511)  $(296,705)
                   differences, net
                 Federal net
                   operating loss       135,857   1,184,336   1,452,299
                   carry forwards
                 State net operating
                   loss carry                --     125,550     355,506
                   forwards
                 Valuation allowance         --    (500,000) (1,115,618)
                 Deferred tax liability (15,973)     20,000          --

                 Total                $(228,563)   $689,375    $395,482




               Deferred tax assets - net included in the Consolidated Statements of Financial Condition are as follows:

                                                Years Ended December 31,
                                                   1997         1996

                Temporary differences resulting
                 in future deductible amounts      $922,385    $573,938
                Federal net operating loss                      135,857
                 carryforwards

                  Deferred tax assets               922,385     709,795
                  Deferred tax liability            (4,027)     (20,000)

                Deferred tax asset - net         $918,358    $689,795



               Reconciliations of the provision for income taxes to the expected income tax based on statutory rates are as follows:

                                                Years Ended December 31,
                                               1997       1996       1995

          Provision - Federal statutory rate $891,669 $2,110,680 $2,292,050 Increase (decrease) in income taxes resulting from:
            Valuation allowance                    --   (500,000)  (1,115,618)
            State tax net of Fed tax benefit  271,576    742,240      404,479
            Amendment of tax return                --   (102,127)          --
            Other                             (63,373)   (82,484)     (64,138)

          Total                            $1,099,872 $2,168,309   $1,516,773


          Note 12.  Related Party Transactions
               In March, 1995, the Company restructured 100% of its $5,031,000 demand debt to term debt in the form of senior secured convertible notes (loans from stockholders) with an original thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional $2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt. The total convertible notes outstanding at December 31, 1997, and 1996, were $4,421,311. Related interest expense for 1997, 1996 and 1995 was $397,918, $403,603 and $520,297. Subsequent to
          December 31, 1997, the due date of the notes was extended to December 1998. Additionally, the Company obtained $2,867,500 in demand notes from shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly. Related interest expense for 1997 was $129,324. Due to the related party nature and terms of the shareholder loans, the fair market value of such financial instruments cannot be estimated.
               During 1995, in connection with opening and maintaining a representative office in Switzerland, JBOC reimbursed a company controlled by a significant shareholder of the Company approximately $800,000 in expenses which are included in the consolidated statement of operations. In October 1995, the representative office became a branch office of JBOC.


          Note 13.  Options and Warrants
               At December    31, 1997, the Company has one stock option
          plan, which is described below. The Company applies APB Opinion 25, _Accounting for Stock Issued to Employees,_ and related Interpretations in accounting for the plan. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.
               The Company has adopted a stock option plan (the _Plan_) pursuant to which 453,000 shares of common stock have been reserved for issuance to officers and full-time employees of the Company. The Plan is administered by the Company's Board of Directors which determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price, which shall not be less than market value.
               SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively: dividend yield of 0%; expected volatility ranging from 22% to 26%; risk-free interest rates ranging from 5.09% to 6.89%. The weighted average fair value of options granted during 1997, 1996 and 1995 was $0.52, $1.40, and $0.67, respectively.

               Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          For The Years Ended December
                                                      31,
                                           1997       1996       1995

          Net income:
           As reported                  $1,522,685  $4,039,574  $5,224,548
           Pro forma                     1,501,085   3,871,374   5,144,148

          Basic earnings per share:
           As reported                        0.12        0.44        0.67
           Pro forma                          0.11        0.42        0.66

          Diluted earnings per share:
           As reported                        0.09        0.23        0.40
           Pro forma                         $0.09       $0.22       $0.40

               Due to the fact that the company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1995, 1996, and 1997.

               A summary of the status of the Company's stock options and warrants as of December 31, 1997, 1996, and 1995, and changes during the years ending on those date is presented below:

                       December 31,     December 31,    December 31, 1995
                            1997             1996
                               Weighted          Weighted            Weighted
                       Shares  average   Shares  average    Shares   average
Outstanding at
 beginning of year   2,271,692    $1.28 1,956,692     $1.05  2,552,222   $0.90
Granted                205,000     1.79   420,000      2.30  1,626,692    1.03
Exercised           (1,275,000)    0.90  (105,000)     1.05 (2,222,222)   0.88
Forfeited             (236,692)    1.64        --        --         --      --
Outstanding at end
 of year               965,000     1.82 2,271,692      1.28  1,956,692    1.05
Options excercisable
 at year-end           800,000    $1.82 2,221,692     $1.25  1,881,692   $1.01
Weighted-average fair
 value of options
 granted during
 the year                $0.60              $1.40                $0.67



               Information relating to stock options and warrants at December 31, 1997, summarized by exercise price are as follows:

                       Options Outstanding             Options Exercisable
                        Number   Weighted-  Weighted-    Number   Weighted-
                      Outstandi   Average    Average   Exercisable   Average
            Exercise    ng at    Contractual Exercise       at      Exercise
             Prices    12/31/96     Life      Price     12/31/96      Price

                1.08    250,000          5       1.08    250,000       0.50
                1.13     15,000          3       1.13         --       0.90
                1.59    100,000         10       1.59     40,000       1.08
                1.78     25,000         10       1.78         --       1.78
                1.94    200,000          3       1.94    200,000       1.94
                1.97     15,000         10       1.97         --       1.97
                2.25    260,000          7       2.25    260,000       2.25
                2.32     50,000         10       2.32         --       2.32
                2.87     25,000         10       2.87     25,000       2.87
                3.00     25,000         10       3.00     25,000       3.00

           Total        965,000          6       1.82    800,000       1.82


          Note 14.  Regulatory Requirements
               JBOC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JBOC has elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below five percent of aggregate debits.
               At December 31, 1997 JBOC had net capital of $14,380,292, which was 5.1% of aggregate debit balances and $8,728,676 in excess of the minimum amount required. At December 31, 1996, JBOC had net capital of $12,222,510, which was 5.8% of aggregate debit balances and $7,986,964 in excess of the minimum amount required.


          Note 15.  Commitments and Contingent Liabilities
               The Company offers its employees participation in a 401(k) savings plan. Eligible employees are able to contribute a portion of their compensation. The Company matches 25% of these contributions up to 6% of the employees wage. This expense for
          1997, 1996, and 1995 amounted to $43,731, $76,917, and $17,420.
               The Company and/or its subsidiaries are defendants in
          several lawsuits and arbitrations the most significant of which follow:

            a) In a NASD arbitration matter filed in September 1996, the claimants seek damages in excess of $362,000, plus interest and punitive damages. The claimants allege that JBOC and their account executive churned their account and breached fiduciary duties in connection with the handling of their account. The respondents counter that the claimants approved all trades, understood the risks of their investments and cause losses by their own actions. Three days of hearings were conducted in December 1997, with additional hearing dates currently scheduled for June 1998. In addition, an NASDR investigation into JBOC and claimant's broker relating to Dr. Libaw's claims has been closed with no action being taken against JBOC or the broker. The ultimate outcome of the arbitration and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.

            b) In a District Court action commenced in November 1997, in the Third Judicial District Court of the State of Utah.
            The claim is brought by a former officer and director of the Company, Mr. Stratton, and alleges breach of an employment agreement with OTRA Clearing Inc., which claimant alleges is binding on the Company. Mr. Stratton alleges that he is owed damages of not less than $1.2 million, comprised of additional compensation, insurance benefits, and vacation pay. The Company has filed an answer denying that Mr. Stratton is owed any additional amounts. Discovery has commenced. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

            c) On August 19, 1997, a search warrant was served at the Beverly Hills, California corporate offices of the Company and its subsidiary, JB Oxford & Company, pursuant to a request made by the Federal Bureau of Investigation. The Company and certain of its officers and employees were also served with Grand Jury subpoenas. The search warrant and subpoenas were issued in connection with an investigation being conducted by the U.S. Attorney's Office in Los Angeles. A focus of the investigation appears to be the relationship and activities of Irving Kott with the Company and possible market manipulation. The Company cannot, however, say with any certainty that these
            are the only issues involved in the investigation.   Mr. Kott
            is an individual who had been retained through an entity named Turret Consultants as a consultant to the Company. In connection with this investigation, the Swiss branch office of JB Oxford & Company as well as the offices of Oeri Finance, Inc. were searched by French and Swiss authorities pursuant to a request made by the U.S. Justice Department. Felix A. Oeri, Chairman of the Board of Directors of the Company, also serves as President of Oeri Finance, Inc.
                  On or about the same date, the Company, its directors,
            JB Oxford & Company and certain of its officers and employees were served with subpoenas duces tecum issued by the Securities and Exchange Commission in connection with an investigation conducted by that agency entitled In the matter of Reynolds Kendrick Stratton, Inc. (Reynolds Kendrick Stratton, Inc. is a subsidiary of the Company which has been inactive since July 1994, but formerly operated as a broker-dealer). The subpoenas generally call for the production of documents relating apparently to the same issues which are the subject of the Grand Jury investigation.
                  The Company has retained counsel in the above matters
            and has cooperated with the U.S. Attorney's Office and the SEC in their on-going investigations. Pursuant to the subpoenas served by the U.S. Attorney's Office and the SEC, the Company has and is continuing to produce various documents responsive to such subpoenas. At this stage of both investigations, it is not possible to predict their ultimate outcome or the financial impact on the Company, if any. In September of 1997, the Company ended its consulting relationship with Turret Consultants. Under an existing Directors and Officers liability insurance policy held by the Company, a claim was filed with the insurer for the reimbursement of legal fees incurred in connection with the federal investigations. The policy calls for a maximum reimbursement to the Company of $2 million. The insurance company preliminarily denied the Company's claim under their interpretation of the terms of the policy. The Company believes that the insurance company is incorrect and Company counsel is communicating with insurance company counsel in an attempt to resolve the issue. The Company believes that it currently can fund the ongoing legal costs associated with the investigations regardless of the outcome of the Company's claim.

               Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997, were as follows:
                       Year ending
                       December 31:
                         1998                $2,219,342
                         1999                 2,115,957
                         2000                 1,932,735
                         2001                 1,694,080
                         2002                 1,283,401
                         Thereafter           1,999,333

                         Total              $11,244,848


               The Company received certain concessions for a lease included above which is being amortized ratably over the lease term.

               Rent expense was as follows:

                       Year ending
                       December 31:
                         1997                 $1,995,852
                         1996                  1,185,303
                         1995                   $822,873

               The Company has an Employee Stock Ownership Plan which covers employees of the Company. Contributions to the Plan are determined annually by the Board of Directors of the Company. No contributions have been made for the years ended December 31, 1997, 1996, and 1995.


          Note 16.  Financial Instruments With Off-Balance Sheet Risk
               In the normal course of business, the Company's customer and correspondent clearance activities involve the execution, settlement and financing of various securities and financial instrument transactions. In the event the customers or correspondents are unable to fulfill their contractual obligations, the Company may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss.
               As a part of its normal brokerage activities, the Company sells securities not yet purchased ("short sales") for its own account. The establishment of short positions exposes the Company to an off-balance sheet market risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices.
               The Company's customer securities activities are transacted on either a cash or margin basis. In a margin transaction, the Company extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. In addition, the Company executes and clears customer transactions involving the sale of securities not yet purchased ("short sales") and the writing of option contracts. Such transactions may expose the Company to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.
               The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or to reduce positions, when necessary. Additionally, the Company requires clearing deposits from the correspondents.
               The Company is a market-maker for public corporations representing a wide variety of industries whose securities are traded in the NASD's Automated Quotation System (_NASDAQ_), the NASDAQ National Market System and, to a minor extent, on the NASD Bulletin Board. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its correspondents' clients. Market making activities may result in concentration of securities which may expose the Company to additional off-balance-sheet risk.
               In the normal course of business, the Company executes, as agent or principal, transactions on behalf of customers. If the agency or principal transactions do not settle because of failure to perform by either the customer or the counterparty, the Company may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the securities are different from the contract amount of the transactions.
               The Company does not anticipate nonperformance by customers or counterparties in the above situation. The Company's policy is to monitor its market exposure and counterparty risk. In addition, the Company has a policy of reviewing, as considered necessary, the credit standing of each customer with which it conducts business.
               The Company arranges secured financing by pledging securities owned and unpaid customer securities for short term borrowings, securities loaned and to satisfy margin deposits of clearing organizations. The Company also actively participates in the borrowing and lending of securities. In the event the counterparty in these and other securities loaned transactions is unable to return such securities pledged or repay the deposit placed with them, the Company may be exposed to the risks of acquiring the securities at prevailing market prices or holding collateral possessing a market value less than that of the related pledged securities. The Company controls the risks by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary.


          Note 17.  Supplemental Disclosures of Cash Flow Information

                                                1997      1996      1995
           Cash paid during the year for:
            Interest                         $14,128,501 $8,428,614 $4,457,909
            Income taxes                      $1,008,672 $3,204,726   $500,000

          Supplemental disclosure of non-cash investing and financing ativities:
               During 1995, $2,000,000 of the loans to stockholders was exchanged for 200,000 shares of $10 par value non-voting convertible preferred stock. During 1997 the convertible preferred stock was converted into 4,000,000 shares of common stock.


          Note 18. Unaudited Supplemental Quarterly Financial Information Below is selected quarterly financial data for each fiscal quarter during the years ended December 31, 1997 and 1996. This information should be read in conjunction with the consolidated financial statements included elsewhere herein.

                      First      Second      Third      Fourth
                     Quarter    Quarter     Quarter     Quarter
1997
 Revenues         $15,617,638 $18,215,659 $20,026,773 $16,101,553
 Income before tax  2,104,862     180,172   1,520,220  (1,182,697)
 Net income         1,264,862     105,172     886,962    (734,311)
   Basic earnings
    (loss) per share     0.14        0.01        0.06       (0.05)
   Diluted earnings
    (loss) per share     0.07        0.01        0.05       (0.05)

1996
 Revenues         $12,904,615 $16,181,661 $14,359,206 $14,153,898
 Income before
  taxes             1,946,099   1,939,843   1,515,468     806,473
 Net income         1,178,099   1,152,843     890,468     818,164
 Basic earnings
  per share              0.11        0.11        0.09        0.08
 Diluted earnings
  per share              0.07        0.07        0.05        0.05


               During the fourth quarter of 1996, Management made a $500,000 adjustment to the deferred tax valuation allowance, which reduced income tax expense during this period.


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



                                      PART III


          Item 10. Directors and Executive Officers of the Registrant Listed below are the directors and executive officers of the
          Registrant followed by their business experience:

               Name      Age            Position             Period Served

          Executive
          Officers
          Stephen
          Rubenstein      54 Director, President, CEO      Since March 1994
                                                           (Director since
                                                           May 1994)
          Mitchell S.T.
          Wine            39 Director, Secretary           Since August 1993
          Michael J.
          Chiodo          40 CFO, Treasurer                Since May 1994
          Scott G. Monson 38 General Counsel,              Since September 1997
                             Assistant Secretary           Since August 1994

          Directors
          John Broome     65 Director                      Since September 1995
          Felix A. Oeri   53 Director                      Since August 1996
                             Chairman of International
                             Sales of JBOC


          Business Experience

          STEPHEN M. RUBENSTEIN
               President and CEO of Registrant and JBOC, August 1994 to present. Chief Administrative Officer of RKSI and JBOC, March 1994 to August 1994. Financial Consultant specializing in services to financial industry participants and attorneys, June 1992 - March 1994. Managing Director, Price Waterhouse, Financial Services Industry Group, December 1990 - June 1992. Chief Operations Officer and Chief Financial Officer and Treasurer, Cantor Fitzgerald & Co., 1985 - 1990. Mr. Rubenstein holds a Bachelor of Science degree in Accounting from Bernard Baruch College, NYC, 1968 and is currently affiliated with AICPA, California Society of CPA's, SIA and Association of Western Securities Management.

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

          MICHAEL J. CHIODO
               Chief Financial Officer and Treasurer, JB Oxford Holdings, Inc., September 1997 to present. Acting Chief Financial Officer, JB Oxford Holdings, Inc., August 1994 to September 1997. Chief Financial Officer, JB Oxford & Company, January 1994 to present. Mr. Chiodo was previously employed by Reynolds Kendrick Stratton, Inc. from August 1990 to December 1993, where he was named the Chief Financial Officer in October 1992. He is a former partner of the accounting firm of Sorensen, Chiodo & May. Mr. Chiodo received a Bachelor of Science degree in Accounting from Westminster College in Salt Lake City, Utah in 1978. Mr. Chiodo is a Certified Public Accountant and is affiliated with AICPA.

          SCOTT G. MONSON
               General Counsel, JB Oxford Holdings, Inc. and its subsidiaries, September 1997 to present. Associate General Counsel, JB Oxford Holdings, Inc. and subsidiaries, August 1994 to September 1997. Legal Counsel, JB Oxford Holdings, Inc. and subsidiaries, March 1989 - August 1994. Admitted to: California State Bar, 1997; Texas State Bar, 1995; District of Columbia Bar, 1993; Utah State Bar, 1985. Mr. Monson received a Juris Doctor degree from the University of Utah College of Law in Salt Lake City, Utah in 1985, and received a Bachelor of Science degree in Psychology from Brigham Young University in Provo, Utah in 1982.

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

          FELIX OERI
               Chairman and CEO of Oeri Finance Inc., a Swiss financial institution and trust company, providing broker-dealer services for securities, foreign exchange and precious metals, July 1987 to present. From 1979 to 1987, Mr. Oeri served as Chairman and CEO of Bank Fuer Privates Eigentum BPE, Basel. Mr. Oeri served as a member of the Grosser Rat des Kantons Basel-Stadt (Parliament) and its Finance Committee from 1981 to 1991.

          Compliance with Section 16(a) of the Exchange Act

               Section 16(a) of the Securities Exchange Act requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.
               As of March 13, 1998, based on copies of such reports furnished to the Company, there were no reportable untimely filings under Forms 3,4, or 5 by persons subject to Section 16(a) of the Securities Exchange Act of 1934.
               See _Item 12. Security Ownership of Certain Beneficial Owners and Management_ below for beneficial owners of more than ten percent or any other person subject to disclosure per Section 16 of the Exchange Act.


          Item 11.  Executive Compensation
               The following Summary Compensation Table sets forth the annual compensation for those serving as executive officers and directors as of December 31, 1997 and compensated by the Company or any of its subsidiaries for each of the last three completed fiscal years.

                                                                Long Term
                                      Annual Compensation      Compensation
          Name and                                         Other       Options
          Principal                                        Annual
          Position         Year    Salary($) Bonus($) Compensation     (shares)

          Stephen          1997    $287,500  $25,000       $456         100,000
          Rubenstein
          Director, CEO    1996     253,605  100,000        456          50,000
                           1995     213,956       --         --         100,000

          Michael J.       1997     110,000    5,000         76              --
          Chiodo
          CFO, Treasurer   1996     100,000   15,000         50              --
                           1995     102,575   26,000         --              --

          Scott G. Monson  1997     100,000    5,000         --              --
          General Counsel  1996      90,000    9,000         --              --
          Asst. Sec.       1995     $89,750   $7,500       $ --              --

               This table excludes the value of certain incidental personal benefits. The incremental cost to the Company of providing such incidental personal benefits did not, for the current year, exceed the lesser of $50,000 or 10% of annual salary and bonus for any of the respective individuals named in the table as set forth. Outside directors are compensated $2,500 for each quarterly meeting attended. The chairman of the compensation committee and audit committee receives an additional $5,000 and $7,500 a year respectively for his duties. Mr. Broome serves as the Chairman to both the compensation committee and the audit committee. Employee directors are not compensated for meeting attendance.
               Mr. Rubenstein serves pursuant to an employment agreement that extends until March 31, 2000. The agreement provides that he will be President and Chief Executive Officer of the Company with a salary of $300,000 beginning April 1, 1997, $325,000 the following year and $350,000 the year after that. In 1997, in connection with the execution of the agreement, Mr. Rubenstein received a bonus of $25,000 and the forgiveness of a loan of
          $50,000.   The agreement can then be renegotiated, terminated or
          continued on a month-to-month basis. Mr. Rubenstein was granted options to purchase 100,000 shares of the Company's common stock, as described elsewhere herein, pursuant to the agreement. Mr. Rubenstein receives life and disability insurance, as well as standard benefits received by all officers. In the event that Mr. Rubenstein is terminated without cause, he is entitled to the full payment of all compensation called for by the agreement.
               Mr. Monson executed an employment agreement with the Company in June 1994, which presently continues on a month-to-month basis. The only significant obligation of the Company remaining, other than Mr. Monson's salary described above, is his right to four months written notice of termination and three months severance pay upon termination.

                  JB Oxford Holdings, Inc.
           Option Grants in the Last Fiscal Year
                          12-31-97
     The following table summarizes individual grants of stock options made during the current year to each of the named executive officers.

(a)         ( b )   ( c )  ( d )   ( e )   ( f )    ( g )  ( h )    ( i )
Stephen
 Rubenstien 4-1-97  20,000   --    $1.59   4-1-97   4-1-07  20,024  50,827
            4-1-97  10,000   --     1.59   7-1-97   7-1-07   9,707  24,497
            4-1-97  10,000   --     1.59  10-1-97  10-1-07  10,336  26,444
            4-1-97  10,000   --     1.59   1-1-98   1-1-08  10,972  28,436
            4-1-97  10,000   --     1.59   4-1-98   4-1-08  11,307  29,545
            4-1-97  10,000   --     1.59   7-1-98   7-1-08  11,643  30,653
            4-1-97  10,000   --     1.59  10-1-98  10-1-08  11,979  37,762
            4-1-97  10,000   --     1.59   1-1-99   1-1-09  12,315  32,870
            4-1-97  10,000   --     1.59   4-1-99   4-1-09  12,667  34,089
Total              100,000  49%

(a) Name of executive officer.
(b) Grant date.
(c) The number of securities underlying the options granted.
(d) For the options granted, its % of total options granted to employees in the current year.
(e) Excercise price per share.
(f) Date first excerciseable.
(g) Expiration date.
(h) Potential realized value at assumed annual rates of stock price appreciation of 5% compounded for the option term.
(i) Potential realized value at assumed annual rates of stock price appreciation of 10% compounded for the option term.



                        JB Oxford Holdings, Inc.
         Aggregated Option/SAR Exercises in Last Fiscal Year and
                  Fiscal Year-end Option/SAR Values
                                12-31-97

     The following table summarizes any options exercised during the current year by each of the named executive officers, and the year-end value of unexercised options on an aggregate basis.

( a )               ( b )   ( c )     ( d )               ( e )
                                      Ex.        Unex.    Ex.      Unex.
Stephen Rubenstein  --       --       200,000     --      59,000      --
                    --       --        25,000     --          --      --
                    --       --        25,000     --          --      --

(a) Name of executive officer
(b) The number of shares received upon exercise of the option.
(c) The aggregate dollar value realized upon exercise of the option.
(d) The total number of securities underlying unexercised options and SAR's held at the end of the last completed fiscal year, separately identifying the excerciseable and unexercised options and SAR's.
(e) The aggregate dollar value of in-the-money, unexercised options and SAR's held at the end of the fiscal year, separately identifying the exercisable and unexcercised options and SAR's.



          Compensation Committee Interlocks and Insider Participation
               The Compensation Committee is currently comprised of the following Directors who were elected to the committee on
          September 19, 1997.   Both members were re-elected, having served
          the prior year.

                    John Broome, Chair
                    Mitchell S.T. Wine

               Mitchell S.T. Wine also serves as the Secretary of the Company, in addition to his responsibilities on the Compensation Committee.
               As required under Item 402(j)(1)(iii) and 402(j)(3) of Regulation S-K, none of the members of the Compensation Committee had any relationship requiring disclosure under any paragraph of
          Item 404 of Regulation S-K.

          Compensation Committee Report on Executive Compensation
               The Compensation Committee, consisting solely of non-employee directors, administers the executive compensation programs of the Company and determines the compensation of senior management. Part of this compensation, as described above, is paid pursuant to employment agreements with Messrs. Rubenstein and Monson. Beyond this, in determining compensation for senior management, the Committee seeks to evaluate the officer's performance during the year, taking into consideration the Company's performance, the officer's level of responsibility for such performance the officer's experience, market or other conditions outside the officer's control that may have affected performance, achievement of any specified goals or objectives relating to the officer's position, and other factors. Based on its evaluation, the Committee may recommend increases or decreases in standard senior management compensation, the award of bonus compensation, the grant of stock options, or other incentives in appropriate circumstances.

          Performance
               The Company's common shares are traded on the National Association of Securities Dealers Automated Quotations (_NASDAQ_) under the trading symbol JBOH. The Performance Graph and table below shows changes over the past five years in the value of $100 invested in (1) JB Oxford Holding, Inc.'s Common Stock, and (2) the NASDAQ Financial Industry Index. The performance of the index and the Company's Common Stock assumes the reinvestment of all dividends.


          Performance Table

                                            Closing               Index
                                  JBOH       Price      NASDAQ   compared
                      Date       closing    compared    Index    to base
                                  price     to base                year
                                              year

          Base Year 12/31/92       $4.500        $100    213.884      100
                    12/31/93        1.125          25    248.587      116
                    12/31/94        1.000          22    249.168      116
                    12/31/95        2.813          63    363.023      170
                    12/31/96        1.375          31    465.167      217
                    12/31/97       $0.844         $19    710.669      332


          Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
               The following table sets forth those individuals who beneficially owned more than five percent of the Company's Common Stock as of March 13, 1998. In addition, the number of shares of the Company's Common Stock beneficially owned by each director and officer, and the number of shares beneficially owned by the directors and executive officers of the Company as a group, as of March 13, 1998 are disclosed below in the same table. The information was furnished to the Company by the identified individuals and by the Company's Transfer Agent.

                                  Amount and Nature of      Percent of Common
Name                              Beneficial Ownership(1)  Shares Outstanding

Beneficial Owners of More Than 5%
  Oeri Finance Inc.              2,557,199 (2)               16.9%
  Peter Merian-Strasse 50
  CH-4002 Basel, Switzerland

  Felix A. Oeri                  3,421,865 (3)               22.6%
  Peter Merian-Strasse 50
  CH-4002 Basel, Switzerland

Executive Officers
  Stephen Rubenstein               360,561 (4)                2.5%
  Michael J. Chiodo                  5,771 (5)                 --%  (9)
  Scott G. Monson                   26,119 (6)                 --%  (9)

Directors
  Mitchell S.T. Wine               220,000 (7)                1.6%
  John Broome                       60,000 (8)                 --%  (9)

Directors & Executive Officers
  as a Group                     4,094,316                   26.2%


(1) All shares are common class.
(2) Includes 1,001,446 shares which may be acquired pursuant to the terms of the Senior Secured Convertible Note.
(3) Includes the amount and nature of beneficial ownership held by Oeri Finance, Inc., a company of which Mr. Oeri is a principal shareholder.
(4) Includes 350,000 shares which may be acquired upon exercise of options, and 561 shares pursuant to the Company Employee Stock Ownership Plan, which are 60% vested.
(5) Includes 5,771 shares pursuant to the Company Employee Stock Ownership Plan, which are 100% vested.
(6) Includes 4,169 shares pursuant to the Company Employee Stock Ownership Plan, which are 100% vested.
(7) Includes 60,000 shares which may be acquired upon exercise of options.
(8) Includes 60,000 shares which may be acquired upon exercise of options.
(9) Less than 1%.


          Item 13.  Certain Relationships and Related Transactions

               During 1997, all transactions involving officers or directors of the Company were considered by Management to be adequately disclosed elsewhere in the 10-K. See Note 11.



                                       PART IV


          Item 14.  Exhibits, Financial Statement Schedules And Reports On
                    Form 8-K

               The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:
                                                                   Page

             Report of Independent Certified Public Accountants      18
             Consolidated Statements of Financial Condition       19-20
               December 31, 1997, and 1996
             Consolidated Statements of Operations Years Ended       21
               December 31, 1997, 1996, and 1995
             Consolidated Statements of Changes in                   22
               Stockholders' Equity (Deficit)Years Ended
               December 31, 1997, 1996, and 1995
             Consolidated Statements of Cash Flows Years Ended       23
               December 31, 1997, 1996, and 1995
             Notes to Consolidated Financial Statements           24-38
             Financial Statement Schedule I - Condensed           49-52
               Financial Statements (Parent Company Only)
             Financial Statement Schedule II - Valuation and         53
               Qualifying Accounts


          Listed below are exhibits as required by Item 601 of Regulation S-K:

          Exhibit No.                   Description

          3.1  Articles of Incorporation of JBOH, as amended, October 16,
               1990 (incorporated herein by reference to Exhibit 1 of
               JBOH's Current Report on Form 8-K, dated October 30, 1990, filed with the Commission).
          3.2  By-Laws of JBOH, as amended, October 16, 1990 (incorporated herein by reference to Exhibit 1 of JBOH's Current Report on
               Form 8-K dated October 30, 1990, filed with the Commission).
          10.1 Standard Office Lease between St. George Beverly Hills, Inc.
               and OTRA Clearing, Inc., dated January 31, 1992, to lease
               Beverly Hills office space (incorporated herein by reference to Exhibit 10.3 of JBOH's Annual Report on Form 10-K for the
               year ended December 31, 1991, filed with the Commission).
          10.2 Data Service Agreement between Securities Industry Software
               Corp. and OTRA Clearing, Inc., dated June 8, 1992
               (incorporated herein by reference to Exhibit 10 of JBOH's
               Quarterly Report on Form 10-Q for the period ended June 30,
               1992, filed with the Commission).
          10.3 Lease Agreement between T-Las Colinas Towers Corp. and
               Reynolds Kendrick Stratton, Inc., dated October 1, 1993, to lease Irving, Texas office space for Dallas area branch
               (incorporated herein by reference to Exhibit 10.8 of the
               JBOH Form 10-K filed with the Commission for the year ended
               December 31, 1993).
          10.4 Assignment and Assumption Agreement for Beverly Hills office space between JBOH and RKSI, executed as of December 31,
               1993 (incorporated herein by reference to Exhibit 10.8 of
               the JBOH Form 10-K filed with the Commission for the year
               ended December 31, 1993).
          10.5 Commercial office lease Agreement between Bank of
               Communications. and JB Oxford & Company, executed as of
               June, 1995, to lease New York office space (incorporated
               herein by reference to Exhibit 10.1 of the JBOH Form 10-Q
               filed with the Commission for the quarter ended June 30,
               1995).
          10.6 Commercial office lease Agreement between Brickell Square
               Corporation Limited. and JB Oxford Holdings, Inc., executed as of February 21, 1996, to lease Miami office space,
               (incorporated herein by reference to Exhibit 10.16 of the
               JBOH Form 10-K filed with the Commission for the year ended
               December 31, 1995).
          10.7 * Executive Employment Agreement between JBOH and Stephen
               Rubenstein, dated December 11, 1997, and effective as of
               April 1, 1997, filed herewith (Pages 54-56).
          22   List of significant subsidiaries, filed herewith (Page 57).
          28   Employee Stock Ownership Plan (incorporated herein by
               reference to Exhibit 28 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the Commission).
          * Indicates that exhibit is a management contract or compensatory plan or arrangement.

          Reports on Form 8-K
               During the fourth quarter, ended December 31, 1997, the Company did not file a Report on Form 8-K.



            Schedule I.  Condensed Financial Information (Parent Company Only)

             JB Oxford Holdings, Inc. Statements of Financial Condition


                                                         December 31,
                                                       1997         1996
          Assets:
          Cash and cash equivalents                   $250,023     $157,099
          Investment in subsidiaries                20,908,327   17,694,794
          Receivables from subsidiaries              1,778,991           --
          Income taxes refundable                      717,396           --
          Deferred income taxes                        918,358    1,879,170
          Other assets                               1,601,857      553,611

          Total assets                             $26,380,491  $20,284,674


          Liabilities and stockholders' equity:
           Liabilities:
            Accounts payable and accrued liabilities   1,270,995  1,278,419
            Net payables to subsidiaries               2,276,735  1,739,085
            Income taxes payable                         181,827    354,043
            Loans from stockholders                    7,288,811  4,421,311
            Notes payable                                 33,590    133,658

           Total liabilities                          11,257,497  7,926,516

           Commitments and contingent liabilities
           Stockholders' equity :
            Convertible preferred stock ($10 par
             value 200,000 shares authorized;                  --  2,000,000
             200,000 and 0 shares issued and
             outstanding)
            Common stock  ($.01 par value
             100,000,000 shares authorized;
             8,760,205 and 8,655,205 shares issued        141,412     87,602
             and outstanding)
            Additional paid-in capital                 12,815,316  9,541,496
            Retained earnings                           2,166,266    729,060
           Total stockholders' equity                  15,122,994 12,358,158

           Total liab. and stockholders' equity     $26,380,491  $20,284,674

             See accompanying notes to Condensed Financial Information.



                  JB Oxford Holdings, Inc. Statements Of Operations


                                            For The Years Ended December 31
                                             1997        1996         1995

          Revenues                         1,534,483   2,119,756   2,173,421

          Expenses
           General and administrative      1,120,941     870,728   1,915,569
           Interest expense                  559,664     799,133     550,509
           Bad debt and settlement         1,837,209    (458,472)   (178,129)
           expense

           Total Expenses                  3,517,814   1,211,389   2,287,949

           Income (Loss) before equity    (1,983,331)    908,367    (114,528)
           interest in subsidiary income
           Equity interest in subsidiary   4,605,888   5,299,516   6,855,849
           income (loss)

           Income (Loss) Before Income     2,622,557   6,207,883   6,741,321
           Taxes
           Income Tax Provision (Benefit)  1,099,872   2,168,309   1,516,773

           Net Income (Loss)              $1,522,685  $4,039,574  $5,224,548





                  JB Oxford Holdings, Inc. Statements Of Cash Flows


                                             For The Years Ended December 31
                                               1997       1996       1995

          Net cash provided by (used in)    $(3,466,659) $790,706  $3,037,946
          operating activities
          Cash flows from investing
           activities:
           Investment in subsidiaries          (450,000)        --  (4,000,000)
           Capital expenditures                      --     16,000     (16,000)
          Net cash provided by (used in)       (450,000)    16,000  (4,016,000)
           investing activities
          Cash flows from financing activities:
           Notes payable                       (100,068 (1,031,379) (2,682,169)
           Loans from stockholders            2,867,500   (201,232)  2,531,638
           Issuance of stock                  1,327,630     95,250   1,944,444
           Payment of cash dividends -          (85,479)  (220,603)   (125,973)
            preferred stock
         Net cash provided by (used in)       4,009,583 (1,357,964)  1,667,940
          financing activities
         Net increase (decrease) in cash         92,924   (551,258)    689,886
           and cash equivalents
         Cash and cash equivalents at           157,099    708,357      18,471
           beginning of year
         Cash and cash equivalents at end      $250,023   $157,099    $708,357
          of year

             See accompanying notes to Condensed Financial Information.


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


          Note 2.        Revenues
               The Company receives substantially all of its revenues from its subsidiaries. Management fees of $1,300,000 and $1,400,000 were received from JBOC in 1997 and 1996, respectively. The balance of the revenues for 1997, 1996 and 1995 consists of rents received from subsidiaries for office space and furniture and equipment.


          Note 3. Restrictions on the Transfer of Funds from Subsidiary to the Parent
               JBOC, as part of its normal broker-dealer activity has minimum capital requirements as imposed by regulatory agencies which restricts the amount of funds that can be transferred to the Parent Company. See Note 14 to the consolidated financial statements for discussion of these requirements.


          Note 4.        Loans from Stockholders
               In March, 1995, the Company restructured 100% of its $5,031,000 demand debt to term debt in the form of senior secured convertible notes with an original thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional $2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt. The total shareholder loan outstanding at December 31, 1997 and 1996 was $4,421,311 for both periods. Related interest expense for 1997, 1996 and 1995 was $397,918, $403,603 and $520,297. Subsequent to December 31,
          1997,the due date of the notes was extended to December, 1998. Additionally, the Company obtained $2,867,500 in demand notes from shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly. Related interest expense for 1997 was $129,324. Due to the related party nature and terms of the shareholder loans, the fair market value of such financial instruments cannot be estimated.
               Future annual payments including interest required under the terms of the senior secured convertible notes are $4,421,311 Year ending December 31,1998.


          Note 5.        Commitments and Contingent Liabilities
               The Company is a defendant in several lawsuits and arbitrations. The most significant of which is a District Court action commenced in November 1997, in the Third Judicial District Court of the State of Utah. The claim is brought by a former officer and director of the Company and alleges breach of an employment agreement with OTRA Clearing Inc., which Mr. Stratton alleges is binding on the Company. Mr. Stratton alleges that he is owed damages of not less than $1.2 million, comprised of additional compensation, insurance benefits and vacation pay. The Company has filed an answer denying that Mr. Stratton is owed any additional amounts, and discovery has been commenced. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter.
               The ultimate outcome of these uncertainties discussed above is unknown. Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.
               The Company and its subsidiary, JBOC, are under investigation by the SEC and the Los Angeles office of the United States Attorney's Office (the _USAO_). Both investigations focus on the Company's prior relationship with, and the activities of, a former consultant of the Company and possible market manipulation. In August 1997, in connection with both investigations, the government agencies mentioned above served the Company and certain of its officers and directors with subpoenas dueces tecum and Grand Jury subpeonas, respectively. The Company has retained counsel in these matters and has cooperated fully with both the SEC and USAO. To date, no charges have been brought against the Company as a result of the SEC's investigation or the USAO's investigation. At this stage, it is not possible to predict the ultimate outcome nor financial impact, if any, of the investigations on the Company.
               See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, _Other
          Information_ section, and Note 15 to the consolidated financial statements included above.

               Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997, were as follows:
                       Year ending
                       December 31:
                         1997                $1,040,553
                         1998                 1,086,589
                         1999                 1,096,923
                         2000                 1,143,693
                         2001                 1,082,972
                         Thereafter             956,831

                       Total                 $6,407,561



                   Schedule II - Valuation and Qualifying Accounts

                                           Additions
                                  Balance   charged
                                    at      to costs              Balance at
                                 beginning    and     Deductions    end of
                                 of period  expenses     ns         period
          1997
          Allowance for:
          Receivable from       $2,103,802        $--       $--   $2,103,802
           broker/ dealers and
           clearing
           organizations
           Customer Accounts     3,931,080    299,936  (599,872)   4,231,016
           Other Receivables     1,979,793         --        --    1,979,793

          1996
          Allowance for:
          Receivable from       $2,103,802        $--       $--   $2,103,802
           broker/ dealers and
           clearing
           organizations
           Customer Accounts     4,333,291  1,526,049 (1,928,260)   3,931,080
           Other Receivables     1,979,796         --         --    1,979,793
           Deferred tax asset      500,000         --   (500,000)          --

          1995
          Allowance for:
          Receivable from       $2,103,802        $--       $--    $2,103,802
           broker/ dealers and
           clearing
           organizations
           Customer Accounts     4,119,204  1,636,710 (1,422,623)   4,333,291
           Other Receivables     1,815,014    164,779         --    1,979,793
           Deferred tax asset    1,615,618         -- (1,115,618)     500,000

          Deductions represent amounts written off.



                                    EXHIBIT 10.7


          December 11, 1997


          Stephen Rubenstein
          JB Oxford Holdings, Inc.
          9665 Wilshire Blvd., 3rd Floor
          Beverly Hills, CA 90212


          Dear Stephen:

               This letter will confirm the terms of your continued employment with JB Oxford Holdings, Inc. (the _Company_). These terms were reached between you and the Board of Directors of the Company, at an executive session of the Board held on July 9, 1997, following the Board meeting, and are as follows:

               1. You will continue to be employed by the Company and its subsidiary, JB Oxford & Company (_JBOC_), as President and Chief Executive Officer for a term of three (3) years, effective April 1, 1997, and continuing through March 31, 2000. You will assume and perform those duties and responsibilities associated with the position of President and CEO, and such other responsibilities as may be directed by the Board from time to time. You will report to the Board of Directors.
               2. You will be compensated at a salary of $300,000 gross, per annum, during the first year of this agreement; $325,000 gross, per annum, during the second year of this agreement, and $350,000 gross, per annum, during the third year of this agreement, paid in accordance with JBOC's standard payroll practice.
               3. At the end of this three (3) year term, the parties will renegotiate the agreement in good faith, or terminate the agreement. If the agreement is not renegotiated or terminated, the agreement shall continue in effect on a month-to-month term.
               4. You will be granted options to purchase 100,000 shares of the Company's common stock under the Company's stock option plan all of which are exercisable at the stock's closing price of April 1, 1997. The closing price on April 1, 1997 was $1.59. The options granted will vest as follows:

                    a. 20,000 options shall be vested upon commencement of the term of this agreement, April 1, 1997.

                    b.   10,000 options  shall be  vested on  the
                    first day of each  quarter from July 1,  1997
                    through April 1, 1999, at the stock's closing price on the date of grant.

               5.    You shall  receive all employee  benefits provided  by
          JBOC, upon the terms and conditions of benefits so provided to other JBOC executive employees. Medical benefits shall also be provided to your family.
               6. You will continue to be covered by a $1 million term life insurance policy with the beneficiary to be named by you.
               7. The Company shall provide you disability insurance at an amount equal to sixty (60%) percent of your annual salary, with benefits payable to age 65, and a waiting period of ninety
          (90) days; premiums to be paid by the Company.
               8. You shall be entitled to five (5) weeks of vacation annually without loss of compensation. Vacation time may not be accrued. You shall also be entitled to sick leave pursuant to the Company's then-existing policy.
               9. Your employment agreement with the Company may be terminated by either party upon thirty (30) days written notice. If such notice is given, the following applies:

                    a. If notice of termination is given by the Company for cause as defined as: i) your conviction of a felony; ii) your material breach of your obligations pursuant to this agreement and/or refusal to perform your duties under this agreement; iii) your gross negligence or; iv) your death or disability where you have been unable to perform your duties for a continuous period of ninety (90) days or more; the Company will be responsible for paying you only accrued but unpaid salary and vacation time and all options granted but not exercised will be nullified, except in the event of death or disability, and then the terms of the Stock Option Plan will govern.

                    b. If notice of termination is given by you, then the Company will be responsible for paying you only accrued but unpaid salary and vacation time and all options granted but not exercised will be nullified.

                    c. If notice of termination is given by the Company, other than pursuant to the provisions of paragraph (a) above for cause, you are entitled to all compensation set forth in paragraphs 2 and 4 (salary and stock options) payable as if you had not been terminated.

               10. You will receive a signing bonus of $25,000, which you acknowledge you have already received.
               11. The $50,000 loan from the Company to you shall be forgiven on January 1, 1998.
               12. You agree to keep confidential and to protect the Company and its business, including the businesses of the
          Company's subsidiaries, from the unauthorized use and appropriation of confidential and proprietary information developed, held, and used by the Company.
               13. The Company agrees that it will defend, indemnify, and hold you harmless, for all acts of the Company as set forth in the By-Laws of the Company as in effect as of April 1, 1997.
               14. In the event that a dispute arises related to your employment agreement, you and the Company agree to seek mediation of their dispute. If within thirty (30) days following written notice of a dispute, the parties are unable to successfully mediate the dispute, then the parties will agree to commence binding arbitration pursuant to the rules of the American Association of Arbitration.
               15. All notices and other communications provided for in this agreement shall be in writing and shall be deemed to have been duly given when delivered by hand or mailed by U.S. registered mail, return receipt requested, postage prepaid, or by overnight delivery service, addressed as follows:

          To the Company: JBOH          and         JBOH
                          9665 Wilshire Blvd.       9665 Wilshire Blvd.
                          3rd Floor                 3rd Floor
                          Beverly Hills, CA  90212  Beverly Hills, CA 90212
                          Attn: General Counsel     Attn: Chairman of the Board

          To You:        Stephen Rubenstein
                         9358 Hanna Avenue
                         Chatsworth, CA  91311

          or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.
               16. Your employment agreement, at all times and all places and in all proceedings, is to be governed by and construed in accordance with the laws of the state of California without regard to its conflict of laws.
               17. Your employment agreement may be modified only by written instrument, executed by both you and the members of the Board of Directors.

                    DATED this 11th day of December, 1997.


          JB OXFORD HOLDINGS, INC.

          MEMBERS OF THE BOARD OF DIRECTORS


         ___________/s/_______________________
         Felix A. Oeri, Chairman of the Board

         ___________/s/_______________________
         John Broome, Director

         ___________/s/_______________________
         Mitchell Wine, Director



                                     EXHIBIT 22

                         Name                  State Or        Percentage
                                            Jurisdiction Of      Voting
                                             Incorporation     Securities
                                                                Owned By
                                                                 Parent
           JB Oxford & Company                Utah                   100%
           Stocks 4 Less, Inc.                Delaware               100%
           JB Oxford Insurance Services       California             100%
           JB Oxford & Co. Advertising,       California             100%
           Inc. (inactive)
           Wall Street On-Line Inc.           Delaware               100%
           (inactive)
           JB Oxford Trading, Inc.            Utah                   100%
           (inactive)
           Reynolds Kendrick Stratton,        Colorado               100%
           Inc. (inactive)
           Prolyx Data Systems, Inc.          Utah                    90%
           (inactive)


          The subsidiaries listed above are all of the subsidiaries owned by JB Oxford Holdings, Inc.



               Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          JB Oxford Holdings, Inc.



          ____/s/______________________    ____/s/______________________

          Stephen M. Rubenstein            Mitchell S.T. Wine, Director
          Chief Executive Officer


          ____/s/______________________    ____/s/______________________

          Michael J. Chiodo                John M. Broome, Director
          Chief Financial Officer, Treasurer,
          Chief Accounting Officer

                                           ____/s/______________________

                                           Stephen Rubenstein, Director



                                           __________________________
                                           Felix A. Oeri, Director

          March 27, 1998