Form 10-Q
period 1998-03-31
JB OXFORD HOLDINGS INC
filed 1998-05-15
CIK 816330

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 3l, 1998

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

                                                             Name of each
                                                           exchange on which
Title of each class                                            registered

Common stock,            14,141,205 shares outstanding at        NASDAQ
$0.01 par value:                   May 14, 1998



   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ___



                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                   JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                March 31, 1998  December 31,
                                                 (Unaudited)        1997
Assets:

Cash and cash equivalents                         $ 10,631,741  $  2,598,062
Cash segregated under federal & other regulations 76,232,691 34,903,262 Receivable from broker-dealers and clearing organizations (net of allowance for doubtful
 accounts of $2,103,802 for both periods)           10,918,190     4,682,908
Receivable from customers (net of allowance for
 doubtful accounts of $4,231,037 & $4,231,016)     269,718,145   280,287,735
Other receivables (net of allowance for doubtful
 accounts of $1,979,793 for both periods)            1,479,686     2,233,321
Securities owned - at market value                   2,835,036     3,737,661
Furniture, equipment, and leasehold improvements
 (at cost - net of accumulated depreciation and
 amortization of $4,401,881 and $4,051,672)          3,803,199     3,460,467
Income taxes refundable                                717,396       717,396
Deferred income taxes                                  918,358       918,358
Clearing deposits                                    8,805,771     6,728,590
Other assets                                         1,438,512     2,044,588

Total assets                                      $387,498,725  $342,312,348


          See accompanying notes to Consolidated Financial Statements.



                   JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                               March 31, 1998   December 31,
                                                (Unaudited)         1997

Liabilities and stockholders' equity:

 Liabilities:

  Payable to broker-dealers and clearing
   organizations                                 $ 90,348,843   $ 90,222,450
  Payable to customers                            264,625,365    221,033,056
  Securities sold, not yet purchased -
   at market value                                    416,281      1,148,706
  Accounts payable and accrued liabilities          8,076,573      5,791,409
  Income taxes payable                                 71,751        182,028
  Loans from stockholders                           7,288,811      7,288,811
  Notes payable                                       134,007         22,894
  Subordinated borrowings                           1,500,000      1,500,000

 Total liabilities                                372,461,631    327,189,354


 Commitments and contingent liabilities

 Stockholders' equity:

  Common stock ($.01 par value, 100,000,000
   shares authorized; 14,141,205 and
   14,141,205 shares issued and outstanding)          141,412        141,412
  Additional paid-in capital                       12,815,316     12,815,316
  Retained earnings                                 2,080,366      2,166,266

 Total stockholders' equity                        15,037,094     15,122,994

 Total liabilities and stockholders' equity      $387,498,725   $342,312,348


          See accompanying notes to Consolidated Financial Statements.



                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements Of Operations
                                  (Unaudited)


                                                For The Three Months Ended
                                                        March 31,
                                                  1998              1997
Revenues:

 Clearing and execution                        $  2,286,827      $  4,649,157
 Trading profits                                  1,802,884         1,364,285
 Commissions                                      6,245,651         5,130,440
 Interest                                         5,407,147         4,403,951
 Other                                              259,915            69,805

 Total Revenues                                  16,002,424        15,617,638

Expenses:

 Employee compensation                            2,345,990         2,355,979
 Commission expense                               2,332,182         2,130,809
 Clearing and floor brokerage                       958,537           591,661
 Communications                                   1,399,023         1,126,498
 Occupancy and equipment                          1,371,334           846,899
 Interest                                         3,449,937         2,716,039
 Data processing charges                          1,440,447         1,383,887
 Professional services                            1,032,948         1,029,783
 Promotional                                        831,618           806,041
 Bad debt and settlement expense                    367,199           (96,516)
 Other operating expenses                           611,738           621,696

 Total Expenses                                  16,140,953        13,512,776

 Income (Loss) Before Income Taxes                 (138,529)        2,104,862
  Income Tax (Benefit) Provision                    (52,629)          840,000

 Net Income (Loss)                                 $(85,900)       $1,264,862


 Basic Net Income (Loss) Per Share                   $(0.01)            $0.14
 Diluted Net Income (Loss) Per Share                 $(0.01)            $0.07
 Weighted average number of shares
     Basic                                       14,141,205         8,764,705
     Diluted                                     14,141,205        17,997,885


          See accompanying notes to Consolidated Financial Statements.



                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements Of Cash Flows
                                  (Unaudited)

                                                   For The Three Months Ended
                                                           March 31,
                                                       1998           1997

Increase (decrease) in cash and cash equivalents:

Cash flows provided by operating activities:
 Net income (loss)                                   $ (85,900)    1,264,862

 Adjustments to reconcile net income (loss) to
  cash used in operating activities:
  Depreciation and amortization                        350,209       277,035
  Deferred rent                                        (28,249)      (12,994)
  Provision for bad debts                                   21       (96,516)
  Changes in assets and liabilities:
   Cash segregated under federal & other
    regulations                                    (41,329,429)   18,575,701
   Receivable from broker-dealers and clearing
    organizations                                   (6,235,282)     (924,503)
   Receivable from customers                        10,569,569   (51,090,171)
   Other receivables                                   753,635      (120,316)
   Securities owned                                    902,625     1,228,518
   Clearing deposits                                (2,077,181)     (714,653)
   Other assets                                        606,076       (11,581)
   Payable to broker-dealers & clearing organizations  126,393    26,956,104
   Payable to customers                             43,592,309    21,510,641
   Securities sold not yet purchased                  (732,425)     (166,955)
   Accounts payable and accrued liabilities          2,313,413      (933,741)
   Income taxes payable/receivable                    (110,277)      790,362
Net cash provided by operating activities            8,615,507    16,531,793

Cash flows from investing activities:
 Capital expenditures                                 (692,941)     (456,244)
Net cash used in investing activities                 (692,941)     (456,244)

Cash flows from financing activities:
 Repayments of notes payable                                --    (6,036,297)
 Advances on short term borrowing                      111,113            --
 Issuance of common stock                                   --        14,050
 Payment of cash dividends - preferred stock                --       (64,110)
Net cash provided by (used in) financing activities    111,113    (6,086,357)

Net increase in cash and cash equivalents            8,033,679     9,989,192
Cash and cash equivalents at beginning of the
 quarter                                             2,598,062       969,871
Cash and cash equivalents at end of the quarter    $10,631,741   $10,959,063


          See accompanying notes to Consolidated Financial Statements.



                   JB Oxford Holdings, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                  (Unaudited)


Note 1.        Company's Quarterly Report Under Form 10-Q

     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. The accompanying financial information should be read in conjunction with the Company's 1997 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted.
     Two of the Company's subsidiaries, JB Oxford & Company ("JBOC") and Stocks 4 Less, Inc. ("S4L"), are consolidated in the quarterly financial information as of March 27, 1998 and March 28, 1997, because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company.


Note 2.        Earnings per Share

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                   For The Three Months Ended
                                                            March 31,
                                                        1998          1997
Basic Earnings Per Share
 Net income (loss)                                     $(85,900)  $1,264,862
 Preferred stock dividends                                   --      (64,110)
 Income (loss) available to common stockholders
  (numerator)                                          $(85,900)  $1,200,752
 Weighted average common shares outstanding
  (denominator)                                      14,141,205    8,764,705
 Basic Earnings (Loss) Per Share                         $(0.01)       $0.14

Diluted Earnings Per Share
 Net income (loss)                                     $(85,900)  $1,264,862
 Interest on convertible debentures, net of income tax       --       59,688
 Income (loss) available to common stockholders
  plus assumed conversions (numerator)                 $(85,900)  $1,324,550
 Weighted average common shares outstanding          14,141,205    8,764,705
 Weighted average options outstanding                        --    1,702,192
 Weighted average convertible debentures                     --    4,548,487
 Weighted average convertible preferred stock                --    4,000,000
 Stock acquired with proceeds                                --   (1,017,499)
 Weighted average common shares and assumed
  conversions outstanding (denominator)              14,141,205   17,997,885
 Diluted Earnings (Loss) Per Share                       $(0.01)       $0.07

     The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share, or be antidilutive.
     Options to purchase 965,000 and 355,000 shares of common stock at March 31,1998, and 1997, were not included in the computation of diluted EPS because the options' exercise price was greater then the average market price of the common share during the respective periods. The options carry exercise prices ranging from $1.08 to $3.00 at March 31, 1998, and $1.94 to $3.00 at March 31, 1997. The options at March 31, 1998 expire at various dates through July 9, 2007 and were still outstanding as of March 31, 1998.
     Quarter ending March 31, 1997 earnings per share have been restated to conform with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share, in accordance with SFAS 128, is $0.01 higher than primary earnings per share calculated in accordance with APB 15 at March 31, 1997.


Note 3.        Regulatory Requirements

     JBOC and S4L are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital. JBOC has elected to use the alternative method permitted by the rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below five percent of aggregate debits. S4L is a fully disclosed non-clearing broker-dealer, which is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3 percent of aggregate indebtedness, as defined by the rule.
     At March 31, 1998 JBOC had net capital of $14,741,890, which was 5.4% of aggregate debit balances and $9,232,137 in excess of the minimum amount required. At December 31, 1997, JBOC had net capital of $14,380,292, which was 5.1% of aggregate debit balances and $8,728,676 in excess of the minimum amount required.
     Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount $76,179,786 and $34,554,930 at March 31, 1998 and December 31, 1997
respectively. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered.


Note 4.        Contingent Liabilities

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


Note 5.        Supplemental Disclosures of Cash Flow Information

                                         For the Three Months Ended March 31,
                                                    1998              1997
                                                (Unaudited)       (Unaudited)
Supplemental Disclosures of Cash Flow Information
   Cash paid during the quarter for:
     Interest                                    $3,324,483        $2,716,779
     Income taxes                                    54,829            49,638


Note 6.       Comprehensive Income

     Comprehensive income (as defined by SFAS 130) is the change in the Company's equity during the period from transactions and events other than those resulting from investments by and distributions to owners. Net income is the only component of comprehensive income recorded by the Company for the periods presented. Therefore, all elements of comprehensive income are presented in the statement of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition
     The Company's assets grew during the first quarter of 1998 after declining during the fourth quarter of 1997. Total assets increased $45,186,377 or 13% during the first quarter of 1998. Cash and cash equivalents increased by $8,033,679 or 309%. Cash segregated under federal regulations increased during the first quarter by $41,329,429 to $76,232,691. At March 31, 1998, receivables from customers represented 70% of the assets of the Company.
     Total liabilities increased $45,272,277 or 14% to $372,461,631.
Payables to customers increased $43,592,309 or 20% to $264,625,365.  At
March 31, 1998, customer payables represented 71% of the total liabilities of the Company.

Comparison of Operations
     The Company recorded a loss of $85,900 for the quarter ended March 31, 1998, compared to net income of $1,264,862 for the quarter ended
March 31, 1997. Total revenue increased $384,786 or 2% to $16,002,424 for the three months ended March 31, 1998.
     Commission revenue increased by $1,115,211 or 22% during the first quarter of 1998 compared to the first quarter of 1997. Net commissions (commission revenue less commission expense) increased $913,838 during the same period.
     Clearing revenue declined $2,362,330 or 51% during the first quarter of 1998 compared to the first quarter of 1997. This decline is the result of a reduction in the number of correspondent broker-dealers. A significant portion of this decline resulted from the Company not renewing the clearing agreement with a major correspondent broker in the fourth quarter of 1997. Payment for order flow continued to decline during the first quarter of 1998, resulting in lower execution revenues.
     Interest revenue increased by over one million dollars or 23% during the first quarter of 1998 compared to the first quarter of 1997. This increase is the result of increased customer margin balances during the first quarter of 1998. Net interest income increased $269,298 or 16% during the first quarter of 1998 over the first quarter of 1997. Trading profits increased $438,599 or 32% during the first quarter of 1998 compared to the first quarter of 1997.
     The Company's total expenses increased by $2,628,177 or 19% during the first quarter of 1998 compared to the first quarter of 1997. The most significant increase was interest expense, which increased $733,898 or 27% to $3,449,937. This increase is directly related to the increase in interest revenue discussed above.
     Clearing expense increased $366,876 or 62% from the first quarter of 1998 compared to the first quarter of 1997. This increase was primarily due to making markets in listed securities which resulted in higher execution costs.

Liquidity and Capital Resources
     The Company's liquidity and financial condition remain sound as cash and cash reserves increased during the first quarter of 1998. The Company's equity to total assets ratio decreased during the quarter from 4.4% to 3.9%.
     The increase in cash of $8,033,679 resulted from a normal fluctuation in the settlement cycle; the Company collected from the settlement of trades at the end of the quarter, whereas at the end of the fourth quarter of 1997, the Company was paying for the settlement of trades. Cash and cash equivalents segregated under federal and other regulations increased by $41,329,429 caused by an increase in the payables due to customers in the amount of $43,592,309.

Recent Expansions and Developments
     Management believes that the Company has taken significant strides to return to profitability. Although revenues were $112,000 lower in the current quarter as compared to the trailing quarter and approximately $385,000 higher than the comparable quarter of 1997, the following table illustrates the progress made towards achieving this goal:

                          Quarter Ended     Quarter Ended     Quarter Ended
                          March 31, 1998  December 31, 1997   March 31, 1997

Business Days                      59                 66                62
Average Revenue Per
Business Day                 $271,228           $244,158          $251,897

     Management is continuing its efforts in several areas to accelerate its goal of achieving profitability. A new advertising campaign was initiated during the first quarter primarily through new advertisements on CNBC. These new advertisements promoted both broker related and on-line customer business. Management is pleased with the results in this area as reflected in both the number of leads generated and number of accounts closed
     In the area of correspondent clearing, JB Oxford & Company continued in its efforts to increase correspondent revenues by actively seeking to add new correspondents. During the first quarter of 1998, three new correspondents signed clearing agreements. JBOC is also currently negotiating with several other potential correspondents.
     The JB Oxford Internet Investment Center is undergoing a complete site redesign that is expected to be released sometime during the second quarter. The new site will be more user friendly and include more products and features for on-line customers such as proprietary research and access to mutual funds and other products.
     In its broker related business, JBOC was not as successful as anticipated during the first quarter in adding new account executives in its
branch offices.   However, recent initiatives in this area have been more
successful and JBOC expects to hire between 25 to 30 new account executives during the second quarter. Management believes that the current ratio of customer equity per account executive is too high and new account executives will help alleviate this problem.

New Accounting Pronouncements
     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers & Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") as amended by SFAS No. 127, is effective for transactions occurring after December 31, 1996, except for secured borrowings, repurchase agreements, dollar rolls, securities lending, and similar transactions, for which SFAS 125 is effective for transactions occurring after December 31, 1997. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of a financial-components approach that focuses on control. The Company adopted SFAS 125 on January 1, 1998, and it did not have any effect on its consolidated financial position or results of operations.
     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 123") is effective for financial statements ending December 15, 1997. SFAS 129 reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS 128. The Company adopted SFAS 129 on December 15, 1997, and its did not have any effect on it consolidated financial position or results of operations.
     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The
Company adopted SFAS 130 on January 1, 1998, and it did not have any effect on its consolidated financial position or results of operations.
     Statement of Financial Accounting Standards No. 131, "Disclosure about Segment of an Enterprise and Related Information" ("SFAS 131"), is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect, if any, on its consolidated results of operations.



                          PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

     The Company and/or its subsidiaries are a party to a number of pending legal or administrative proceedings, all of which have arisen in the ordinary conduct of its business. Those which may have a significant impact on the Company have been disclosed in previous filings.
     The Company is under investigation by the Securities and Exchange Commission (the "SEC") and the Los Angeles office of the United States Attorney's Office (the "USAO"). Both investigations focus on the Company's prior relationship with, and the activities of, a former consultant of the Company and possible market manipulation. In August 1997, in connection with both investigations, the government agencies mentioned above served the Company and certain of its officers, directors, and employees with subpoenas dueces tecum and Grand Jury subpoenas, respectively. The Company has retained counsel in these matters and has cooperated fully with both the SEC and USAO. To date, no charges have been brought against the Company as a result of the SEC's investigation or the USAO's investigation. At this stage, it is not possible to predict the ultimate outcome nor financial impact, if any, of the investigations of the Company.


Item 2.        Changes in Securities

     There has been no material modification of ownership rights of securities holders. Certain subsidiary companies, as part of their normal broker-dealer activities, have minimum capital requirements imposed by regulatory agencies. (See Note 3 to the financial statements.) These requirements may restrict the payment of dividends.


Item 3.        Defaults Upon Senior Securities

     There has been no default in payments of the Company.


Item 4.        Submission of Matters to Vote of Security Holders

     There have been no matters submitted to a vote of security holders during this reporting period.


Item 5.        Other Information

     There have been no matters that require disclosure under this item.



Item 6         Exhibits and Reports on Form 8-K

     (a)  During this quarter, the Company did not file any exhibits.
     (b)  During this quarter, the Company did not file a report on Form 8-K.



Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




JB Oxford Holdings, Inc.



Stephen M. Rubenstein                   Chief Executive Officer
May 15, 1998