Form 10-Q
period 1998-06-30
JB OXFORD HOLDINGS INC
filed 1998-08-14
CIK 816330

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

                                         OR

          []    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ______________ to _______________


                           Commission File Number 0-16240

                               JB Oxford Holdings, Inc.
               (Exact name of registrant as specified in its charter)

           UTAH                                             95-4099866
           (State of incorporation or organization)         (I.R.S.
                                                            Employer
                                                            Identification
                                                            No.)

           9665 Wilshire Blvd., Suite 300;  Beverly Hills,  90212
           California
           (Address of principal executive offices)         (Zip Code)

           Registrant's telephone number, including area    (310) 777-8888
           code
             Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the
          past 90 days.  Yes X   No ___

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 10, 1998, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 14,141,205.





                           PART I - FINANCIAL INFORMATION


          Item 1.   Financial Statements

                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition



                                                June 30, 1998  December 31,
                                                  (Unaudited)       1997



          Assets:


          Cash and cash equivalents               $ 5,275,917    2,598,062

          Cash segregated under federal and other
           regulations                             36,985,647   34,903,262

          Receivable from broker-dealers and
           clearing organizations (net of allowance
           for doubtful accounts of $2,103,802 for
           both periods)                           11,907,624    4,682,908

          Receivable from customers (net of
           allowance for doubtful accounts of
           $4,231,102 and $4,231,016)             278,200,331  280,287,735


          Other receivables (net of allowance for
           doubtful accounts of $1,979,793 for both
           periods)                                 1,351,232    2,233,321

          Securities owned - at market value        3,068,894    3,737,661


          Furniture, equipment, and leasehold
           improvements (at cost - net of
           accumulated depreciation and
           amortization of $4,771,460 and
           $4,051,672)                              3,569,012    3,460,467

          Income taxes refundable                     717,396      717,396

          Deferred income taxes                     1,076,529      918,358

          Clearing deposits                         7,299,268    6,728,590

          Other assets                              1,231,291    2,044,588

          Total assets                           $350,683,141 $342,312,348


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                June 30, 1998  December 31,
                                                 (Unaudited)       1997

        Liabilities and stockholders' equity:
         Liabilities:

          Payable to broker-dealers and clearing
           organizations                          $ 83,523,819  $90,222,450

          Payable to customers                      32,612,289  221,033,056

          Securities sold, not yet purchased -         703,995    1,148,706
           at market value

          Accounts payable and accrued
           liabilities                               7,478,821    5,791,409

          Income taxes payable                              --      182,028

          Loans from stockholders                    9,288,811    7,288,811

          Notes payable                              1,097,916       22,894

          Subordinated borrowings                    1,250,000    1,500,000

         Total liabilities                          35,955,651  327,189,354


         Commitments and contingent liabilities

         Stockholders' equity:

          Common stock ($.01 par value,
           100,000,000 shares authorized;
           14,141,205 shares issued and outstanding)   141,412      141,412

          Additional paid-in capital                13,375,316   12,815,316

          Retained earnings                          1,210,762    2,166,266


         Total stockholders' equity                 14,727,490   15,122,994


         Total liabilities and stockholders'
          equity                                  $350,683,141 $342,312,348


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)


                                           For The Six Months Ended June 30,
                                                     1998         1997

          Revenues:

           Clearing and execution                $ 4,675,070   $ 9,762,126
           Trading profits                         2,936,557     2,342,365
           Commissions                            13,303,389    11,175,128
           Interest                               11,332,723    10,377,115
           Other                                     274,293       176,563

           Total Revenues                         32,522,032    33,833,297


          Expenses:

           Employee compensation                   4,655,416     4,781,081
           Commission expense                      5,251,519     4,641,703
           Clearing and floor brokerage            2,049,847     1,398,253
           Communications                          2,995,935     2,817,650
           Occupancy and equipment                 2,735,022     1,893,947
           Interest                                7,057,904     6,149,219
           Data processing charges                 2,571,640     2,479,210
           Professional services                   1,764,249     1,970,524
           Promotional                             2,045,514     2,350,711
           Bad debts                                 672,989     1,727,964
           Other operating expenses                1,367,501     1,338,001

           Total Expenses                         33,167,536    31,548,263


           Income (Loss) From Operations            (645,504)    2,285,034

           Non-cash interest expense on
            convertible notes                        560,000            --

           Income (Loss) Before Income Taxes      (1,205,504)    2,285,034

           Income Tax Provision                     (250,000)      915,000

           Net Income (Loss)                      $ (955,504)   $1,370,034


           Basic Net Income (Loss) Per Share          $(0.07)        $0.12
           Diluted Net Income (Loss) Per Share        $(0.07)        $0.08

           Weighted average number of shares
               Basic                               14,141,205   10,547,194
               Diluted                             14,141,205   18,116,027


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)


                                                 For The Three Months Ended
                                                           June 30,

                                                   1998           1997

          Revenues:
           Clearing and execution              $ 2,388,243    $ 5,112,969
           Trading profits                       1,133,673        978,080
           Commissions                           7,057,738      6,044,688
           Interest                              5,925,576      5,973,164
           Other                                    14,378        106,758

           Total Revenues                       16,519,608     18,215,659

          Expenses:
           Employee compensation                 2,309,426      2,425,102
           Commission expense                    2,919,337      2,510,894
           Clearing and floor brokerage          1,091,310        806,592
           Communications                        1,596,912      1,691,152
           Occupancy and equipment               1,363,688      1,047,048
           Interest                              3,607,967      3,433,180
           Data processing charges               1,131,193      1,095,323
           Professional services                   731,301        940,741
           Promotional                           1,213,896      1,544,670
           Bad debts                               305,790      1,824,480
           Other operating expenses                755,763        716,305

           Total Expenses                       17,026,583     18,035,487

                                                  (506,975)       180,172
           Income (Loss) From Operations

            Non-cash interest expense on
             convertible notes                     560,000             --


           Income (Loss) Before Income Taxes    (1,066,975)       180,172

            Income Tax Provision                  (197,371)        75,000

           Net Income (Loss)                   $  (869,604)     $ 105,172


           Basic Net Income (Loss) Per Share        $(0.06)         $0.01
           Diluted Net Income (Loss) Per Share      $(0.06)         $0.01

           Weighted average number of shares
               Basic                            14,141,205     12,310,095
               Diluted                          14,141,205     13,153,671


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Cash Flows
                                     (Unaudited)

                                            For The Six Months Ended June 30,
                                                       1998        1997

    Increase (decrease) in cash and cash equivalents:
      Cash flows provided by operating activities:

           Net income (loss)                       $ (955,504)  $ 1,370,034
           Adjustments to reconcile net income
            (loss) to cash used in operating
             activities:
            Depreciation and amortization             719,788       604,616
            Deferred rent                             (55,378)      (27,440)
            Provision for bad debts                        86       227,964
            Non-cash interest expense on
             convertible debentures                   560,000            --
            Changes in assets and liabilities:
             Cash segregated under federal and
              other regulations                    (2,082,385)  (97,751,936)
             Receivable from broker-dealers and
              clearing organizations               (7,224,716)  (12,016,185)
             Receivable from customers              2,087,318   (88,509,866)
             Other receivables                        882,089    (1,172,547)
             Securities owned                         668,767       779,138
             Clearing deposits                       (570,678)   (1,114,149)
             Deferred taxes receivable               (158,171)           --
             Other assets                             813,297      (434,919)
             Payable to broker-dealers and
              clearing organizations               (6,698,631)   56,288,365
             Payable to customers                  11,579,233   133,176,025
             Securities sold, not yet purchased      (444,711)      754,074
             Accounts payable and accrued lia.      1,742,790     4,511,326
             Income taxes payable/receivable         (182,028)      256,972

          Net cash provided by operating
           activities                                 681,166    (3,058,528)

          Cash flows from investing activities:
           Capital expenditures                      (828,333)     (902,385)

          Net cash used in investing activities      (828,333)     (902,385)

          Cash flows from financing activities:
           Repayments of notes payable               (250,000)           --
           Advances on short term borrowing         1,075,022     2,407,879
           Loans from stockholders                  2,000,000     3,400,000
           Issuance of common stock                        --       180,130
           Payment of cash dividends - preferred stock     --       (85,479)
          Net cash provided by (used in) financing
           activities                               2,825,022     5,902,530
          Net increase in cash and cash equivalents 2,677,855     1,941,617
          Cash and cash equivalents at beginning of
           the year                                 2,598,062       969,871
          Cash and cash equivalents at end of the
           year                                     5,275,917     2,911,488


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                     Notes To Consolidated Financial Statements
                                     (Unaudited)



          Note 1.        Company's Quarterly Report Under Form 10-Q

               In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and its subsidiaries (the "Company") for the periods presented. The accompanying financial information should be read in conjunction with the Company's 1997 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted.
               Two of the Company's subsidiaries, JB Oxford & Company ("JBOC") and Stocks4Less, Inc. ("S4L"), are consolidated in the quarterly financial information as of June 26, 1998 and June 27, 1997, respectively, because the last settlement Friday of each month is consistently treated as month-end. Accordingly, this is reflected in the consolidated financial statements of the Company.


          Note 2.   Deferred Income Taxes

               Deferred income taxes are recorded at the amount Management believes to be realizable. No valuation allowance has been recorded, as Management believes the deferred income taxes will be realized through future profits of the Company.


          Note 3.        Convertible Notes

               In June 1998, the Company completed the sale of newly issued 9% Secured Convertible Notes in the principal amount of $2.0 million due December 31, 1999. The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. The notes will be converted into a new issue of voting preferred stock of the Company if such new issue is approved by the Company's shareholders at a meeting to be held late in 1998. The new preferred stock will be convertible into common stock on the same terms as newly issued 9% Secured Convertible Notes.
               In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3.9 million in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 1999, and they are immediately convertible into common shares.
               The Company incurred a non-cash interest charge of $560,000 in the second quarter of 1998 as a result of the discount converstion feature on the debt instruments discussed above. The discount is based on the difference of the conversion ratio to the fair value of the underlying common stock.


          Note 4.        Earnings per Share

               The following table reconciles the numerators and
          denominators of the basic and diluted earnings per share
          computation:
                                                    For The Six Months Ended
                                                            June 30,
                                                        1998       1997

          Basic Earnings Per Share
           Net income (loss)                          $(955,504) $1,370,034

           Preferred stock dividends                         --     (85,480)

           Income (loss) available to common
            stockholders (numerator)                  $(955,504) $1,284,554

           Weighted average common shares
            outstanding (denominator)                 14,141,205 10,547,194

           Basic Earnings (Loss) Per Share                $(0.07)     $0.12


          Diluted Earnings Per Share
           Net income (loss)                          $(955,504) $1,370,034

           Interest on convertible debentures, net
            of income tax                                    --     119,376

           Income (loss) available to common
            stockholders plus assumed conversions
             (numerator)                              $(955,504) $1,489,410

           Weighted average common shares
            outstanding                               14,141,205 10,547,194

           Weighted average options outstanding               --  1,687,935

           Weighted average convertible debentures            --  4,548,487

           Weighted average convertible preferred stock       --  2,254,144

           Stock acquired with proceeds                       --   (921,733)


           Weighted average common shares and
            assumed conversions outstanding
            (denominator)                             14,141,205 18,116,027

           Diluted Earnings (Loss) Per Share              $(0.07)     $0.08



               The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share, or be antidilutive.
               Options to purchase 965,000 and 405,000 shares of common stock at June 30, 1998 and 1997, were not included in the computation of diluted earning per share because the options' exercise price was greater then the average market price of the common stock during the respective periods. The options carry exercise prices ranging from $1.08 to $3.00 at June 30, 1998, and 1997. The options outstanding at June 30, 1998 expire at various dates through July 9, 2007. Quarter ending June 30, 1997 earnings (loss) per share have been restated to conform with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128").
               Basic and diluted earnings per share, in accordance with SFAS 128, are $0.01 higher than primary and diluted earnings per share calculated in accordance with APB 15 at June 30, 1997.


          Note 5.        Regulatory Requirements

               JBOC and S4L are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JBOC has elected to use the alternative method permitted by the rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. The rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below 5% of aggregate debits. S4L is a fully disclosed non-clearing broker-dealer, which is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness, as defined by the rule.
               At June 30, 1998, JBOC had net capital of $15,799,057, which was 5.5% of aggregate debit balances and $10,087,552 in excess of the minimum amount required. At December 31, 1997, JBOC had net capital of $14,380,292, which was 5.1% of aggregate debit balances and $8,728,676 in excess of the minimum amount required.
               Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount of $37,725,360 and $34,554,930 at June 30, 1998 and December 31,
          1997, respectively. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered.


          Note 6.        Contingent Liabilities

               The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations, descriptions of the most significant of which follow:

          a) In a District Court action commenced in November 1997, in the Third Judicial District Court of the State of Utah. The claim is brought by a former officer and director of the Company, William R. Stratton, and alleges breach of an employment agreement with OTRA Clearing Inc. (a subsidiary of the Company, later known as Reynolds Kendrick Stratton, Inc., which has been inactive since July 1994, but formerly operated as a broker-dealer), which claimant alleges is binding on the Company. Mr. Stratton alleges that he is owed damages of not less than $1.2 million, comprised of additional compensation, insurance benefits, and vacation pay. The Company has filed an answer denying that Mr. Stratton is owed any additional amounts. Discovery has commenced. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

          b) On August 19, 1997, a search warrant was served at the Beverly Hills, California corporate offices of the Company and its subsidiary, JBOC, pursuant to a request made by the Federal Bureau of Investigation. The Company and certain of its officers and employees were also served with Grand Jury subpoenas. The search warrant and subpoenas were issued in connection with an investigation being conducted by the U.S. Attorney's Office in Los Angeles. A focus of the investigation appears to be the relationship and activities of Irving Kott with the Company and possible market manipulation. The Company cannot, however, say with any certainty that these
            are the only issues involved in the investigation.   Mr. Kott
            is an individual who had been retained through an entity named Turret Consultants as a consultant to the Company. In connection with this investigation, the Swiss branch office of JBOC as well as the offices of Oeri Finance, Inc. were searched by French and Swiss authorities pursuant to a request made by the U.S. Justice Department. Felix A. Oeri, the former Chairman of the Board of Directors of the Company, serves as President of Oeri Finance, Inc.
                  On or about the same date, the Company, its directors,
            JBOC and certain of its officers and employees were served with subpoenas duces tecum issued by the SEC in connection with an investigation conducted by that agency entitled In the matter of Reynolds Kendrick Stratton, Inc. The subpoenas generally call for the production of documents relating apparently to the same issues which are the subject of the Grand Jury investigation.
                  The Company has retained counsel in the above matters
            and has cooperated with the U.S. Attorney's Office and the SEC in their on-going investigations. Pursuant to the subpoenas served by the U.S. Attorney's Office and the SEC, the Company has and is continuing to produce various documents responsive to such subpoenas. At this stage of both investigations, it is not possible to predict their ultimate outcome or the financial impact on the Company, if any. In September of 1997, the Company ended its consulting relationship with Turret Consultants and Mr. Kott.
                  Under an existing Directors and Officers liability
            insurance policy held by the Company, a claim was filed with the insurer for the reimbursement of legal fees incurred in connection with the federal investigations. The policy calls for a maximum reimbursement to the Company of $2 million. The insurance company preliminarily denied the Company's claim under their interpretation of the terms of the policy. The Company believes that the insurance company has improperly denied the Company's claim and has filed an action alleging breach of contract. The Company believes that it currently can fund the ongoing legal costs associated with the investigations regardless of the outcome of the Company's claim.


          Note 7.        Supplemental Disclosures of Cash Flow Information

                                           For the Six Months Ended June 30,
                                                    1998           1997
                                                (Unaudited)    (Unaudited)

        Supplemental Disclosures of Cash Flow Information
             Cash paid during the quarter for:
               Interest                         $6,318,076     $6,150,204
               Income taxes                        346,829        658,028


          Note 8.        Comprehensive Income

               Comprehensive income (as defined by SFAS 130) is the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to owners. Net income is the only component of comprehensive income recorded by the Company for the periods presented. Therefore, all elements of comprehensive income are presented in the statement of operations.



          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Forward Looking Statements
               Certain statements in this Report on Form 10-Q, particularly under Item 2, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements.


          General

               JB Oxford Holdings, Inc. was incorporated in Delaware on March 31, 1987, and relocated its state of incorporation to Utah in 1990. The Company is a holding company and operates in a single industry segment. The most significant subsidiary of the Company is JB Oxford & Company, a registered broker-dealer offering the following services: (i) full service discount brokerage services to the investing public through its registered representatives; (ii) proprietary electronic and touch tone telephonic trading services; (iii) clearing, settlement, execution, safekeeping, cash, and margin account services for regional broker-dealers ("correspondents") on a fully-disclosed basis; and (iv) market maker services in NASDAQ and listed securities. In addition, and in an effort to appeal to the on-line customer who is solely price driven, in 1997 the Company began offering deep discount electronic services through a new subsidiary, Stocks4Less, Inc. ("S4L").


          Changes in Financial Condition

               The Company's assets declined during the second quarter of 1998 after increasing during the first quarter of 1998. This decline is due to a reduction in segregated cash, which is a result of customer credits being used to acquire securities or paid out to the customer. Cash segregated under federal regulations decreased during the second quarter of 1998 by $39,247,044 to $36,985,647. Total assets decreased $36,815,584 or 10% during the second quarter of 1998, as compared to the first quarter of 1998, however assets remain above December 31, 1997 levels by 2%. Cash and cash equivalents decreased by $5,355,824 or 50%. At June 30, 1998 receivables from customers represented 79% of the Company's assets.
               Total liabilities decreased $36,505,980 or 10% to $335,955,651. Payables to customers decreased $32,013,076 or 12% to $232,612,289. At June 30, 1998 customer payables represented 69% of the total liabilities of the Company.


          Comparison of Operations

               The Company recorded a net loss of $869,604 for the quarter ended June 30, 1998 after a non-cash accounting charge for interest of $560,000. This one time non-cash accounting charge (which has no impact on the Company's net worth) represents the difference between fair value of the Company's common stock and the exercise value of such stock underlying convertible notes either issued during the second quarter or on existing convertible notes where the exercise value was reduced during the second quarter in connection with certain transactions. See "Recent Expansions and Developments." This compares to net income of $105,172 for the quarter ended June 30, 1997, and a net loss of $85,900 for the quarter ended March 31, 1998.
               Total revenues for the second quarter of 1998 were $16,519,608, a decrease of $1,696,051 from the comparable 1997 quarter and an increase of $517,184 from the first quarter of 1998. Total expenses for the second quarter were $17,026,583, a decrease of $1,008,904 from the comparable quarter in 1997, and an increase of $885,630 from the first quarter of 1998.
               The following table presents comparisons of significant components of revenues and expenses between the current quarter, the year ago quarter and the trailing quarter:

                                      For the Three Months Ended

                                      June       June       March
                 Reveunues (000's)    1998       1997       1998

                 Clearing            $2,388    $5,113      $2,287
                 Trading              1,134       978       1,803
                 Commissions          7,058     6,045       6,246
                 Interest Income      5,926     5,973       5,407
                 Other                   14       107         260


                 Expenses (000's)

                 Commissions          2,919     2,511       2,332
                 Salaries             2,309     2,425       2,346
                 Interest             3,608     3,433       3,450
                 Communications
                  & Data Processing   2,728     2,786       2,839
                 Promotional          1,214     1,545         832
                 Professional Fees      731       941       1,033
                 Clearing             1,091       807         959



          Six Months Ended June 30, 1998 compared to Six Months Ended
           June 30, 1997

               The Company recorded a loss of $955,504 for the six months ended June 30, 1998 compared to net income of $1,370,034 for the period ended June 30, 1997, the most significant contributor being the decrease in clearing revenue, discussed below. Total revenue decreased $1,311,265, or 4%, to $32,522,032 for the six months ended June 30, 1998 when compared to the same period in 1997.
               Commission revenue increased by $2,128,261, or 19%, during the first six months of 1998 compared to the first six months of 1997. Net commissions (commission revenue less commission expense) increased $1,518,445 during the same period.
               Clearing revenue declined $5,087,056 or 52%, during the six months ended June 30, 1998 compared to the period ended June 30, 1997. This decline is the result of a reduction in the number of trades executed for correspondent brokers in the first six months of 1998. A significant portion of this decline resulted from the Company not renewing the clearing agreement with a major correspondent broker in the fourth quarter of 1997. Payment for order flow continued to decline during the second quarter of 1998, resulting in lower execution revenues.
               Interest revenue increased $955,608 or 9% to $11,332,723 during the first half of 1998 compared to the first half of 1997. Net interest income increased $46,923 or 1%, during the first six months of 1998 over the first six months of 1997. Revenue from trading profits increased $594,192 or 25%, during the first half of 1998 compared to the first half of 1997. The Company has increased the number of securities that it is making a market in, which is the primary cause of the increase in trading profits.
               The Company's total expenses increased by $1,619,273 or 5%, during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Clearing expense increased $651,594 or 47%, during the first half of 1998 compared to the first half of 1997. This increase was primarily due to making markets in listed securities, which resulted in higher execution costs.
               The most significant decrease was bad debts expense, which decreased $1,054,975 or 61%, to $672,989. This decrease is directly related to litigation that was settled in the second quarter of 1997, and the related expense being reported at that time. Occupancy and equipment costs have increased $841,075 or 44% to $2,735,022 during the first half of 1998 over 1997. This increase relates directly to the Company upgrading its communication and other information systems. Equipment lease costs are up $648,239 and depreciation is up $115,172 in the first six months of 1998.


          Liquidity and Capital Resources

               The Company's liquidity and financial condition remain sound. The Company's equity to total assets ratio decreased during the quarter from 4.4% to 4.2%. This ratio will increase upon conversion of the newly issued 9% Secured Convertible Notes (the "New Notes") into a new issue of preferred stock, if approved by the shareholders' later in 1998. Additionally, Management is assessing the need for, and timing of, an infusion of additional capital into the Company. Third Capital Partners, LLC ("Third Capital Partners") has agreed to undertake to obtain an additional $7.0 million in new equity capital for the Company. Third Capital Partners had agreed to commence this undertaking as soon as practicable, but no later than September 8, 1998. However, with the Company's Common Stock currently trading at approximately 70% of its book value, Management would like to fully assess the benefits and detriments of raising additional equity capital at this time.
               The increase in cash of $2,677,855 resulted from a normal fluctuation in the settlement cycle; the Company collected from the settlement of trades at the end of the quarter, whereas at the end of 1997, the Company was paying for the settlement of trades. Additionally, the Company received cash in the amount of $2,825,022 from financing activities. The most significant portion was the $2.0 million proceeds from the issuance of the New Notes in June 1998.
               Cash of $681,166 was provided from operating activities during the first six months of 1998. The most significant source of operating cash was from the change in amounts due to/from customers in the amount of $13,666,551. The largest use of operating cash was from the change in amounts due to/from broker-dealers and clearing organizations in the amount of $13,923,347.
               The Company used cash of $828,333 for investing activities in the acquisition of property and equipment. The Company does not have any significant commitments for capital expenditures.


          Year 2000 Compliance

               The Company utilizes and is dependent upon various data processing, trading, communication, and information systems and software to conduct its business. The Company has initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000 and beyond. Included in these systems, such as the Company's back office accounting and regulatory system, are applications developed and maintained by third party vendors. These systems run on the Company's data network. Third party vendor testing is scheduled in October 1998 and February 1999. All mission-critical system testing is scheduled to be completed by June 30, 1999. Street-wide testing is scheduled to start in February 1999, and be completed in October 1999. Based on the results of these tests the Company will formulate a contingency plan as deemed appropriate. Current costs of the survey and testing have not been significant to date and are not estimated to be significant in the future. The Company does not have a current cost estimate for remediation, if any is required.
               The Company is not aware of any system that is not or cannot be made year 2000 compliant by June 30, 1999. Additionally, the Company is not aware of any system, in Management's opinion, that creates a material risk of disruption of operations. Evaluation of these issues is ongoing and there can be no assurance that issues not presently known to the Company will not be discovered which could present a material risk of disruption to the Company's operations.


          Recent Expansions and Developments

               During the second quarter, the Company and certain shareholder/creditors of the Company entered into a series of transactions with a group of investors (the "Investors") led by Third Capital Partners and 3421643 Canada Inc. (the "Bier Group").
               The Investors purchased approximately $3.9 million of the Company's outstanding 9% Senior Secured Convertible Notes (the "Senior Notes") from Oeri Finance Inc. ("Oeri Finance"), a company controlled by Felix A. Oeri, the Company's then Chairman of the Board. The conversion price into the Company's common stock, par value $0.01 per share (the "Common Stock"), was reduced from $1.00 per share to $0.70 per share and conversion was allowed at any time the Senior Notes are outstanding. Previously, conversion was generally allowed only at maturity.
          The maturity date of the Senior Notes was also extended to December 31, 1999. Third Capital Partners also purchased $2.0 million in newly issued 9 % Secured Convertible Notes maturing December 31, 1999. The New Notes are convertible into Common Stock at $0.70 per share (or a new issue of voting convertible preferred stock if such action is approved at the Company's next annual shareholders' meeting).
               In connection with these transactions, Felix A. Oeri and Oeri Finance granted an irrevocable proxy to vote approximately
          2.4 million shares of Common Stock to Christopher Jarratt, Chief Executive Officer of Third Capital Partners. Mr. Oeri and Oeri Finance also granted the Investors a right of first refusal to purchase such stock and any other stock, options or warrants of the Company now or thereafter owned by Mr. Oeri or Oeri Finance.
               Upon completion of the aforementioned transactions, the
          former Board members of the Company resigned and were replaced by
          Mr. Jarratt, as Chairman, and three other members of the Investors. Mr. Jarratt was also named Chief Executive Officer of the Company and James G. Lewis was named President and Chief Operating Officer of the Company.
               The Company and Third Capital, LLC, a Tennessee limited liability company ("Third Capital"), entered into an advisory agreement which calls for $30,000 monthly payments by the Company to Third Capital. Mr. Jarratt is the Chief Manager and Mr. Lewis is the Chief Operation Officer of Third Capital. Under the advisory agreement, Third Capital will provide certain services of Messrs. Jarratt and Lewis to the Company. Under the terms of the advisory agreement, Messrs. Jarratt and Lewis are not required to devote all of their time and efforts to the business of the Company.
               Mr. Jarratt and Mr. Lewis are working closely with Management of the Company and JBOC to develop a business plan for enhancing shareholder value. Areas of cost containment are being identified and capital needs for expanding profitable business divisions are being assessed.
               In the area of correspondent clearing, JBOC continued in its efforts to increase correspondent revenues by actively seeking to add new correspondents. During the second quarter of 1998, three new correspondents signed clearing agreements, and since the close of the quarter three additional correspondents have signed clearing agreements. JBOC is also currently negotiating with several other potential correspondents.
               The JB Oxford Internet Investment Center underwent a complete site redesign that was released during the second quarter of 1998. The new site is more user friendly and includes more products and features for on-line customers, such as research and access to mutual funds and other products. The site may be accessed through the Internet at "www.jboxford.com."


          New Accounting Pronouncements

               Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), as amended by SFAS No. 127, is effective for transactions occurring after December 31, 1996, except for secured borrowings, repurchase agreements, dollar rolls, securities lending, and similar transactions, for which SFAS 125 is effective for transactions occurring after December 31, 1997. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of a financial-components approach that focuses on control. The Company adopted SFAS 125 on January 1, 1998, and it did not have any effect on its consolidated financial conditions or results of operations.
               Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), is effective for financial statements ending December 15, 1997. SFAS 129 reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS 128. The Company adopted SFAS 129 on December 15, 1997, and it did not have any effect on its consolidated financial conditions or results of operations.
               Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS 130 on January 1, 1998, and it did not have any effect on its consolidated financial conditions or results of operations.
               Statement of Financial Accounting Standards No. 131, "Disclosure about Segment of an Enterprise and Related Information" ("SFAS 131"), is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect, if any, on its consolidated results of operations.




                              PART II - OTHER INFORMATION


          Item 1.        Legal Proceedings

               The Company and/or its subsidiaries are a party to a number of pending legal or administrative proceedings, all of which have arisen in the ordinary conduct of its business. Those that may have a significant impact on the Company have been disclosed in previous filings or are updated below:

               Evan J. Libaw, Trustee of the E.J. Libaw Family Trust, Pamela Libaw vs. JB Oxford & Company, Vincent Tropea NASD Arbitration No. 96-04043

               In a NASD arbitration matter filed in September 1996, the claimants sought damages in excess of $362,000, plus interest and punitive damages. The parties settled the matter on June 22, 1998 by JBOC paying to the claimants $250,000. Payment of this amount did not have a material adverse impact on the Company's financial statement.


          Item 2.        Changes in Securities and Use of Proceeds

               There has been no material modification of ownership rights of securities holders. Certain subsidiary companies, as part of their normal broker-dealer activities, have minimum capital requirements imposed by regulatory agencies. (See Note 5 to the financial statements.) These requirements may restrict the payment of dividends.


          Item 3.        Defaults Upon Senior Securities

               There has been no default in payments of the Company during this reporting period.


          Item 4.        Submission of Matters to Vote of Security Holders

               There have been no matters submitted to a vote of security holders during this reporting period.


          Item 5.        Other Information

               There have been no matters during this reporting period that require disclosure under this item.


          Item 6.        Exhibits and Reports on Form 8-K

               (a) There are no exhibits to be filed with this report as required by Item 601 of
                    Regulation S-K.
               (b) During this quarter, a Report on Form 8-K was filed on June 19, 1998, reporting under Item 1. Changes in Control of Registrant, the purchase by Third Capital Partners and the Bier Group of approximately $3.9 million in outstanding principal amount of the Company's Senior Notes from Oeri Finance; the purchase by Third Capital Partners from the Company of $2.0 million in newly issued New Notes; a granting to Christopher L. Jarratt, CEO of Third Capital Partners, of the right to vote all Common Stock of the Company beneficially owned by Felix A. Oeri and Oeri Finance and a grant, to Third Capital Partners and the Bier Group, of a right of first refusal to purchase such stock owned by Oeri and Oeri Finance; the resignation of the Company's former members of the Board of Directors and the appointment of four new Board members; and the entering into of an advisory agreement between Third Capital and the Company. Under Item 7. Exhibits, the Company filed a copy of the Purchase Agreement and a copy of the $2.0 million New Notes, as described in the Report on Form 8-K.


               Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




          JB Oxford Holdings, Inc.

          Michael J. Chiodo
          Chief Financial Officer

          August 14, 1998