Form 10-Q/A
period 1998-06-30
JB OXFORD HOLDINGS INC
filed 1998-08-20
CIK 816330

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q/A-1
          (Mark One)
          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

            Amendment No. 1 to the quarterly period ended June 30, 1998

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

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 10, 1998, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 14,141,205.





                                EXPLANATORY NOTE

               This form 10-Q/A-1 is being filed by JB Oxford Holdings, Inc., a Utah corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed August 14, 1998, to re-file the Company's unaudited Consolidated Balanc Sheet for the six months ended June 30, 1998 to correct a document conversion error contained therein. The
         "payable to customers" was incorrectly reported as $32,612,289 when that figure is correctly reported as $232,612,289, and the "total liablilities" was incorrectly reported as 35,955,651 when that figure is correctly reported as $335,955,651. A corrected consolidated Balance Sheet is filed herewith.






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


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                June 30, 1998  December 31,
                                                 (Unaudited)       1997

        Liabilities and stockholders' equity:
         Liabilities:

          Payable to broker-dealers and clearing
           organizations                          $ 83,523,819  $90,222,450

          Payable to customers                     232,612,289  221,033,056

          Securities sold, not yet purchased -         703,995    1,148,706
           at market value

          Accounts payable and accrued
           liabilities                               7,478,821    5,791,409

          Income taxes payable                              --      182,028

          Loans from stockholders                    9,288,811    7,288,811

          Notes payable                              1,097,916       22,894

          Subordinated borrowings                    1,250,000    1,500,000

         Total liabilities                         335,955,651  327,189,354


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