Form 10-Q
period 1998-09-30
JB OXFORD HOLDINGS INC
filed 1998-11-17
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 1998, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 14,141,205.



                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                    September 30,   December 31,
                                                        1998            1997
                                                     (Unaudited)
ASSETS:
Cash and cash equivalents                           $  9,667,897   $   2,598,062
Cash segregated under federal and other regulations   67,022,981      34,903,262
Receivable from broker-dealers and clearing
 organizations (net of allowance for doubtful
 accounts of $2,103,802 for both periods)              5,891,590       4,682,908
Receivable from customers (net of allowance for
doubtful accounts of $4,231,102 and $4,231,016,
respectively)                                        244,727,902     280,287,735
Other receivables (net of allowance for doubtful
accounts of $1,979,793 for both periods)               2,149,702       2,233,321
Securities owned - at market value                     2,074,023       3,737,661
Furniture, equipment, and leasehold improvements
 (at cost - net of accumulated depreciation and
 amortization of $4,771,460 and $4,051,672,
 respectively)                                         3,225,424       3,460,467
Income taxes refundable                                1,372,645         717,396
Deferred income taxes                                  1,076,529         918,358
Clearing deposits                                      6,672,180       6,728,590
Other assets                                           1,397,976       2,044,588

TOTAL ASSETS                                        $345,278,849    $342,312,348


          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                    September 30,   December 31,
                                                        1998            1997
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Payable to broker-dealers and clearing
orgnaizations                                       $ 80,002,086    $ 90,222,450
Payable to customers                                 233,650,681     221,033,056
Securities sold, not yet purchased - at market value     500,792       1,148,706
Accounts payable and accrued liabilities               6,435,708       5,791,409
Income taxes payable                                          --         182,028
Loans from stockholders                                9,138,811       7,288,811
Notes payable                                            177,112          22,894
Subordinated borrowings                                1,250,000       1,500,000

TOTAL LIABILITIES                                    331,155,190     327,189,354


COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
Common stock ($.01 par value, 100,000,000 shares
 authorized; 14,141,205 shares issued and outstanding)   141,412         141,412
Additional paid-in capital                            13,375,316      12,815,316
Retained earnings                                        606,931       2,166,266

TOTAL STOCKHOLDERS' EQUITY                            14,123,659      15,122,994


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $345,278,849    $342,312,348


          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     For The Nine Months Ended
                                                           September 30,

                                                       1998            1997
REVENUES:
Clearing and execution                               $ 7,363,702     $14,931,784
Trading profits                                        3,477,360       1,871,828
Commissions                                           19,352,676      19,003,452
Interest                                              17,225,031      17,627,762
Other                                                    413,004         425,244

Total Revenues                                        47,831,773      53,860,070

EXPENSES:
Employee compensation                                  7,040,970       7,375,896
Commission expense                                     7,550,817       7,531,871
Clearing and floor brokerage                           2,754,781       2,324,898
Communications                                         4,648,675       4,699,389
Occupancy and equipment                                4,114,405       3,024,469
Interest                                              10,805,624      10,387,351
Data processing charges                                4,241,868       3,946,683
Professional services                                  2,449,008       3,202,684
Promotional                                            2,890,308       2,968,586
Bad debts                                              1,042,319       2,780,162
Other operating expenses                               1,920,333       1,812,827

Total Expenses                                        49,459,108      50,054,816

Income (Loss) From Operations                         (1,627,335)      3,805,254
 Non-cash interest expense on convertible notes          560,000              --

Income (Loss) Before Income Taxes                     (2,187,335)      3,805,254
Income Tax Provision (Benefit)                          (628,000)      1,548,258

Net Income (Loss)                                    $(1,559,335)    $ 2,256,996

Basic Net Income (Loss) Per Share                         $(0.11)          $0.19
Diluted Net Income (Loss) Per Share                       $(0.11)          $0.13

Weighted average number of shares

Basic                                                 14,141,205      11,725,670
Diluted                                               14,141,205      18,183,723

          See accompanying notes to Consolidated Financial Statements.



                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   For The Three Months Ended
                                                         September 30,

                                                     1998             1997
REVENUES:
Clearing and execution                             $ 2,688,632     $  5,169,659
Trading profits (losses)                               540,803         (470,537)
Commissions                                          6,049,287        7,828,323
Interest                                             5,892,308        7,250,647
Other                                                  138,711          248,681

Total Revenues                                      15,309,741       20,026,773

EXPENSES:
Employee compensation                                2,385,554        2,594,815
Commission expense                                   2,299,298        2,890,168
Clearing and floor brokerage                           704,934          926,644
Communications                                       1,652,740        1,881,740
Occupancy and equipment                              1,379,383        1,130,522
Interest                                             3,747,720        4,238,132
Data processing charges                              1,670,228        1,467,473
Professional services                                  684,759        1,232,160
Promotional                                            844,794          617,875
Bad debts                                              369,330        1,052,198
Other operating expenses                               552,832          474,826

Total Expenses                                      16,291,572       18,506,553

Income (Loss) From Operations Before Income           (981,831)       1,520,220
Taxes
 Income Tax Provision (Benefit)                       (378,000)         633,258

Net Income (Loss)                                  $  (603,831)     $   886,962

Basic Net Income (Loss) Per Share                       $(0.04)           $0.06
Diluted Net Income (Loss) Per Share                     $(0.04)           $0.05
Weighted average number of shares
Basic                                                14,141,205      14,044,194
Diluted                                              14,141,205      18,612,957

          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                      For The Nine Months Ended
                                                            September 30,
                                                         1998            1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:
Net income (loss)                                    $ (1,559,335) $  2,256,996
Adjustments to reconcile net income (loss) to cash
  used in operating activities:
 Depreciation and amortization                          1,092,894       936,921
 Deferred rent                                            (83,256)      (38,271)
 Provision for bad debts                                       --       628,214
 Non-cash interest expense on convertible
  debentures                                              560,000            --
 Subordinated debt                                             --      (500,000)
 Changes in assets and liabilities:
Cash segregated under federal and other regulations   (32,119,719)    3,620,874
Receivable from broker-dealers and clearing            (1,208,682)   (3,991,426)
organizations
Receivable from customers                              35,559,833  (139,810,774)
Other receivables                                          83,619      (881,866)
Securities owned                                        1,663,638     2,688,079
Deferred taxes receivable                               (158,171)            --
Clearing deposits                                          56,410    (4,996,577)
Other assets                                              646,612      (482,409)
Payable to broker-dealers and clearing organizations  (10,220,364)   36,404,144
Payable to customers                                    2,617,625   110,249,533
Securities sold, not yet purchased                       (647,914)      538,843
Accounts payable and accrued liabilities                  727,555      (965,596)
Income taxes payable/receivable                          (837,277)      584,622

Net cash provided by operating activities               6,173,468     6,241,307

CASH FLOWS USED IN INVESTING ACTIVITIES:
Long term investments                                          --    (1,125,000)
Capital expenditures                                     (857,851)   (1,284,880)

Net cash used in investing activities                    (857,851)   (2,409,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                                 265,943            --
Payments on notes payable                                (111,725)   (6,120,087)
Loans from stockholders                                 2,000,000     3,402,500
Payments on loans from stockholders                      (150,000)     (135,000)
Payments on subordinated borrowings                      (250,000)           --
Issuance of common stock                                       --     1,327,630
Payment of cash dividends - preferred stock                    --       (85,479)

Net cash provided by (used in) financing activities     1,754,218    (1,610,436)

NET INCREASE IN CASH AND CASH EQUIVALENTS               7,069,835     2,220,991
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR      2,598,062       969,871

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD        $ 9,667,897   $ 3,190,862




                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.        COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q

     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and its subsidiaries (the "Company") for the periods presented. The accompanying financial information should be read in conjunction with the Company's 1997 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted.
     Two of the Company's subsidiaries, JB Oxford & Company ("JBOC") and Stocks4Less, Inc. ("S4L"), are consolidated in the quarterly financial information as of September 25, 1998 and September 26, 1997, respectively, because the last settlement Friday of each month is consistently treated as month-end. Accordingly, this is reflected in the consolidated financial statements of the Company.

NOTE 2.        DEFERRED INCOME TAXES

     Deferred income taxes are recorded at the amount Management believes to be realizable. No valuation allowance has been recorded, as Management believes the deferred income taxes will be realized through future profits of the Company.

NOTE 3.        CONVERTIBLE NOTES

     In June 1998, the Company completed the sale of newly issued 9% Secured Convertible Notes in the principal amount of $2.0 million due December 31, 1999. The notes are convertible into the Company's $0.01 par value common stock (the "Common Stock")at a rate of $0.70 per share. The notes will be converted into a new issue of voting preferred stock of the Company if such new issue is approved by the Company's shareholders. The new preferred stock will be convertible into Common Stock on the same terms as newly issued 9% Secured Convertible Notes.
     In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3.9 million in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's Common Stock for the entire $4,421,311 of outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 1999, and they are immediately convertible into common shares.
     The Company incurred a non-cash interest charge of $560,000 in the second quarter of 1998 as a result of the discount conversion feature on the debt instruments discussed above. The discount is based on the difference of the conversion ratio to the fair value of the underlying Common Stock after applying certain discounts that management believes are appropriate under the circumstances.

NOTE 4.        EARNINGS PER SHARE

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                      For The Nine Months Ended
                                                             September 30,
                                                          1998           1997
BASIC EARNINGS PER SHARE
Net income (loss)                                     $(1,559,335)  $ 2,256,996
Preferred stock dividends                                      --       (85,479)
Income (loss) available to common stockholders
 (numerator)                                          $(1,559,335)  $ 2,171,517
Weighted average common shares outstanding
 (denominator)                                         14,141,205    11,725,670

Basic Earnings (Loss) Per Share                            $(0.11)        $0.19


DILUTED EARNINGS PER SHARE
Net income (loss)                                     $(1,559,335)  $ 2,256,996
Interest on convertible debentures, net of income
 tax                                                           --       179,064

Income (loss) available to common stockholders plus
 assumed conversions (numerator)                      $(1,559,335)  $ 2,436,060


Weighted average common shares outstanding             14,141,205    11,725,670
Weighted average options outstanding                           --     1,300,585
Weighted average convertible debentures                        --     4,421,311
Weighted average convertible preferred stock                   --     1,494,505
Stock acquired with proceeds                                   --      (758,348)
Weighted average common shares and assumed
 conversions outstanding (denominator)                 14,141,205    18,183,723

Diluted Earnings (Loss) Per Share                           $(0.11)       $0.13


     The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share, or be antidilutive.
     Options to purchase 2,055,000 and 405,000 shares of Common Stock at September 30, 1998 and 1997, were not included in the computation of diluted earning per share because the options' exercise price was greater then the average market price of the Common Stock during the respective periods. The options carry exercise prices ranging from $1.08 to $3.00 at September 30, 1998, and 1997. The options outstanding at September 30, 1998 expire at various dates through July 9, 2007. Additionally, there are 9,856,531 of shares of Common Stock (6,495,889 weighted average shares outstanding for the nine months ended September 30, 1998), which may be converted from the convertible debentures that are not included in the computation because their inclusion would reduce the loss per share. Quarter ending September 30, 1997 earnings (loss) per share have been restated to conform with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128").
     Basic earnings per share, in accordance with SFAS 128, are $0.01 higher than primary earnings per share calculated in accordance with APB 15 at September 30, 1997. There was no change in the amount reported as fully diluted earnings per share at September 30, 1997.

NOTE 5.        REGULATORY REQUIREMENTS

     JBOC and S4L are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JBOC has elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below 5% of aggregate debits. S4L is a fully disclosed non-clearing broker-dealer, which is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness, as defined by the Rule.
     At September 30, 1998, JBOC had net capital of $15,201,643, which was 6.1% of aggregate debit balances and $10,255,139 in excess of the minimum amount required. At December 31, 1997, JBOC had net capital of $14,380,292, which was 5.1% of aggregate debit balances and $8,728,676 in excess of the minimum amount required.
     Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount of $71,055,109 and $34,554,930 at September 30, 1998 and December 31, 1997,
respectively. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered.

NOTE 6.        CONTINGENT LIABILITIES

     The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations, descriptions of the most significant of which follow:
a) In a District Court action commenced in November 1997, in the Third Judicial District Court of the State of Utah. The claim is brought by a former officer and director of the Company, William R. Stratton, and alleges breach of an employment agreement with OTRA Clearing Inc. (a subsidiary of the Company, later known as Reynolds Kendrick Stratton, Inc., which has been inactive since July 1994, but formerly operated as a broker-dealer), which claimant alleges is binding on the Company. Mr. Stratton alleges that he is owed damages of not less than $1.2 million, comprised of additional compensation, insurance benefits, and vacation pay. The Company has filed an answer denying that Mr. Stratton is owed any additional amounts. Discovery has commenced. The ultimate outcome and range of possible loss, if any, is not determinable at this stage. Management intends to vigorously contest this matter. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.
b) On August 19, 1997, a search warrant was served at the Beverly Hills, California corporate offices of the Company and its subsidiary, JBOC, pursuant to a request made by the Federal Bureau of Investigation. The Company and certain of its officers and employees were also served with Grand Jury subpoenas. The search warrant and subpoenas were issued in connection with an investigation being conducted by the U.S. Attorney's Office in Los Angeles. A focus of the investigation appears to be the prior relationship and activities of Irving Kott and Oeri Finance, Inc. with the Company and possible market manipulation. The Company cannot, however, say with any
  certainty that these are the only issues involved in the investigation.   Mr.
  Kott is an individual who had been retained through an entity named Turret Consultants as a consultant to the Company. In connection with this investigation, the Swiss branch office of JBOC as well as the offices of Oeri Finance, Inc. were searched by French and Swiss authorities pursuant to a request made by the U.S. Justice Department. Felix A. Oeri, the former Chairman of the Board of Directors of the Company, serves as President of Oeri Finance, Inc.
        On or about the same date, the Company, its directors, JBOC and certain of its officers and employees were served with subpoenas duces tecum issued by the SEC in connection with an investigation conducted by that agency entitled In the matter of Reynolds Kendrick Stratton, Inc. The subpoenas generally call for the production of documents relating apparently to the same issues which are the subject of the Grand Jury investigation.
        The Company has retained counsel in the above matters and has cooperated with the U.S. Attorney's Office and the SEC in their on-going investigations. Pursuant to the subpoenas served by the U.S. Attorney's Office and the SEC, the Company has and is continuing to produce various documents responsive to such subpoenas. At this stage of both investigations, it is not possible to predict their ultimate outcome or the financial impact on the Company, if any. In September of 1997, the Company ended its consulting relationship with Turret Consultants and Mr. Kott.
        Under an existing Directors' and Officers' liability insurance policy held by the Company, a claim was filed with the insurer for the reimbursement of legal fees incurred in connection with the federal investigations. The policy calls for a maximum reimbursement to the Company of $2 million. The insurance company preliminarily denied the Company's claim under their interpretation of the terms of the policy. The Company believes that the insurance company has improperly denied the Company's claim and has filed an action alleging breach of contract. The Company believes that it currently can fund the ongoing legal costs associated with the investigations regardless of the outcome of the Company's claim.

NOTE 7.        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                     For the Nine Months Ended
                                                           September 30,

                                                       1998             1997
                                                    (Unaudited)     (Unaudited)


Supplemental Disclosures Of Cash Flow Information
Cash paid during the period for:
Interest                                              $10,862,685   $10,322,652
Income taxes                                              346,829       869,378
Supplemental schedule of noncash investing and
 financing activities:
In September 1997, a subordinated loan was
assigned due to a correspondent's early
termination agreement.                                         --       500,000
In April 1997, 200,000 shares of $10 par value
non-voting convertible preferred stock was
exchanged for 4,000,000 shares of $0.01 par value
common stock.                                                  --     2,000,000


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
     Certain statements in this Report on Form 10-Q, particularly under Item 2, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements. Many factors could cause the Company's actual results to differ materially from those in the forward looking statements, including, but not limited to, the Company's listing on the Nasdaq SmallCap market.

General
     JB Oxford Holdings, Inc. was incorporated in Delaware on March 31, 1987, and relocated its state of incorporation to Utah in 1990. The Company is a holding company and operates in a single industry segment. The most significant subsidiary of the Company is JB Oxford & Company, a registered broker-dealer offering the following services: (i) full service discount brokerage services to the investing public through its registered representatives; (ii) proprietary electronic and touch tone telephonic trading services; (iii) clearing, settlement, execution, safekeeping, cash, and margin account services for regional broker-dealers ("correspondents") on a fully-disclosed basis; and (iv) market maker services in Nasdaq and listed securities. The Company is headquartered in Beverly Hills, and has branch locations in Basel, Switzerland, New York, Boston, Miami, and San Gabriel, California. Additionally, in 1997 the Company began offering deep discount electronic services through another brokerage subsidiary, Stocks4Less, Inc. ("S4L").

Recent Expansions and Developments
     During the third quarter, the Company made key management changes in the organizational structure of JBOC. Stephen Rubenstein, who had been the President of JBOC since 1994, resigned from employment with JBOC and resigned his board positions with JBOC and S4L. In his stead, Albert R. Laubenstein, who had been Executive Vice President, was named acting President and Chief Executive Officer.
     JBOC's search for a Director of Operations successfully concluded with the hiring of Ron Roberts to fill that position. Mr. Roberts brings with him to JBOC over fifteen years of experience in the financial services industry, most recently as a corporate operations officer with another Beverly Hills brokerage firm.
     Also during the third quarter, the Company acted to consolidate JBOC's Dallas, Texas office into JBOC's other branch offices located throughout the United States. Management reviewed the costs associated with maintaining this branch, as well as the expiration of the existing lease, and determined that the consolidation of the Dallas branch was the most economically sound decision.
All brokers from the Dallas branch were offered the option of relocating to any other branch office.
     In the area of correspondent clearing, JBOC continued in its efforts to increase correspondent revenues by actively seeking to add new correspondents. During the third quarter of 1998, four new correspondents signed clearing agreements.

Changes in Financial Condition
     The Company's total assets have remained relatively stable during 1998. Total assets have increased by 1% to $345,278,849 for the nine months ended September 30, 1998 from $342,312,348 at December 31, 1997. However, total
assets have declined 2% from June 30, 1998.   The most significant change in the
components of assets is an increase in cash segregated under federal and other regulations, which increased $32,119,719, or 92%, to $67,022,981 from December 31, 1997 to September 30, 1998. This was offset by a decrease in Receivables from customers in the amount of $35,559,833, or 13%, to $244,727,902. The changes in the above two items are related to each other, as customers sell security positions and reduce debit balances, the resulting proceeds are deposited in segregated cash.
     Total liabilities increased $3,965,836, or 1%, to $331,155,190 for the nine months ended September 30, 1998. Payables to customers increased $12,617,625, or 6%, to $233,650,681. At September 30, 1998 customer payables represented 71% of the total liabilities of the Company. Payables to broker-dealers and clearing organizations decreased $10,220,364, or 11%, to $80,002,086. This represents a decrease in securities loaned.

Comparison of Operations
     The Company recorded a net loss of $603,831 for the quarter ended September 30, 1998. This compares to net income of $886,962 for the quarter ended September 30, 1997, and a net loss of $869,604 for the quarter ended June 30, 1998. An unrealized loss of approximately $470,000 ($282,000 after tax) in certain security positions the Company is holding was charged during the quarter. Subsequent to September 30, 1998, the Company liquidated the majority of these positions.
     Total revenues for the third quarter of 1998 were $15,309,741, a decrease of $4,717,032 from the comparable 1997 quarter and an decrease of $1,209,867 from the second quarter of 1998. Total expenses for the third quarter of 1998 were $16,291,572, a decrease of $2,214,981 from the comparable quarter in 1997, and a decrease of $735,011 from the second quarter of 1998.
     The following table presents comparisons of significant components of revenues and expenses between the current quarter, the comparable quarter in 1997, and the trailing quarter:


                           For the Three Months Ended

                     Sept. 1998   Sept. 1997    June 1998
Revenues (000's):

Clearing                 $2,689       $5,170         $2,388
Trading                     541        (471)          1,134
Commissions               6,049        7,828          7,058
Interest Income           5,892        7,251          5,926
Other                       139          249             14

Expenses (000's):

Commissions               2,299        2,890          2,919
Salaries                  2,386        2,595          2,309
Interest                  3,748        4,238          3,608
Communications &
    Data Processing       3,323        3,349          2,728
Promotional                 845          618          1,214
Professional Fees           685        1,232            731
Clearing                    705          927          1,091

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997
     The Company recorded a loss of $1,559,335 for the nine months ended September 30, 1998 compared to net income of $2,256,996 for the comparable period ended September 30, 1997, the most significant contributor being the decrease in clearing revenue, discussed below. Total revenue decreased $6,028,297, or 11%, to $47,831,773 for the nine months ended September 30, 1998 when compared to $53,860,070 for the same period in 1997.
     Commission revenue increased by $349,224, or 2%, from $19,352,676 during the first nine months of 1998 compared to the first nine months of 1997. Net commissions (commission revenue less commission expense) increased $330,278 during the same period.
     Clearing revenue declined $7,568,082, or 51%, during the nine months ended September 30, 1998 compared to the period ended September 30, 1997. This decline is the result of a reduction in the number of trades executed for correspondent brokers in the first nine months of 1998. A significant portion of this decline resulted from the Company not renewing the clearing agreement with a major correspondent broker in the fourth quarter of 1997.
     Interest revenue decreased $402,731, or 2%, to $17,225,031 during the nine months of 1998 compared to the nine months of 1997. Net interest income decreased $821,044, or 3%, during the first nine months of 1998 over the first nine months of 1997. Included in this decrease of net interest income is a non-cash accounting charge for interest of $560,000. This one time non-cash accounting charge (which has no impact on the Company's net worth) represents the difference between the estimated fair value of the Company's Common Stock and the exercise value of such stock underlying convertible notes either issued during the second quarter of 1998 or on existing convertible notes where the exercise value was reduced during the second quarter of 1998 in connection with certain transactions. Revenue from trading profits increased $1,605,532, or 86%, during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.
     The Company's total expenses decreased by $595,708, or 1%, to $49,459,108 for the nine months ended September 30, 1998 compared to $50,054,816 for the nine months ended September 30, 1997. Clearing expense increased $429,883, or 18%, during the first nine months of 1998 compared to the first nine months of 1997. This increase was primarily due to making markets in listed securities, which resulted in higher execution and floor brokerage costs.
     The most significant decrease was bad debts and errors, which decreased $1,737,843, or 63%, to $1,042,319 for the nine months ended September 30, 1998. This decrease is directly related to litigation that was settled in the second quarter of 1997, and the related expense being reported at that time. Occupancy and equipment costs have increased $1,089,936, or 36%, to $4,114,405 during the first nine months of 1998 compared to the same period of 1997. This increase relates directly to the Company upgrading its communication and other information systems. Equipment lease costs increased $802,570 and depreciation increased $158,493 in the first nine months of 1998. There should be some reduction of occupancy costs in future quarters due to the closing of the Company's Dallas office during the third quarter of 1998.

Liquidity and Capital Resources
     The Company's liquidity and financial condition remain sound. The Company's equity to total assets ratio decreased during the third quarter of 1998 from 4.2% to 4.1%. This ratio will increase upon conversion of the newly issued 9% Secured Convertible Notes (the "New Notes") into a new issue of preferred stock, if approved by the shareholders. Additionally, Management continues to assess the need for, and timing of, an infusion of additional capital into the Company. Third Capital Partners, LLC ("Third Capital Partners") has agreed to undertake to obtain additional equity capital for the Company. However, management believes that completing an equity offering at this time would be dilutive to the Company's existing shareholders. Management will continue to assess whether the Company needs additional capital and the benefits and detriments of raising additional equity capital.
     The increase in cash of $7,069,835 from $2,598,062 at December 31, 1997 to $9,667,897 for the nine months ended September 30, 1998 resulted from a normal fluctuation in the settlement cycle; the Company collected from the settlement of trades at the end of the quarter, whereas at the end of 1997, the Company was paying for the settlement of trades. Additionally, the Company received cash in the amount of $1,754,218 from financing activities. The most significant portion was the $2.0 million proceeds from the issuance of the New Notes in June 1998.
     Cash of $6,173,468 was provided from operating activities during the first nine months of 1998. The most significant source of operating cash was from the change in amounts due to/from customers in the amount of $48,177,458. The largest use of operating cash was from the change in cash segregated under federal and other regulations in the amount of $32,119,719.
     The Company used cash of $857,851 for investing activities in the acquisition of property and equipment, of which only $29,518 represents expenditures in third quarter of 1998. The Company does not have any significant commitments for capital expenditures.

Year 2000 Compliance
     The Company utilizes and is dependent upon various data processing, trading, communication, and information systems and software to conduct its business. The Company has initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000 and beyond. Included in these systems, such as the Company's back office accounting and regulatory system, are applications developed and maintained by third party vendors. These systems run on the Company's data network. Third party vendor testing has begun and will continue through February 1999. All mission-critical system testing is scheduled to be completed by June 30, 1999. Street-wide testing is scheduled to start in February 1999, and be completed in October 1999. Based on the results of these tests the Company will formulate a contingency plan as deemed appropriate. Current costs of the survey and testing have not been significant to date and are not estimated to be significant in the future. The Company does not have a current cost estimate for remediation, if any is required.
     The Company is not aware of any system that is not or cannot be made year 2000 compliant by June 30, 1999. Additionally, the Company is not aware of any system, in Management's opinion, that creates a material risk of disruption of operations. Evaluation of these issues is ongoing and there can be no assurance that issues not presently known to the Company will not be discovered, nor can the Company be assured that its third party vendors will be year 2000 compliant, which could present a material risk of disruption to the Company's operations.

Nasdaq Listing Requirements
     The securities of the Company currently trade on the Nasdaq SmallCap Market. Effective February 1998, Nasdaq implemented revised continued listing requirements, including the maintenance of a minimum bid price of $1.00. The Company was notified by Nasdaq that the Company did not meet the minimum bid price requirement. Management is currently addressing various options to bring the Common Stock back into compliance, including, but not limited to, a reverse split of the Company's Common Stock. If the Company is unable to satisfy the listing requirements, the Company's stock is subject to delisting and may be lowered to a bulletin board stock. On November 10, 1998, the Company requested an oral hearing before Nasdaq to present the Company's business plan to remedy the current price deficiency. This procedure will stay the delisting action temporarily. There can be no assurance that the Company will be successful in maintaining its SmallCap listing. If the Company's Common Stock is delisted, there would likely be a negative impact on the trading market, liquidity and price of the Common Stock.




                          PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

     The Company and/or its subsidiaries are a party to a number of pending legal or administrative proceedings, all of which have arisen in the ordinary conduct of its business. The Company has disclosed matters that may have a significant impact on the Company in previous filings. (See Note 6 to the Consolidated Financial Statements.)

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

     There has been no material modification of ownership rights of securities holders. Certain subsidiary companies, as part of their normal broker-dealer activities, have minimum capital requirements imposed by regulatory agencies. (See Note 5 to the Consolidated Financial Statements.) These requirements may restrict the payment of dividends.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

     In November, the Company received from Oeri Finance, Inc. ("Oeri"), a Swiss investment firm headed by Felix A. Oeri, a former board member of the Company, a demand for payment of $728,125 of the total $2,667,500 allegedly owed to Oeri by the Company. However, the Company's Board of Directors has determined that, in light of the federal investigation which apparently focuses on Oeri's and Irving Kott's prior involvement with the Company as well as Irving Kott's involvement due to the search of Oeri's office in connection with the investigation (see
Note 6 to the Consolidated Financial Statements), it may not be in the best interest of the Company's shareholders to pay the alleged debt at present. Instead, the Board had decided to delay payment on all alleged debt owed to Oeri. The Company's Management is not aware of any wrongdoing, but believes that if the Company should suffer a loss as a result of the actions or omissions of Oeri, then such loss may be used to offset the debt it allegedly owes to Oeri. At present, Management intends to continue to pay interest on the alleged debt to Oeri.

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of security holders during this reporting period.

ITEM 5.        OTHER INFORMATION

     There have been no matters during this reporting period that require disclosure under this item.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         Letter from BDO Seidman, LLP, dated October 30, 1998, pursuant to
     Item 304 (a) (3) of Regulation S-K.
(b)         A Report on Form 8-K was filed on October 27, 1998, reporting under
     Item 4. Changes in Registrant's Certifying Accountant, the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998 to replace the firm of BDO Seidman, LLP, who was dismissed as auditors of the Company effective October 20, 1998.




     Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo

Michael J. Chiodo
Chief Financial Officer


November 16, 1998