Form 10-Q/A
period 1998-09-30
JB OXFORD HOLDINGS INC
filed 1999-01-22
CIK 816330

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




                                EXPLANATORY NOTE

     This Form 10-Q/A-1 is being filed by JB Oxford Holdings, Inc., a Utah corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998, to re-file the Company's unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 to correct a document conversion error contained therein. The "payable to cutomers" was incorrectly reported as $2,617,625 when that figure is correctly reported as $12,617,625. All subtotals and totals were stated correctly. A corrected Consolidated Statement of Cash Flows is filed herewith.




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

          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                      For The Nine Months Ended
                                                            September 30,
                                                         1998            1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:
Net income (loss)                                    $ (1,559,335) $  2,256,996
Adjustments to reconcile net income (loss) to cash
  used in operating activities:
 Depreciation and amortization                          1,092,894       936,921
 Deferred rent                                            (83,256)      (38,271)
 Provision for bad debts                                       --       628,214
 Non-cash interest expense on convertible
  debentures                                              560,000            --
 Subordinated debt                                             --      (500,000)
 Changes in assets and liabilities:
Cash segregated under federal and other regulations   (32,119,719)    3,620,874
Receivable from broker-dealers and clearing            (1,208,682)   (3,991,426)
organizations
Receivable from customers                              35,559,833  (139,810,774)
Other receivables                                          83,619      (881,866)
Securities owned                                        1,663,638     2,688,079
Deferred taxes receivable                               (158,171)            --
Clearing deposits                                          56,410    (4,996,577)
Other assets                                              646,612      (482,409)
Payable to broker-dealers and clearing organizations  (10,220,364)   36,404,144
Payable to customers                                   12,617,625   110,249,533
Securities sold, not yet purchased                       (647,914)      538,843
Accounts payable and accrued liabilities                  727,555      (965,596)
Income taxes payable/receivable                          (837,277)      584,622

Net cash provided by operating activities               6,173,468     6,241,307

CASH FLOWS USED IN INVESTING ACTIVITIES:
Long term investments                                          --    (1,125,000)
Capital expenditures                                     (857,851)   (1,284,880)

Net cash used in investing activities                    (857,851)   (2,409,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                                 265,943            --
Payments on notes payable                                (111,725)   (6,120,087)
Loans from stockholders                                 2,000,000     3,402,500
Payments on loans from stockholders                      (150,000)     (135,000)
Payments on subordinated borrowings                      (250,000)           --
Issuance of common stock                                       --     1,327,630
Payment of cash dividends - preferred stock                    --       (85,479)

Net cash provided by (used in) financing activities     1,754,218    (1,610,436)

NET INCREASE IN CASH AND CASH EQUIVALENTS               7,069,835     2,220,991
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR      2,598,062       969,871

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD        $ 9,667,897   $ 3,190,862




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