Form 10-Q/A
period 1998-06-30
JB OXFORD HOLDINGS INC
filed 1999-03-31
CIK 816330

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q/A-2
          (Mark One)
          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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

               This form 10-Q/A-2 is being filed by JB Oxford Holdings, Inc., a Utah corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-Q/A-1 for the quarterly period ended June 30, 1998, filed August 20, 1998, to re-file the Company's unaudited Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statement of Cash Flows, and the Earnings per Share for the six months ended June 30, 1998, and the Consolidated Statements of Operations for the three months ended June 30, 1998, to restate the non-cash interest expense on convertible notes. The corrections are contained herein and they are filed herewith.






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


         Commitments and contingent liabilities

         Stockholders' equity:

          Common stock ($.01 par value,
           100,000,000 shares authorized;
           14,141,205 shares issued and outstanding)   141,412      141,412

          Additional paid-in capital                15,345,316   12,815,316

          Retained earnings (deficit)                 (759,238)   2,166,266


         Total stockholders' equity                 14,727,490   15,122,994


         Total liabilities and stockholders'
          equity                                  $350,683,141 $342,312,348


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)


                                           For The Six Months Ended June 30,
                                                     1998         1997

          Revenues:

           Clearing and execution                $ 4,675,070   $ 9,762,126
           Trading profits                         2,936,557     2,342,365
           Commissions                            13,303,389    11,175,128
           Interest                               11,332,723    10,377,115
           Other                                     274,293       176,563

           Total Revenues                         32,522,032    33,833,297


          Expenses:

           Employee compensation                   4,655,416     4,781,081
           Commission expense                      5,251,519     4,641,703
           Clearing and floor brokerage            2,049,847     1,398,253
           Communications                          2,995,935     2,817,650
           Occupancy and equipment                 2,735,022     1,893,947
           Interest                                7,057,904     6,149,219
           Data processing charges                 2,571,640     2,479,210
           Professional services                   1,764,249     1,970,524
           Promotional                             2,045,514     2,350,711
           Bad debts                                 672,989     1,727,964
           Other operating expenses                1,367,501     1,338,001

           Total Expenses                         33,167,536    31,548,263


           Income (Loss) From Operations            (645,504)    2,285,034

           Non-cash interest expense on
            convertible notes                      2,530,000            --

           Income (Loss) Before Income Taxes      (3,175,504)    2,285,034

           Income Tax Provision                     (250,000)      915,000

           Net Income (Loss)                     $(2,925,504)   $1,370,034


           Basic Net Income (Loss) Per Share          $(0.21)        $0.12
           Diluted Net Income (Loss) Per Share        $(0.21)        $0.08

           Weighted average number of shares
               Basic                               14,141,205   10,547,194
               Diluted                             14,141,205   18,116,027


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)


                                                 For The Three Months Ended
                                                           June 30,

                                                   1998           1997

          Revenues:
           Clearing and execution              $ 2,388,243    $ 5,112,969
           Trading profits                       1,133,673        978,080
           Commissions                           7,057,738      6,044,688
           Interest                              5,925,576      5,973,164
           Other                                    14,378        106,758

           Total Revenues                       16,519,608     18,215,659

          Expenses:
           Employee compensation                 2,309,426      2,425,102
           Commission expense                    2,919,337      2,510,894
           Clearing and floor brokerage          1,091,310        806,592
           Communications                        1,596,912      1,691,152
           Occupancy and equipment               1,363,688      1,047,048
           Interest                              3,607,967      3,433,180
           Data processing charges               1,131,193      1,095,323
           Professional services                   731,301        940,741
           Promotional                           1,213,896      1,544,670
           Bad debts                               305,790      1,824,480
           Other operating expenses                755,763        716,305

           Total Expenses                       17,026,583     18,035,487

                                                  (506,975)       180,172
           Income (Loss) From Operations

            Non-cash interest expense on
             convertible notes                   2,530,000             --


           Income (Loss) Before Income Taxes    (3,036,975)       180,172

            Income Tax Provision                  (197,371)        75,000

           Net Income (Loss)                   $(2,839,604)     $ 105,172


           Basic Net Income (Loss) Per Share        $(0.20)         $0.01
           Diluted Net Income (Loss) Per Share      $(0.20)         $0.01

           Weighted average number of shares
               Basic                            14,141,205     12,310,095
               Diluted                          14,141,205     13,153,671


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Cash Flows
                                     (Unaudited)

                                            For The Six Months Ended June 30,
                                                       1998        1997

    Increase (decrease) in cash and cash equivalents:
      Cash flows provided by operating activities:

           Net income (loss)                      $(2,925,504)  $ 1,370,034
           Adjustments to reconcile net income
            (loss) to cash used in operating
             activities:
            Depreciation and amortization             719,788       604,616
            Deferred rent                             (55,378)      (27,440)
            Provision for bad debts                        86       227,964
            Non-cash interest expense on
             convertible debentures                 2,530,000            --
            Changes in assets and liabilities:
             Cash segregated under federal and
              other regulations                    (2,082,385)  (97,751,936)
             Receivable from broker-dealers and
              clearing organizations               (7,224,716)  (12,016,185)
             Receivable from customers              2,087,318   (88,509,866)
             Other receivables                        882,089    (1,172,547)
             Securities owned                         668,767       779,138
             Clearing deposits                       (570,678)   (1,114,149)
             Deferred taxes receivable               (158,171)           --
             Other assets                             813,297      (434,919)
             Payable to broker-dealers and
              clearing organizations               (6,698,631)   56,288,365
             Payable to customers                  11,579,233   133,176,025
             Securities sold, not yet purchased      (444,711)      754,074
             Accounts payable and accrued lia.      1,742,790     4,511,326
             Income taxes payable/receivable         (182,028)      256,972

          Net cash provided by operating
           activities                                 681,166    (3,058,528)

          Cash flows from investing activities:
           Capital expenditures                      (828,333)     (902,385)

          Net cash used in investing activities      (828,333)     (902,385)

          Cash flows from financing activities:
           Repayments of notes payable               (250,000)           --
           Advances on short term borrowing         1,075,022     2,407,879
           Loans from stockholders                  2,000,000     3,400,000
           Issuance of common stock                        --       180,130
           Payment of cash dividends - preferred stock     --       (85,479)
          Net cash provided by (used in) financing
           activities                               2,825,022     5,902,530
          Net increase in cash and cash equivalents 2,677,855     1,941,617
          Cash and cash equivalents at beginning of
           the year                                 2,598,062       969,871
          Cash and cash equivalents at end of the
           year                                     5,275,917     2,911,488


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


          Note 3.        Convertible Notes

               In June 1998, the Company completed the sale of newly issued 9% Secured Convertible Notes in the principal amount of $2.0 million due December 31, 1999. The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. The notes will be converted into a new issue of voting preferred stock of the Company if such new issue is approved by the Company's shareholders at a meeting to be held late in 1998. The new preferred stock will be convertible into common stock on the same terms as newly issued 9% Secured Convertible Notes.
               In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3.9 million in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 1999, and they are immediately convertible into common shares.
               The Company incurred a non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount converstion feature on the debt instruments discussed above. The discount is based on the difference of the conversion ratio to the fair value of the underlying common stock.


          Note 4.        Earnings per Share

               The following table reconciles the numerators and
          denominators of the basic and diluted earnings per share
          computation:
                                                    For The Six Months Ended
                                                            June 30,
                                                        1998       1997

          Basic Earnings Per Share
           Net income (loss)                        $(2,925,504) $1,370,034

           Preferred stock dividends                         --     (85,480)

           Income (loss) available to common
            stockholders (numerator)                $(2,925,504) $1,284,554

           Weighted average common shares
            outstanding (denominator)                 14,141,205 10,547,194

           Basic Earnings (Loss) Per Share                $(0.21)     $0.12


          Diluted Earnings Per Share
           Net income (loss)                        $(2,925,504) $1,370,034

           Interest on convertible debentures, net
            of income tax                                    --     119,376

           Income (loss) available to common
            stockholders plus assumed conversions
             (numerator)                            $(2,925,504) $1,489,410

           Weighted average common shares
            outstanding                               14,141,205 10,547,194

           Weighted average options outstanding               --  1,687,935

           Weighted average convertible debentures            --  4,548,487

           Weighted average convertible preferred stock       --  2,254,144

           Stock acquired with proceeds                       --   (921,733)


           Weighted average common shares and
            assumed conversions outstanding
            (denominator)                             14,141,205 18,116,027

           Diluted Earnings (Loss) Per Share              $(0.21)     $0.08



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


          Comparison of Operations

               The Company recorded a net loss of $2,839,604 for the quarter ended June 30, 1998 after a non-cash accounting charge for interest of $2,530,000. This one time non-cash accounting charge (which has no impact on the Company's net worth) represents the difference between fair value of the Company's common stock and the exercise value of such stock underlying convertible notes either issued during the second quarter or on existing convertible notes where the exercise value was reduced during the second quarter in connection with certain transactions. See "Recent Expansions and Developments." This compares to net income of $105,172 for the quarter ended June 30, 1997, and a net loss of $85,900 for the quarter ended March 31, 1998.
               Total revenues for the second quarter of 1998 were $16,519,608, a decrease of $1,696,051 from the comparable 1997 quarter and an increase of $517,184 from the first quarter of 1998. Total expenses for the second quarter were $17,026,583, a decrease of $1,008,904 from the comparable quarter in 1997, and an increase of $885,630 from the first quarter of 1998.
               The following table presents comparisons of significant components of revenues and expenses between the current quarter, the year ago quarter and the trailing quarter:

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



          Six Months Ended June 30, 1998 compared to Six Months Ended
           June 30, 1997

               The Company recorded a loss of $2,925,504 for the six months ended June 30, 1998 compared to net income of $1,370,034 for the period ended June 30, 1997, the most significant contributor being the non cash interest charge of $2,530,000 discussed above and the decrease in clearing revenue, discussed below. Total revenue decreased $1,311,265, or 4%, to $32,522,032 for the six months ended June 30, 1998 when compared to the same period in 1997.
               Commission revenue increased by $2,128,261, or 19%, during the first six months of 1998 compared to the first six months of 1997. Net commissions (commission revenue less commission expense) increased $1,518,445 during the same period.
               Clearing revenue declined $5,087,056 or 52%, during the six months ended June 30, 1998 compared to the period ended June 30, 1997. This decline is the result of a reduction in the number of trades executed for correspondent brokers in the first six months of 1998. A significant portion of this decline resulted from the Company not renewing the clearing agreement with a major correspondent broker in the fourth quarter of 1997. Payment for order flow continued to decline during the second quarter of 1998, resulting in lower execution revenues.
               Interest revenue increased $955,608 or 9% to $11,332,723 during the first half of 1998 compared to the first half of 1997. Net interest income increased $46,923 or 1%, during the first six months of 1998 over the first six months of 1997. Revenue from trading profits increased $594,192 or 25%, during the first half of 1998 compared to the first half of 1997. The Company has increased the number of securities that it is making a market in, which is the primary cause of the increase in trading profits.
               The Company's total expenses increased by $1,619,273 or 5%, during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Clearing expense increased $651,594 or 47%, during the first half of 1998 compared to the first half of 1997. This increase was primarily due to making markets in listed securities, which resulted in higher execution costs.
               The most significant decrease was bad debts expense, which decreased $1,054,975 or 61%, to $672,989. This decrease is directly related to litigation that was settled in the second quarter of 1997, and the related expense being reported at that time. Occupancy and equipment costs have increased $841,075 or 44% to $2,735,022 during the first half of 1998 over 1997. This increase relates directly to the Company upgrading its communication and other information systems. Equipment lease costs are up $648,239 and depreciation is up $115,172 in the first six months of 1998.


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