Form 10-Q/A
period 1998-09-30
JB OXFORD HOLDINGS INC
filed 1999-03-31
CIK 816330

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




                                EXPLANATORY NOTE

     This Form 10-Q/A-2 is being filed by JB Oxford Holdings, Inc., a Utah corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-Q/A-1 for the quarterly period ended September 30, 1998, filed January 21, 1999, to re-file the Company's unaudited Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statement of Cash Flows, and the Earnings per Share for the nine months ended September 30, 1998 to restate the non-cash interest expense on convertible notes. The corrections are contained herein and they are filed herewith.





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


          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                    September 30,   December 31,
                                                        1998            1997
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Payable to broker-dealers and clearing
orgnaizations                                       $ 80,002,086    $ 90,222,450
Payable to customers                                 233,650,681     221,033,056
Securities sold, not yet purchased - at market value     500,792       1,148,706
Accounts payable and accrued liabilities               6,435,708       5,791,409
Income taxes payable                                          --         182,028
Loans from stockholders                                9,138,811       7,288,811
Notes payable                                            177,112          22,894
Subordinated borrowings                                1,250,000       1,500,000

TOTAL LIABILITIES                                    331,155,190     327,189,354


COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
Common stock ($.01 par value, 100,000,000 shares
 authorized; 14,141,205 shares issued and outstanding)   141,412         141,412
Additional paid-in capital                            15,345,316      12,815,316
Retained earnings (deficit)                           (1,363,069)      2,166,266

TOTAL STOCKHOLDERS' EQUITY                            14,123,659      15,122,994


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $345,278,849    $342,312,348


          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     For The Nine Months Ended
                                                           September 30,

                                                       1998            1997
REVENUES:
Clearing and execution                               $ 7,363,702     $14,931,784
Trading profits                                        3,477,360       1,871,828
Commissions                                           19,352,676      19,003,452
Interest                                              17,225,031      17,627,762
Other                                                    413,004         425,244

Total Revenues                                        47,831,773      53,860,070

EXPENSES:
Employee compensation                                  7,040,970       7,375,896
Commission expense                                     7,550,817       7,531,871
Clearing and floor brokerage                           2,754,781       2,324,898
Communications                                         4,648,675       4,699,389
Occupancy and equipment                                4,114,405       3,024,469
Interest                                              10,805,624      10,387,351
Data processing charges                                4,241,868       3,946,683
Professional services                                  2,449,008       3,202,684
Promotional                                            2,890,308       2,968,586
Bad debts                                              1,042,319       2,780,162
Other operating expenses                               1,920,333       1,812,827

Total Expenses                                        49,459,108      50,054,816

Income (Loss) From Operations                         (1,627,335)      3,805,254
 Non-cash interest expense on convertible notes        2,530,000              --

Income (Loss) Before Income Taxes                     (4,157,335)      3,805,254
Income Tax Provision (Benefit)                          (628,000)      1,548,258

Net Income (Loss)                                    $(3,529,335)    $ 2,256,996

Basic Net Income (Loss) Per Share                         $(0.25)          $0.19
Diluted Net Income (Loss) Per Share                       $(0.25)          $0.13

Weighted average number of shares

Basic                                                 14,141,205      11,725,670
Diluted                                               14,141,205      18,183,723

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

          See accompanying notes to Consolidated Financial Statements.


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                      For The Nine Months Ended
                                                            September 30,
                                                         1998            1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:
Net income (loss)                                    $ (3,529,335) $  2,256,996
Adjustments to reconcile net income (loss) to cash
  used in operating activities:
 Depreciation and amortization                          1,092,894       936,921
 Deferred rent                                            (83,256)      (38,271)
 Provision for bad debts                                       --       628,214
 Non-cash interest expense on convertible
  debentures                                            2,530,000            --
 Subordinated debt                                             --      (500,000)
 Changes in assets and liabilities:
Cash segregated under federal and other regulations   (32,119,719)    3,620,874
Receivable from broker-dealers and clearing            (1,208,682)   (3,991,426)
organizations
Receivable from customers                              35,559,833  (139,810,774)
Other receivables                                          83,619      (881,866)
Securities owned                                        1,663,638     2,688,079
Deferred taxes receivable                               (158,171)            --
Clearing deposits                                          56,410    (4,996,577)
Other assets                                              646,612      (482,409)
Payable to broker-dealers and clearing organizations  (10,220,364)   36,404,144
Payable to customers                                   12,617,625   110,249,533
Securities sold, not yet purchased                       (647,914)      538,843
Accounts payable and accrued liabilities                  727,555      (965,596)
Income taxes payable/receivable                          (837,277)      584,622

Net cash provided by operating activities               6,173,468     6,241,307

CASH FLOWS USED IN INVESTING ACTIVITIES:
Long term investments                                          --    (1,125,000)
Capital expenditures                                     (857,851)   (1,284,880)

Net cash used in investing activities                    (857,851)   (2,409,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                                 265,943            --
Payments on notes payable                                (111,725)   (6,120,087)
Loans from stockholders                                 2,000,000     3,402,500
Payments on loans from stockholders                      (150,000)     (135,000)
Payments on subordinated borrowings                      (250,000)           --
Issuance of common stock                                       --     1,327,630
Payment of cash dividends - preferred stock                    --       (85,479)

Net cash provided by (used in) financing activities     1,754,218    (1,610,436)

NET INCREASE IN CASH AND CASH EQUIVALENTS               7,069,835     2,220,991
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR      2,598,062       969,871

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD        $ 9,667,897   $ 3,190,862




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

NOTE 4.        EARNINGS PER SHARE

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                      For The Nine Months Ended
                                                             September 30,
                                                          1998           1997
BASIC EARNINGS PER SHARE
Net income (loss)                                     $(3,529,335)  $ 2,256,996
Preferred stock dividends                                      --       (85,479)
Income (loss) available to common stockholders
 (numerator)                                          $(3,529,335)  $ 2,171,517
Weighted average common shares outstanding
 (denominator)                                         14,141,205    11,725,670

Basic Earnings (Loss) Per Share                            $(0.25)        $0.19


DILUTED EARNINGS PER SHARE
Net income (loss)                                     $(3,529,335)  $ 2,256,996
Interest on convertible debentures, net of income
 tax                                                           --       179,064

Income (loss) available to common stockholders plus
 assumed conversions (numerator)                      $(3,529,335)  $ 2,436,060


Weighted average common shares outstanding             14,141,205    11,725,670
Weighted average options outstanding                           --     1,300,585
Weighted average convertible debentures                        --     4,421,311
Weighted average convertible preferred stock                   --     1,494,505
Stock acquired with proceeds                                   --      (758,348)
Weighted average common shares and assumed
 conversions outstanding (denominator)                 14,141,205    18,183,723

Diluted Earnings (Loss) Per Share                          $(0.25)        $0.13


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

Comparison of Operations
     The Company recorded a net loss of $603,831 for the quarter ended September 30, 1998. This compares to net income of $886,962 for the quarter ended September 30, 1997, and a net loss of $2,839,604 for the quarter ended June 30, 1998. An unrealized loss of approximately $470,000 ($282,000 after tax) in certain security positions the Company is holding was charged during the quarter. Subsequent to September 30, 1998, the Company liquidated the majority of these positions.
     Total revenues for the third quarter of 1998 were $15,309,741, a decrease of $4,717,032 from the comparable 1997 quarter and an decrease of $1,209,867 from the second quarter of 1998. Total expenses for the third quarter of 1998 were $16,291,572, a decrease of $2,214,981 from the comparable quarter in 1997, and a decrease of $735,011 from the second quarter of 1998.
     The following table presents comparisons of significant components of revenues and expenses between the current quarter, the comparable quarter in 1997, and the trailing quarter:


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

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997
     The Company recorded a loss of $3,529,335 for the nine months ended September 30, 1998 compared to net income of $2,256,996 for the comparable period ended September 30, 1997, the most significant contributor being the non-cash interest charge of $2,530,000 incurred during the second quarther and decrease in clearing revenue, discussed below. Total revenue decreased $6,028,297, or 11%, to $47,831,773 for the nine months ended September 30, 1998 when compared to $53,860,070 for the same period in 1997.
     Commission revenue increased by $349,224, or 2%, from $19,352,676 during the first nine months of 1998 compared to the first nine months of 1997. Net commissions (commission revenue less commission expense) increased $330,278 during the same period.
     Clearing revenue declined $7,568,082, or 51%, during the nine months ended September 30, 1998 compared to the period ended September 30, 1997. This decline is the result of a reduction in the number of trades executed for correspondent brokers in the first nine months of 1998. A significant portion of this decline resulted from the Company not renewing the clearing agreement with a major correspondent broker in the fourth quarter of 1997.
     Interest revenue decreased $402,731, or 2%, to $17,225,031 during the nine months of 1998 compared to the nine months of 1997. Net interest income decreased $821,044, or 3%, during the first nine months of 1998 over the first nine months of 1997. Additionally, the Company incurred a non-cash interest charge of $2,530,000 during the second quarter of 1998. This one time non-cash accounting charge (which has no impact on the Company's net worth) represents the difference between the estimated fair value of the Company's Common Stock and the exercise value of such stock underlying convertible notes either issued during the second quarter of 1998 or on existing convertible notes where the exercise value was reduced during the second quarter of 1998 in connection with certain transactions. Revenue from trading profits increased $1,605,532, or 86%, during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.
     The Company's total expenses decreased by $595,708, or 1%, to $49,459,108 for the nine months ended September 30, 1998 compared to $50,054,816 for the nine months ended September 30, 1997. Clearing expense increased $429,883, or 18%, during the first nine months of 1998 compared to the first nine months of 1997. This increase was primarily due to making markets in listed securities, which resulted in higher execution and floor brokerage costs.
     The most significant decrease was bad debts and errors, which decreased $1,737,843, or 63%, to $1,042,319 for the nine months ended September 30, 1998. This decrease is directly related to litigation that was settled in the second quarter of 1997, and the related expense being reported at that time. Occupancy and equipment costs have increased $1,089,936, or 36%, to $4,114,405 during the first nine months of 1998 compared to the same period of 1997. This increase relates directly to the Company upgrading its communication and other information systems. Equipment lease costs increased $802,570 and depreciation increased $158,493 in the first nine months of 1998. There should be some reduction of occupancy costs in future quarters due to the closing of the Company's Dallas office during the third quarter of 1998.

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