Form 10-K
period 1998-12-31
JB OXFORD HOLDINGS INC
filed 1999-04-15
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 3L, 1998
                                      OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ______________ TO _______________
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



Common stock, $0.01 par      14,679,726 shares                   NASDAQ
value:                       outstanding at March 24,
                             1999


   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ___
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [    ].
   The aggregate market value of the voting stock held by non-affiliates of the registrant at March 24, 1999 was approximately $105,627,000; such amount computed as the average bid and asked prices of stock as of March 24, 1999.




                                     PART I


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements.

ITEM 1.        BUSINESS OVERVIEW

JB Oxford Holdings, Inc. (together with its consolidated subsidiaries, the "Company" or "JBOH"), through its wholly-owned subsidiaries, is engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. The Company is fully integrated, providing retail brokerage services, clearing services and market making services to its customers.

The Company was incorporated in Delaware on March 31, 1987, and made an initial public offering in September 1987. The Company changed its state of incorporation to Utah in 1990.

The Company's business is conducted out of offices located in Los Angeles, New York and Miami. During 1998, the Company also had offices in Boston; Dallas; and Basel, Switzerland. These offices have been consolidated into the Company's remaining offices as part of new management's focus on cost containment. See "New Management" below.

The Company's primary subsidiary is JB Oxford & Company ("JBOC"), a registered broker-dealer offering the following services: (i) providing discount and electronic brokerage services to the investing public; (ii) providing clearing and execution services to independent broker-dealers ("correspondents") on a fully-disclosed basis; and (iii) acting as a market maker in stocks traded on NASDAQ National Market System and other national exchanges.

For 1998, the Company's consolidated revenues were $67,268,325, which consisted primarily of commission and interest income from the Company's discount and electronic brokerage division.

New Management

In May 1998, the Company entered into a transaction with Third Capital Partners, LLC and other investors which resulted in a change of control of the Company. The Company's new Board of Directors appointed new management to the Company in June 1998. New management's focus has been on containing costs and implementing a growth plan to capitalize on the significant expansion expected within the discount and electronic brokerage industry.

As part of new management's cost containment measures, the Company closed its offices in Boston (effective February 26, 1999), Basel, Switzerland (effective December 31, 1998) and Dallas (effective September 30, 1998). Customers previously served by these offices are now served by the Company's remaining offices in Los Angeles, New York and Miami. New management also consolidated the operations of the Company's other broker-dealer subsidiary, Stocks4Less, Inc., into the on-line division of JBOC in December 1998. This allows management to concentrate the Company's advertising budget and Internet development efforts as well as reduce administrative expenses associated with operating Stocks4Less, Inc.

New management's cost containment strategy, combined with an overall increase in market volumes, had a positive effect on the Company's financial results as the Company returned to profitability in the fourth quarter of 1998. See Item 7 "Management's Discussion and Analysis Of Financial Condition and Results Of Operations" below.

In 1999, management intends to concentrate its efforts on growing the Company's discount and electronic brokerage business through a variety of means including: strategic alliances, acquisitions of other broker-dealers, web site enhancement and aggressive marketing initiatives.

Discount and Electronic Brokerage Services

In 1994, the Company began its strategy of providing retail investors a full line of brokerage services at discount prices. This strategy proved successful as few brokerage firms provided brokerage services at discount prices at that time. The Company was able to capitalize on this early position by providing customer service and attention comparable to that being offered by larger full-service brokerage firms charging higher fees. Today, JBOC offers a menu of services and products to customers, which includes the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. JBOC customers are offered the choice of being assigned a personal account representative or calling directly to the Company's trading desk for order placement and account information. The marketing strategy implemented in recent years emphasizes this higher level of service compared to other discount brokerages and has successfully generated growth for the Company.

In 1995, in order to continue its commitment to providing a full line of brokerage services to its customers, the Company began providing electronic brokerage services. These services initially included computer trading through a dial-up networking connection and automated telephonic trading services. Since that time, the Company has made many improvements to these services, including the launch of Internet trading in 1996. The Company continues to upgrade and improve its electronic brokerage technologies in order to provide its customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to its trading capabilities, the Company's Internet site (www.jboxford.com) currently provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information.

In recent years, the general public has become more comfortable dealing with financial matters through electronic means. Several brokerage firms that compete directly with the Company have positioned themselves to take advantage of this opportunity. The growth of firms providing the electronic delivery of financial services, particularly those on the Internet, have been strong in recent years. The Company intends to capitalize on this trend through its marketing efforts and by continually improving its electronic brokerage technologies, while continuing to provide the level of service customers have come to expect from JBOC.

The Company also caters to customers within niche markets by providing services that address the particular needs of these customer bases. Examples of these markets include the Company's efforts to develop divisions that cater specifically to Asian, Latin American and European customers. The Company serves the needs of the Asian American community through its two locations in the Los Angeles area, and has recently launched efforts to focus on serving the Latin American community through its office in Miami. The Company launched its European division in 1995 by opening an office in Basel, Switzerland. Although this office was closed effective December 31, 1998, the Company continues to provide discount brokerage services throughout Europe from its New York office and its Internet trading site. These niche-marketing efforts initially began as an outgrowth of the Company's commitment to meeting the needs of its domestic U.S. customers, such as providing account representatives who are fluent in a customer's preferred language. With the growth in the electronic delivery of financial services, it is becoming economically feasible to provide such services to both domestic and international customers using Internet technology. The Company intends to continue this niche marketing strategy; however, these markets are not expected to constitute a material portion of the Company's business in 1999.

Management believes that the Company can continue to grow its discount and electronic brokerage division in 1999 due to its ability to provide high quality, flexible, and customer-sensitive responses and services. The Company continually upgrades computer systems and services within each of its divisions to utilize and take advantage of the most recent technological developments.

Clearing and Execution Services

JBOC is self-clearing and as of March 15, 1999, JBOC provided clearing and execution services for 37 correspondents. This division was historically profitable for JBOC but has experienced substantial profit erosion in recent years as a result of increased competition. However, the clearing business offers a high return on capital, and management believes by careful selection and monitoring of its correspondents, this business segment will remain profitable.

The clearing relationship involves the sharing of broker-dealer responsibilities between the introducing broker and the clearing broker. JBOC's correspondents (i.e., introducing brokers) are responsible for all customer contact, including opening customer accounts, determining customer suitability, placing customer orders, and responding to customer inquiries. JBOC, acting as the clearing broker, generally provides clearing and execution services including the receipt, confirmation, settlement, delivery and record-keeping functions involved in a securities transactions as well as providing back office functions such as: maintaining customer accounts; extending credit (in a margin account) to the customer; settling security transactions with the Depository Trust Company ("DTC") and the National Securities Clearing Corporation ("NSCC"); preparing customer trade confirmations and statements; performing certain cashiering and safe keeping functions; transmitting tax information to the customer and tax authorities; forwarding proxies and other shareholder information to customers; and similar activities.

In providing clearing and execution services to correspondents, JBOC assumes certain responsibilities for the possession or control of customer securities and assets. As a result, JBOC's statements of financial condition reflect amounts receivable from customers on margin loans as well as amounts payable to customers and correspondents related to free credit balances held by JBOC for the benefit of its customers and correspondents.

There are inherent risks in operating as a clearing agent. See "Forward-Looking Statements and Risk Factors _ Clearing Operations" below. Since JBOC makes loans to customers collateralized by customer securities, JBOC incurs the risk of a market decline that could reduce the value of the customer's underlying collateral securities below the customer's loan amount. For this reason, credit exposure must be monitored and actions must be taken on a timely basis to mitigate and minimize JBOC's exposure to these risks. JBOC mitigates its credit exposure by monitoring the adequacy of collateral from both individual customers and correspondents. Additionally, JBOC is subject to the margin rules established by the Board of Governors of the Federal Reserve System and the National Association of Securities Dealers, Inc. ("NASD").

Acting as a clearing agent in the securities business requires both working capital and capital for regulatory requirements. See "Net Capital Requirements" below, for a more extensive discussion of capital requirements.

Market Making Activities

In order to facilitate the execution of security transactions for its own customers and the customers of its correspondents, JBOC acts as a market maker for approximately 500 public corporations whose stocks are traded on the NASDAQ National Market System, New York Stock Exchange ("NYSE") or other national exchanges.

Generally, the Company does not maintain inventories of securities for sale to its customers. However, the Company does engage in certain principal transactions where, in response to a customer order, the Company will go at risk to the marketplace to attempt to capture the spread between the bid and offer. Most of the Company's larger competitors are engaged in similar market making activities through subsidiaries or receive order flow payments from companies engaged in such market making activities. The Company believes it can maintain better control and be assured of proper executions of customer trades by providing these market making services directly to its customers.

The Company's market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the NASD rules regarding best execution.

Interest Income

The Company derives a portion of its income from interest generated on the margin accounts of its customers and, to a lesser extent, those of its correspondents. A margin account allows the customer to deposit less than the full cost of the security purchased while the Company lends the balance of the purchase price to the customer, secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions ranging from 0.25% below to 2.75% above the broker call rate, which is the rate at which brokers can generally obtain financing using margined and firm owned securities as collateral. As of December 31, 1998, the total of all debit balances held in active margin accounts was approximately $263,000,000. The Company finances its margin lending business primarily through customer free credit balances and existing credit lines with commercial lenders.

Pursuant to written agreements with customers, broker-dealers are permitted by the Securities and Exchange Commission's ("SEC") regulations to lend customer securities held as collateral in margin accounts. Customer free credit balances were approximately $297,000,000 at December 31, 1998. These credit balances are available to finance customer margin balances subject to the requirements of SEC Rule 15c3-3, Customer Protection _ Reserves and Custody of Securities.

In addition to the above financing, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $30,000,000.

Securities Industry Practices

JBOC is registered with the SEC and the NASD and is a member of the following organizations: Chicago Stock Exchange, Pacific Stock Exchange, Cincinnati Stock Exchange, DTC, NSCC and Options Clearing Corporation ("OCC"). JBOC is registered as a securities broker-dealer in all 50 states and the District of Columbia. JBOC is also a member of the Securities Investors Protection Corporation ("SIPC"), which provides JBOC's customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. JBOC has also acquired an additional $10,000,000 in insurance coverage through National Union Fire Insurance Company of Pittsburgh, a subsidiary of AIG, as added protection for individual customers' securities, covering all clients of JBOC's fully-disclosed correspondents and discount customers.

JBOC is subject to extensive regulation by federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern the industry and conduct periodic reviews of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker-dealers. See "Forward-Looking Statements and Risk Factors _ Government Regulation" below.

Net Capital Requirements

JBOC is subject to SEC Rule 15c3-1, Net Capital Requirements For Brokers or Dealers (the "Rule"), which establishes minimum net capital requirements for broker-dealers. The Rule is designed to measure financial integrity and liquidity in order to assure the broker-dealer's financial stability within the securities market. The net capital required under the Rule depends in part upon the activities engaged in by the broker-dealer.

In computing net capital under the Rule, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a firm's position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with the Rule could require intensive use of capital and could limit JBOC's ability to pay dividends to the Company, which in turn could limit the Company's ability to pay dividends to its shareholders. Failure to comply with the Rule could require the Company to infuse additional capital into JBOC, could limit the ability of the Company to pay its debts and/or interest obligations, and may subject JBOC to certain restrictions which may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that the Company could not or elected not to infuse the additional capital or otherwise bring the JBOC into compliance, JBOC would ultimately be forced to cease operations. See "Forward-Looking Statements and Risk Factors _ Net Capital Requirements" below.

At December 31, 1998, and 1997 JBOC elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 1998, JBOC had net capital of $17,754,370, which was $12,352,063 in excess of the minimum amount required. At December 31, 1997, JBOC had net capital of $14,380,292, which was $8,728,676 in excess of the minimum amount required.

Employees

As of March 15, 1999, the Company and its subsidiaries had approximately 255 employees. The Company considers its employee relationships to be satisfactory.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

You should carefully consider the risks described below before making an investment decision in the Company. The risks and uncertainties described below are not the only ones facing the Company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. This document also contains forward-looking statements that involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

In accordance with "plain English" guidelines provided by the SEC, the Forward-Looking Statements and Risk Factors have been written in the first person.

Managing a Changing Business

Our business and operations have changed substantially since we began offering brokerage services, and we expect the pace of change in the brokerage business to continue. This rapid change places significant demands on our administrative, operational, financial and other resources.

We rely on a number of third parties to assist in the processing of our transactions, including online and Internet service providers, back office processing organizations, service providers and market makers. Any problems caused by these third parties could have a material adverse effect on our business, financial condition and operating results.

Early Stage of Market Development

The market for discount and electronic brokerage services, particularly over the Internet, is at an early stage of development and is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty.

Much of our growth will depend on consumers adopting the Internet as a method of doing business. The Internet could lose its viability due to slow development or adoption of standards and protocols to handle increased activity, or due to increased governmental regulation. Moreover, several key issues including security, reliability, cost, ease of use, accessibility and quality of service continue to be concerns and may negatively affect the growth of Internet use or commerce on the Internet.

The Securities Industry; Concentration of Services

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have fluctuated considerably and a downturn in these markets could adversely affect our operating results. In October 1987 and October 1998, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced transaction revenues. When trading volume is low, our profitability may be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See "Forward-Looking Statements and Risk Factors -- Substantial Competition" below.

Our brokerage business, by its nature, is subject to various other risks, including customer default and employee misconduct and error. We sometimes allow customers to purchase securities on margin, therefore we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining and the value of the collateral we hold could fall below the amount of a customer's indebtedness. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. Any such losses could have a material adverse effect on our business, financial condition and operating results.

Clearing Operations

Our clearing operations expose us to risks that exceed the simple risk of loss of business due to loss of retail customers or correspondent. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business. If the correspondent fails, possible losses include its obligations to customers and other third parties, and any losses in the correspondent's own trading accounts. We have established procedures to review correspondent's own customer and firm accounts and activities in an effort to prevent such losses if a correspondent fails. Any such losses could have a material adverse effect on our business, financial condition and operating results. See "Clearing and Execution Services" above.

Delays In Introduction of New Services and Products

Our future success depends in part on our ability to develop and enhance our services and products. There are significant risks in the development of new services and products or enhanced versions of existing services and products, particularly in our electronic brokerage business. We may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected.

Substantial Competition

The market for discount and electronic brokerage services is rapidly evolving and intensely competitive. We face direct competition from firms offering discount and electronic brokerage services such as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., Waterhouse Securities, Inc., Ameritrade, Inc. (a subsidiary of Ameritrade Holding Corporation), and E*TRADE Group, Inc. We also encounter competition from established full commission brokerage firms such as PaineWebber Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Solomon Smith Barney, Inc., among others. In addition, we compete with financial institutions, mutual fund sponsors and other organizations. Further, the Company has seen a substantial increase in the number of companies providing discount and electronic brokerage services in recent years, and this trend is expected to continue.

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from us. Our competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do. There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition and operating results.

Customer Concentration

While no single correspondent broker-dealer or customer represents more than 10% of the Company's consolidated revenues, the Company has several significant customers whose loss, in the aggregate, could be material to the Company. The Company believes that the likelihood of losing a significant number of such customers is remote.

Acquisitions

We may acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. No assurance can be given as to our ability to integrate successfully any operations, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on our business, financial condition and operating results.

Strategic Relationships

We have established a number of strategic relationships with online and Internet service providers and software and information service providers. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, we may not develop any new such relationships in the future.

Government Regulation

The securities industry in the United States is subject to extensive regulation under both federal and state laws. See "Securities Industries Practices" above. Broker-dealers are subject to regulations covering all aspects of the securities business. Because we are a self-clearing broker-dealer and provide clearing and execution services for our correspondents, we have to comply with many complex laws and rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions.

The SEC, the NASD or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a compliance system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results. As previously reported, the Company is currently the subject of a federal investigation relating to prior management that could have such a material adverse effect. See Item 3 "Legal Proceedings" below.

Our mode of operation and profitability may be directly affected by additional legislation, changes in rules promulgated by the SEC, the NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules.

We have initiated an aggressive marketing campaign designed to bring brand name recognition to JBOC. All marketing activities by JBOC are regulated by the NASD, and JBOC compliance officers review all marketing materials prior to release. The NASD can impose certain penalties for violations of its advertising regulations, including censures or fines, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees.

There can be no assurance that other federal, state or foreign agencies will not attempt to regulate our business. If such regulations are enacted, our business or operations would be rendered more costly or burdensome, less efficient or even impossible or otherwise have a material adverse effect on our business, financial condition and operating results.

Net Capital Requirements

The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. See "Net Capital Requirements" above.

Systems Failure

We receive and process trade orders through internal trading software, the Internet, and touch-tone telephone. Thus, we depend heavily on the integrity of the electronic systems supporting this type of trading. Heavy stress placed on our systems during peak trading times could cause our systems to operate too slowly or fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, we may be able to take orders by telephone, however, only associates with securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a systems failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results.

Encryption Technology

A significant barrier to online commerce is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology to provide secure transmission of confidential information. There can be no assurance that advances in computer and cryptography capabilities or other developments will not result in a compromise of the algorithms we use to protect customer transaction data. If a compromise of our security were to occur, it could have a material adverse effect on our business, financial condition and operating results.

The Year 2000 Problem

Because many computer systems were not designed to handle dates beyond the year 1999, computer hardware and software may need to be modified prior to the year 2000 in order to remain functional. We do not expect our financial results to be materially affected by the need to address year 2000 issues, but if the costs associated with addressing these issues are greater than planned, our earnings and results of operations could be affected. We must rely on outside vendors to address year 2000 issues for their hardware and software. Contingency plans are being developed in the event that our key vendors or internal systems will not be year 2000 capable, but any such noncompliance may have a negative effect on our financial results. Our business depends heavily on the integrity of electronic systems outside of our control, such as third-party hardware and software. Due to our dependence on computer technology to conduct our business, the nature and impact of year 2000 processing failures on our business, financial condition and operating results could be materially adverse. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations _ Year 2000 Compliance" below.

Stock Price Volatility

The trading price of our common stock has been and may continue to be subject to wide fluctuations. For example, during the twelve months ended March 31, 1999, our common stock closed as low as $0.38 and as high as $25.75. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may consider comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet related companies in particular, have experienced extreme volatility that has often been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.


ITEM 2.        PROPERTIES

The principal offices of the Company and JBOC are located at 9665 Wilshire Boulevard, 3rd Floor, Beverly Hills, California 90212. As of April 8, 1999, the Company and its subsidiaries lease or conduct their operations from and have their administrative offices at the following locations:

          Location             Area (Sq.    Principal Use        Lease
                                 Feet)

9665 Wilshire Blvd., 3rd, 8th    19,263     JBOH and JBOC  Leased to Oct. 2002
Floors, Beverly Hills, CA 90212

9665 Wilshire Blvd., 2nd Floor    3,459     JBOC           Leased to Oct. 2002
Floor Beverly Hills, CA 90212

One Exchange Plaza, 19th Floor    7,023     JBOC           Leased to Jun. 2006
New York, NY  10006

801 Brickell Ave. Suite 2450      6,993     JBOC           Leased to Feb. 2003
Miami, FL  33131

140 West Valley Blvd., Suite      2,017     JBOC           Leased to May 2002
220/1 San Gabriel, CA  91776


The Company's office, and the offices and facilities of its subsidiaries, are considered by management to be generally suitable and adequate for their intended purposes.


ITEM 3.        LEGAL PROCEEDINGS

The Company and its subsidiaries are a party to a number of pending legal or administrative proceedings, including suits involving various customers that allege damages arising as a result of brokerage transactions by the Company. In addition to these matters, the Company is named in the following two matters. All of the legal and administrative proceedings have arisen in the ordinary conduct of its business.

Federal Investigation

The Company is under investigation by the Securities and Exchange Commission (the "SEC") and the Los Angeles office of the United States Attorney's Office (the "USAO"). Both investigations appear to arise out of the activities of a former consultant to the Company and the activities of a company affiliated with the former Chairman of the Board of Directors of the Company, and have been reported in the Company's prior filings. The Company has continued to cooperate with the authorities with respect to these investigations. To date, no charges have been brought against the Company as a result of the SEC's investigation or the USAO's investigation. Presently, it is not possible to predict the ultimate outcome nor financial impact, if any, of the investigations on the Company; however, at this time, the Company cannot rule out the possibility that the outcome of the matter may have a material adverse impact upon the Company.

William R. Stratton vs. JB Oxford Holdings, Inc.  (Case No. 970908225CN)

This action was commenced in November 1997 in the Third Judicial District Court of the State of Utah. The claim is brought by a former officer and director of the Company and alleges damages under an employment agreement of not less than $1,200,000. The Company believes that it has paid all compensation due under said agreement, and the Company does not believe that the matter will have a material adverse impact upon the Company. Management intends to vigorously contest this matter.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 1998.



                                    PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED SHAREHOLDER
               MATTERS

The Company's common stock is traded in the over-the-counter market with prices quoted on the NASD's Automated Quotation System SmallCap market ("NASDAQ") under the trading symbol "JBOH." Quotations given are from NASDAQ and represent prices between dealers exclusive of a retail mark-up, mark-down, or commission. They do not necessarily represent actual transactions.

                         STOCK PRICE AND DIVIDEND DATA



                              Month Ended
                          1-31-99   2-28-99   3-31-99

Price range of common
stock
 High                        $3.28    $25.75    $10.31
 Low                          1.41      2.72      6.56
 Close at end of period       2.59     10.06      7.25


                                       Quarter Ended
                          3-31-98   6-30-98   9-30-98   12-31-98

Price range of common
stock
 High                        $0.84      1.75      1.31      4.50
 Low                          0.59       .69       .38       .44
 Close at end of period       0.72       .81       .69      1.81


                                       Quarter Ended
                          3-31-97   6-30-97   9-30-97   12-31-97

Price range of common
stock
 High                        $2.28     $2.56     $2.00     $1.63
 Low                          1.25      1.50      0.81      0.81
 Close at end of period       1.75      1.94      1.63      0.84

The number of record holders of the Company's common stock as of March 24, 1999 was 262. The Company believes the number of beneficial holders of the Company's common stock as of the same date to be approximately 23,900.


Dividends

JBOH has not declared or paid cash dividends on its common stock. It is Management's position that, given the Company's past expansion and overall business growth, it has been prudent to retain and increase its capital base. The Company does not currently anticipate paying cash dividends. Future payments of dividends will depend upon, among other factors, regulatory restrictions, the Company's consolidated earnings, overall financial condition, and cash and capital requirements. In June 1998, the Company issued $2,000,000 in convertible notes to Third Capital Partners, LLC. See Item 7 "Management Discussion and Analysis of Financial Condition _ Liquidity and Capital Resources" below. The issuance of these notes was exempt from registration under section 4(2) of the Securities Act of 1933.

ITEM 6.        SELECTED FINANCIAL DATA

The information set forth below should be read and reviewed in conjunction with the Management's discussion and analysis, consolidated financial statements, and related notes, included under Items 7 and 8 of this report.


                            JB OXFORD HOLDINGS, INC.
                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                 (Amounts in thousands, except per share data)

                               1998       1997       1996       1995      1994
Income Statement Data
Revenues                       $67,268    $69,962    $57,599    $39,605  $16,511
Net Income (Loss)              (1,839)      1,523      4,040      5,225  (7,588)

Basic Earnings (Loss) Per       (0.13)       0.12       0.44       0.62   (1.33)
Share
Diluted Earnings (Loss) Per     (0.13)       0.09       0.23       0.40   (1.33)
Share
Dividends                           --         --         --         --       --
Balance Sheet Data
Total Assets                  $405,990   $341,586   $330,336   $175,764  $87,533
Long-term and Subordinated       1,250      1,500      2,000      6,623      451
Debt
Liabilities (Excluding Long-   390,374    326,463    315,978    160,697   87,681
Term)
Total Shareholders' Equity      15,617     15,123     12,358      8,444    (599)
(Deficit)
Book Value Per Share*             1.12       1.07       1.18       0.74   (0.09)
* Computed using shareholders' equity less preferred stock with the result divided by total outstanding common stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this section are forward-looking statements involving known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by these forward-looking statements. Any potential investor in the Company should carefully consider the matters discussed in Item 1 "Business Overview _ Forward-Looking Statements and Risk Factors" above.

Business Overview

The Company, through its wholly-owned subsidiaries, is engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide.
The Company's primary subsidiary is JBOC, a registered broker-dealer offering the following services: (i) providing discount and electronic brokerage services to the investing public; (ii) providing clearing and execution services to correspondents on a fully-disclosed basis; and (iii) acting as a market maker in NASDAQ, NYSE and listed securities.

The financial services industry is a dynamic and ever-changing industry. Management believes that improvements in technology and the widespread use of technology, including the Internet, will dramatically change the way financial services are provided in the future. The ability to obtain quotes, make trades, and obtain account information instantly through the Internet has come to be expected by many investors. Management believes that additional technologies, products and services will become common place in the not too distant future. Management's strategy is to position the Company to take advantage of the opportunities presented by the changes expected in the financial services industry.

New Management

In May 1998, the Company entered into a transaction with Third Capital Partners, LLC and other investors, which resulted in a change of control of the Company. The Company's new Board of Directors appointed new management to the Company in June 1998. New management's focus has been on containing costs and implementing a growth plan to capitalize on the significant expansion expected within the discount and electronic brokerage industry. See Item 1 "Business Overview --New Management" above.

New management's cost containment strategy, combined with an overall increase in market volumes, had a positive effect on the Company's financial results as the Company returned to profitability in the fourth quarter of 1998.

In 1999, management intends to concentrate its efforts on growing the Company's discount and electronic brokerage business through a variety of means including: strategic alliances, acquisitions of other broker-dealers, web site enhancement, aggressive marketing initiatives, and other means.

Discount and Electronic Brokerage Services

JBOC provides a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. The Company continues to upgrade and improve its brokerage technologies in order to provide its customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to its trading capabilities, the Company's Internet site (www.jboxford.com) currently provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information.

Management believes that the Company can continue to grow its discount and electronic brokerage division in 1999 due to its ability to provide high quality, flexible, and customer-sensitive responses and services. The Company continually upgrades computer systems and services within each of its divisions to utilize and take advantage of the most recent technological developments.

Clearing and Execution Services

JBOC is self-clearing and provides clearing and execution services to independent broker-dealers. This division was historically profitable for JBOC but has experienced substantial profit erosion in recent years as a result of increased competition that has affected operating margins. However, the clearing business offers a high return on capital, and management believes by careful selection and monitoring of the Company's correspondents, this business segment will remain profitable. See
Item 1  "Business Overview _ Clearing and Execution Services" above.

Market Making Activities

In order to facilitate the execution of security transactions for its own customers and the customers of its correspondents, JBOC acts as a market maker for approximately 500 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company's market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the NASD rules regarding best execution. See Item 1 "Business Overview _ Market Making Activities" above.

Results of Operations

Years Ended December 31, 1998, 1997 and 1996

Revenues

The Company's total revenues were $67,268,325 in 1998, a decrease of 4% from $69,961,623 in 1997, which was up 21% from $57,599,380 in 1996. The primary reason for the decrease from 1997 to 1998 was a decrease in clearing and execution revenue of 34% to $11,565,427 in 1998 from $17,442,407 in 1997, which is a 10% decrease from $19,452,650 in 1996. The operating margins within the clearing and execution industry segments have declined during recent years, leading management to focus on growing its discount and on-line brokerage divisions. The strategy has been successful in limiting the impact of the decrease in clearing and execution revenues, as the growth within the Company's discount and on-line brokerage divisions has had a positive impact on the Company's trading profits, and commission and interest revenues.

Commission revenues increased 3% to $26,600,214 in 1998 from $25,939,576 in 1997, which was up 38% from $18,814,468 in 1996. Commission revenue was the largest source of revenue to the Company during 1998 and 1997, consisting of 40% and 37%, respectively, of total revenues during these years. During 1996, the largest source of revenue was clearing and execution revenues, 34%, while commission revenue totaled 33% of all revenues. For 1999, the Company anticipates increased commission revenue as the Company experiences growth in its discount and on-line brokerage divisions and as these revenues track the overall growth in trading volume experienced during recent years.

Interest revenues decreased 1% to $23,260,659 in 1998 compared with $23,601,341 in 1997, which was up 63% from $14,519,507 in 1996. Changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. The increase in 1997 compared to 1996 relates directly to an increase in customer account balances, as customer receivables increased by $69,833,907 or 33% to $279,560,970 in 1997. In the fourth quarter of 1998, management was able to improve the spread between the interest charged on debit balances in customer brokerage accounts and the interest paid on credit balances in customer accounts and therefore anticipates that the net interest income (interest revenues less interest expenses) will increase in 1999.

Revenues from trading profits increased 155% to $5,747,187 in 1998 from $2,250,940 in 1997, which was up 144% from $922,795 in 1996. These increases resulted from an increase in trading volume from the Company's discount and on-line brokerage operations, from the discontinuance of proprietary trading positions and investment banking activities which had negatively affected trading profits, and from an increase in the Company's market-making activities in listed securities initiated in the fourth quarter of 1997. Management anticipates additional growth in trading profits for 1999.

Other revenues declined 87 % to $94,838 in 1998 from $727,359 in 1997, which was down 81% from $3,889,960 in 1996. The decrease in 1998 is attributable to a one-time gain of $500,000 recognized in 1997 as compensation from a correspondent prematurely terminating its clearing contract with the Company. The decrease from 1996 is primarily attributable to changes in the marketplace that significantly decreased order-flow payments received by the Company from other market makers. Management anticipates that other revenues will continue to account for a negligible percentage of revenues in the future.

Expenses

Expenses totaled $66,055,680 in 1998, a decrease of 2% from $67,339,066 in 1997, which was an increase of 31% from $51,391,497 in 1996. Many of the Company's expenses, including commission expense, clearing and floor brokerage expense, interest expense and data processing charges, are directly related to commission revenues, trading revenues, and interest revenues. The increase in expenses since 1996 is primarily a result of the growth in the Company's discount and on-line brokerage divisions, including an increase of $5,732,528 or 68% in interest expenses from 1996 to 1997, and no significant change in interest expenses from 1997 to 1998. Settlement expense increased by 157% in 1997 from 1996 as discussed below.

The slight decrease in total expenses in 1998 reflects the effect of new management's concerted effort to contain costs and improve efficiency. These efforts began to produce positive results in the fourth quarter of 1998, as total expenses were 85% of total revenues during that quarterly period. Total expenses were 98%, 96%, and 89% of total revenues during the years ended 1998, 1997 and 1996, respectively. For 1999, management anticipates that total expenses will increase as the Company continues to grow its discount and on-line divisions; however, total expenses (excluding advertising expenditures) as a percentage of total revenues should decrease from 1998 results, improving pre-advertising operating margins. The Company intends to increase its advertising budget substantially in 1999, which will increase total expenses accordingly.

Expenses for professional services decreased 27% to $3,346,260 in 1998 from $4,585,781 in 1997, which was an increase of 11% from $4,141,721 in 1996. The decrease from 1997 to 1998 was due to a 24% decline in fees paid to outside consultants and a 39% decline in legal expenses arising from cost saving measures enacted by the Company. $407,216 of the increase in 1997 from 1996 was associated with legal fees in the resolution of litigation matters described below.

Bad debt expense increased 51% to $2,019,454 in 1998 from $1,335,412 in 1997, which was an increase of 52% from $875,743 in 1996. Settlement expense declined 78% to $630,539 in 1998 from $2,897,313 in 1997, which was an increase of 157%
from $1,127,607 in 1996. The increase in 1997, and the decrease in 1998, was primarily the result of the settlement of a litigation matter during 1997 in which the Company paid $1,500,000 to settle this, as well as resolutions of other matters, related to an inactive subsidiary of the Company, Reynolds Kendrick Stratton, Inc.
Non-cash interest expense was $2,530,000 in 1998, reflecting the charge taken with respect to the change of control transaction that occurred in the second quarter of 1998.

The Company's effective tax rate varied from its statutory federal rate due to changes in state taxes net of federal benefit and other temporary differences. See Note 11 of the Notes to Consolidated Financial Statements, below.

Liquidity and Capital Resources

The Company completed an initial public offering of its common stock in 1987 and has made several private placements of its securities since that time, including a $2,000,000 private placement of convertible notes completed in June 1998.

In May 1998, the holders of the Company's 9% Senior Secured Convertible Notes agreed to extend the maturity date until December 31, 1999, and the Company agreed to modify certain conversion features associated with this debt. The most significant modification was a decrease in the price at which this debt can be converted into common stock from $1.00 to $0.70 per share.

In June 1998, the Company issued $2,000,000 in convertible secured notes to Third Capital Partners, LLC. These notes have substantially the same terms as the 9% Senior Secured Convertible Notes. Interest accrues at 9% per annum and is paid monthly. The debt is convertible into the Company's common stock at $0.70 per share. Christopher L. Jarratt, the Company's Chairman and Chief Executive Officer, is the Chief Manager and Chief Executive Officer of Third Capital Partners, LLC. Mark D. Grossi, a director of the Company, is a member of Third Capital Partners, LLC.

As a result of these transactions, the Company reported a non-cash interest charge of $2,530,000 in the second quarter of 1998 because the market price for the Company's publicly-traded common stock exceeded the $0.70 per share conversion price at the time of these transactions.

During the fourth quarter of 1998, the Company used cash in the approximate amount of $750,000 to repurchase various securities of the Company, including common stock, convertible notes, demand debt, options and other securities. Included in these repurchases was the purchase in December 1998 of $500,000 in face value of 9% Senior Secured Convertible Notes from 3421643 Canada Inc. for $500,000; as well as the repurchase of 234,500 shares of common stock for an aggregate purchase price of $197,780.

In addition to the sources of capital described above, the Company has financed its growth through the use of funds generated from the business operations of its subsidiaries, mainly JBOC. JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $30,000,000. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates.

The majority of the Company's corporate assets at December 31, 1998, 1997 and 1996, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Item 1 "Business Overview -- Net Capital Requirements" above. At December 31, 1998, JBOC had regulatory net capital of $17,754,370, which exceeded the minimum requirement by $12,352,063.

The Company currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, the Company may need to raise additional funds. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company's existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company's common stock. The Company cannot give any assurance that additional funds will not be needed to respond to industry changes, competitive pressures and unforeseen events. If such funds are needed, there can be no assurance that additional financings will be available.

Liquidity at December 31, 1998, 1997 and 1996

The Company's cash position decreased during 1998 by $101,490 to $2,496,572 at year-end. This compares with a net increase in cash and cash equivalents of $1,628,191 in 1997 and a net decrease of $14,979,706 in 1996. The fluctuation in the Company's cash position is reflective of the substantial differences in the net cash provided by (used in) operating activities during the periods stated.

Cash Flows From Operating Activities

Net cash provided by (used in) operating activities was $(136,340), $5,848,138 and $(18,492,426) for 1998, 1997 and 1996, respectively. The Company's net cash provided by (used in) operating activities is materially impacted by changes in the brokerage-related assets and liabilities of JBOC.

During 1998, the most significant use of cash was the increase in cash segregated under federal regulations to $110,151,075 in 1998 from $34,903,262 in 1997. This use of cash was caused by the increase in payables to customers for the same period. As a result of a decrease in securities loaned at December 31, 1998, payables to broker dealers and clearing organizations decreased to $58,064,209 in 1998 from $90,222,450 in 1997, or $32,158,241. The most significant source of cash in operations was the change in customer payables of $90,925,459. This source of cash was offset by the uses of cash indicated above.

During 1997, the most significant source of cash was the decrease in cash segregated under federal regulations in the amount of $60,773,200. As a result of an increase in securities loaned at December 31, 1997, payables to broker dealers and clearing organizations increased by $54,655,744. The most significant use of cash in operations was the change in payables to/receivables from customers of $112,156,260. This use of cash was offset by the sources of cash indicated above. The Company also generated cash from net income in the amount of $1,522,685.

Cash Flows Used In Investing Activities

The net cash flow used in investing activities during 1998, 1997 and 1996 was $875,473, $1,732,405 and $2,030,942, respectively. These cash uses are a direct result of capital expenditures made by the Company during such periods. The Company's requirement for capital resources is not material to the business as a whole. The Company presently has no plans to open additional offices. The Company has been in the process of upgrading its information and communication systems, along with testing for year 2000 compliance. See "Year 2000 Compliance" above. Future expenditures for upgrading of the Company's various information and communication systems are not estimated to be material to the operation of the Company. The Company has no significant commitments for capital expenditures.

Cash Flows From Financing Activities

Financing activities provided $910,323 in cash during 1998, primarily through the issuance of additional debt securities which are convertible into the Company's common stock. See "Liquidity and Capital Resources" above. This compares with a net use of cash in financing activities during 1997 of $2,487,542 and net cash provided from financing activities of $5,543,662 during 1996.

In 1997, the primary use of cash was the liquidation of short term borrowing of $6,097,193. The Company obtained cash in financing activities through additional loans from shareholders of $2,867,500 in 1997. Additionally, the Company issued shares of its common stock during 1997 in the amount of $1,327,630 and increased shareholder loans by $2,867,500.


                              JB OXFORD & COMPANY
                              SHORT TERM BORROWING
                             (Amounts in thousands)



Category of aggregate
short-term                        a        b        c        d         e
    borrowings

Year Ended December 31, 1998
collateralized by:
Customer securities              $  --       --  $ 6,005   $1,366       8.4%

Year Ended December 31, 1997
collateralized by:
Customer securities              $  --       --  $12,262   $4,264       6.9%
Firm securities                     --       --   $1,500   $  308       8.5%

Year Ended December 31, 1996
collateralized by:
Customer securities            $ 4,497     7.7%   $4,497   $  746       7.4%
Firm securities                $ 1,500     8.4%   $1,500   $  208       8.4%


a)Balance at end of period
b)Weighted average interest rate at end of the period
c)Maximum amount outstanding during the period
d)Average amount outstanding during the period
e)Weighted average interest rate during the period


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

Impact of Inflation

Inflation has had a minimal impact on the operations and financial condition of the Company in recent years. The Company will continue to monitor costs and productivity constantly and will adjust prices and operations as necessary to meet inflationary impacts or market changes.

Subsequent Events

In February 1999, Hareton Sales & Marketing, Inc., ("Hareton") the holder of $502,615.35 in face value of 9% Senior Secured Convertible Notes exercised its right to convert such debt into common stock of the Company and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

Also in February 1999, the Company established an affiliate in the form of a trust to purchase stock from certain shareholders. The Company made a loan to the trust in the amount of $586,915, which through a series of transactions was used to acquire 469,540 shares of the Company's common stock at an effective price of $1.25 per share. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Oeri Finance, Inc.; and Oeri Finance, Inc. forgave $728,000 in demand debt owed by the Company.

Both Oeri Finance Inc. and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.

Year 2000 Compliance

The Year 2000 problem arises when computer programs have been written using two digits rather than four to define the applicable year. As a result, date-sensitive hardware and software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and impede normal business activities.

Recently, the SEC amended Rule 17a-5 under the Securities Exchange Act of 1934 to require certain broker-dealers to file with the SEC and their designated examining authorities a report prepared by an independent public accountant regarding the broker-dealer's process for preparing for the year 2000. The report will provide valuable information on the existence and sufficiency of a broker-dealer's process for addressing Year 2000 problems; provide an independent verification of the accuracy of the information contained in the broker-dealer's second Form BD-Y2K; aid the SEC in obtaining a more complete understanding of the industry's overall Year 2000 preparations; and identify firm-specific and industry-wide problems.

The Company has developed a comprehensive plan to deal with the Year 2000 issue. The Company believes the plan, if properly implemented, will result in timely and adequate modifications of its systems and technology and those of its outside vendors to address Year 2000 issues appropriately. The plan has five phases:

o Awareness _ defining the Year 2000 problem, gaining support and resources, developing a plan and establishing a project team.

o Assessment _ assessing the size and complexity of the project and identifying all systems affected by the Year 2000 date change.

o Renovation _ obtaining hardware and software upgrades and outside vendor certifications.

o Validation _ testing systems including connections with other systems and acceptance of such by internal and external users.

o  Implementation _ developing a contingency plan.

Except as indicated hereafter, the Company has substantially completed the five phases of its plan. However, to ensure success, the Company plans to:

o Engage in ongoing discussions with outside vendors to determine if they have been successful in validating their compliance with their Year 2000 plans;

o Use its best efforts to ensure that new systems or subsequent changes in existing systems are verified as Year 2000 compliant;

o Test certain third-party systems which have computerized interfaces with the Company's systems; and

o  Continue to refine its contingency plan.

The Company relies substantially on outside vendors to provide computer hardware and software systems for its operations. Consequently, the Year 2000 plan places heavy emphasis on compliance by outside vendors. The plan prioritizes outside vendors by the degree of dependence on the computer systems they provide. The plan also addresses customer capabilities to become Year 2000 compliant. Finally, the plan requires review of non-information technology systems, such as the alarm systems.

The Company has engaged the services of independent consultants to review the overall Year 2000 project, the cost of which is not material. The independent consultant has been requested to emphasize testing of vendor-reliant, mission-critical systems and to assist in the development of a contingency plan.

To determine the readiness of outside vendors, the Company has solicited written communications from each major outside vendor about its compliance with Year 2000. Most outside vendors have responded that they are Year 2000 compliant. For those outside vendors who provide mission-critical systems and have certified these systems as Year 2000 compliant, the Company has conducted in-house testing of these systems, using various Year 2000-critical dates.

For those outside vendors that have responded they are working toward Year 2000 compliance and that the Company has determined to be significant, the Company will follow-up on a regular basis throughout 1999. These outside vendors have advised the Company that they expect to be Year 2000 compliant prior to December 31, 1999, and there are no Year 2000 compliance issues which appear to be uncorrectable by that date. For such outside vendors that provide mission-critical systems, the Company will be conducting ongoing testing to validate Year 2000 compliance.

The Company has determined that other outside vendors will not have a material impact on its operations, whether or not they are Year 2000 compliant.

The Company has sent a questionnaire to each of its significant customers to determine the extent of risk created by any failure by them to remediate their own Year 2000 issues. Most customers have responded. Each customer is categorized according to its state of readiness based on its response to the questionnaire and the Company's review of the customer. The Company will make a reassessment on each customer's risk on a regular basis. The Company has tested its non-information technology systems, such as microprocessors controlling its environmental and alarm systems and found them to be Year 2000 compliant.

Some of the Company's computer hardware and software applications were modified or replaced in order to maintain their functionality as the Year 2000 approaches. The total direct costs of the Year 2000 effort were less then $250,000 in 1998 and should be less then $250,000 in 1999.

Management believes that it is likely that its year 2000 compliance efforts will be successful. However, it is possible that necessary remediation of vendor-reliant systems may not be completed in a timely manner, or third-party systems with which the Company has computerized interfaces may create Year 2000 issues. It is also possible that the expenses or liabilities to which the Company may become subject as a result of such issues could be material. Any such event or occurrence could have a material adverse effect on the Company's business, prospects, operating results and financial condition. Ultimately, the potential impact of the Year 2000 issue on the Company will depend on a series of complex factors, including the following:

o  The corrective measures undertaken by the Company itself;

o  The measures undertaken by outside vendors to become Year 2000 compliant;

o The accuracy of representations made by outside vendors to the Company concerning their state of readiness;

o The degree of compliance by governmental agencies, businesses (including telephone and other utility companies) and other entities which engage in essential communications or third-party computerized interfaces with the Company and its customers; and

o  The degree of compliance by customers.

At worst, the Company's customers and outside vendors will face severe Year 2000 issues. Large on-line customers or day traders negatively affected by Year 2000 issues could lead to increased risk of the inability to execute securities transactions. The Company may also be required to replace non-compliant outside vendors with more expensive Year 2000 compliant outside vendors.

The Company has taken steps to avail itself of the safe harbor provision of the newly-enacted Year 2000 Information and Readiness Disclosure Act by clearly labeling written communications to customers and vendors as a "Year 2000 Readiness Disclosure," thereby prompting a prompt, candid and thorough exchange of information on Year 2000 readiness and limiting liability for any errors.

The Company has created a contingency plan to take effect should there be circumstances preventing timely implementation. If those outside vendors do not demonstrate compliance by a certain date, the Company will seek alternatives in accordance with its contingency plan. Outside vendors of mission-critical systems are major U.S. companies, and management has assessed the relevant financial and operational capabilities of its hardware and software to provide Year 2000 processing. The time frame to convert to another outside vendor in the Year 2000 is relatively long and therefore the ability to obtain replacement outside vendors will be limited.
In addition, for each mission-critical system, the Company has identified alternate procedures to achieve a successful resumption of business in case its computer systems, or those of its mission-critical outside vendors, fail. The alternative procedures include development of a manual process for implementing the system and identifying alternative outside vendors.

Recent Accounting Pronouncements

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 131"), the adoption of which had no significant impact on the Company's financial statements.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The Company is required to and will implement the provision of this new standard effective with its 2000 fiscal year. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the statement of condition as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the statement of operations. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements but does not believe it will have a material effect on the Company's financial position or results of operations.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk Disclosures

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. See Item 1 "Business Overview _ Forward-Looking Statements and Risk Factors" above. The Company is exposed to market risk related to changes in interest rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

Retail broker-dealers with clearing operations, such as the Company, are exposed to risks that exceed the simple risk of loss of business due to the loss of retail customers and/or correspondents. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business in the event that the correspondent fails. These risks result where the total assets, securities held in inventory, and cash of the failed correspondent are insufficient to cover the unpaid customer debits, together with losses which may be generated in the correspondent's trading account. The Company has established procedures to review a correspondent's inventory and activities in an effort to prevent such losses in the event of a correspondent's failure.

Areas outside the control of the Company which affect the securities market, such as severe downturns or declines in market activity, may cause substantial financial exposure. This is particularly true with regard to the receivables that are carried in customers' margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loans would exceed such value. While the Company is authorized to liquidate the securities and to utilize the correspondent's account balances to cover any shortfall, in a worst case scenario, such collateral may not be sufficient to cover all losses.

Interest Rate Sensitivity and Financial Instruments

For its working capital and reserves that are required to be segregated under federal or other regulations, the Company invests primarily in U.S. Treasury securities under agreements to resell. These agreements have maturity dates ranging from one to seven days, and do not present a material interest rate risk.

Equity Price Risk

JBOC acts as a market maker for approximately 500 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company does not maintain an inventory of equity securities.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:
                                                                          Page

Report of Independent Public Accountants                                     26
Report of Independent Certified Public Accountants                           27
Consolidated Statements of Financial Condition December 31, 1998, and     28-29
 1997
Consolidated Statements of Operations Years Ended December 31, 1998,         30
 1997, and 1996
Consolidated Statements of Changes in Shareholders' Equity                   31
 (Deficit)Years Ended December 31, 1998, 1997, and 1996
Consolidated Statements of Cash Flows Years Ended December 31, 1998,         32
 1997, and 1996
Notes to Consolidated Financial Statements                                33-48
Financial Statement Schedule I - Condensed Financial Statements (Parent   52-56
 Company Only)
Financial Statement Schedule II - Valuation and Qualifying Accounts          57




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To JB Oxford Holdings, Inc.:

We have audited the accompanying consolidated statement of financial condition of JB Oxford Holdings, Inc. (a Utah corporation) and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended. These financial statements, and the schedules referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JB Oxford Holdings, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedules I and II are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                   ARTHUR ANDERSEN LLP

Los Angeles, California
February 26, 1999






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
JB Oxford Holdings, Inc.

We have audited the accompanying consolidated statement of financial condition of JB Oxford Holdings, Inc. and Consolidated Subsidiaries, as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the two years ended December 31, 1997. We have also audited the schedules listed in the accompanying index through December 31,1997. These financial statements and schedules are the responsibility of the Company's management. Our responsi-bility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JB Oxford Holdings, Inc. and Consolidated Subsidiaries at December 31, 1997, and the results of their operations and cash flows for each of the two years ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein through December 31,1997.



BDO SEIDMAN, LLP

Los Angeles, California
March 27, 1998



                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                         December 31,
                                                      1998           1997

ASSETS:
Cash and cash equivalents (including securities
purchased under agreements to resale of $140,516
and $101,246)       (Note 3)                      $   2,496,572  $   2,598,062
Cash and securities purchased under agreements to 110,151,075 34,903,262 resell, segregated under federal and other regulations (Note 4)
Receivable from broker-dealers and clearing
organizations (net of allowance for doubtful
accounts of $2,103,802 for both years) (Note 5)       7,321,066      4,682,908
Receivable from customers (net of allowance for
doubtful accounts of $5,354,864 and $4,957,781)     268,608,125    279,560,970
(Note 6)
Other receivables (net of allowance for doubtful
accounts of $1,979,793 for both years)                1,591,482      2,233,321
Marketable securities owned - at market value         2,927,071      3,737,661
(Note 7)
Furniture, equipment, and leasehold improvements
(at cost - net of accumulated depreciation and
amortization of $5,389,576 and $4,051,672) (Note 8)   2,860,100      3,460,467
Income taxes refundable                                 717,396        717,396
Deferred income taxes (Note 12)                       1,079,840        918,358
Clearing deposits                                     6,833,171      6,728,590
Other assets                                          1,404,455      2,044,588

TOTAL ASSETS                                       $405,990,353   $341,585,583

          See accompanying notes to Consolidated Financial Statements.



                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           December 31,
                                                        1998         1997

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Payable to broker-dealers and clearing organizations
(Note 5)                                            $ 58,064,209 $ 90,222,450
Payable to customers (Note 6)                        311,958,515  221,033,056
Securities sold, not yet purchased - at market value     868,085    1,148,706
(Note 7)
Accounts payable and accrued liabilities               9,010,480    5,064,644
Income taxes payable (Note 12)                           552,648      182,028
Loans from shareholders (Note 13)                      8,538,811    7,288,811
Notes payable (Note 9)                                   130,997       22,894
Subordinated borrowings (Note 10)                      1,250,000    1,500,000

TOTAL LIABILITIES                                    390,373,745  326,462,589

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 16)
SHAREHOLDERS' EQUITY:
Common stock  ($.01 par value, 100,000,000 shares
authorized; 14,141,205 shares issued for both years)     141,412      141,412
Additional paid-in capital                            15,345,316   12,815,316
Retained earnings                                        327,660    2,166,266
Treasury stock, 234,500 shares at cost                  (197,780)          --

TOTAL SHAREHOLDERS' EQUITY                            15,616,608   15,122,994

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $405,990,353 $341,585,583

          See accompanying notes to Consolidated Financial Statements.




                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For The Years Ended December 31,
                                             1998          1997          1996

REVENUES:
Clearing and execution                  $11,565,427   $17,442,407   $19,452,650
Trading profits                           5,747,187     2,250,940       922,795
Commissions                              26,600,214    25,939,576    18,814,468
Interest                                 23,260,659    23,601,341    14,519,507
Other                                        94,838       727,359     3,889,960

Total Revenues                           67,268,325    69,961,623    57,599,380

EXPENSES:
Employee compensation                     9,725,313    10,231,818     9,013,089
Commission expense                        9,259,410     9,169,351     7,588,287
Clearing and floor brokerage              3,621,816     2,954,415     2,144,686
Communications                            5,983,039     6,560,425     5,181,392
Occupancy and equipment                   4,819,812     4,108,926     2,822,846
Interest                                 13,960,009    14,191,646     8,459,118
Data processing charges                   6,168,764     5,214,148     4,143,197
Professional services                     3,346,260     4,585,781     4,141,721
Promotional                               3,929,062     3,709,631     3,912,089
Bad debt expense                          2,019,454     1,335,412       875,743
Settlement expense                          630,539     2,897,313     1,127,607
Other operating expenses                  2,592,202     2,380,200     1,981,722

Total Expenses                           66,055,680    67,339,066    51,391,497

Income From Operations                    1,212,645     2,622,557     6,207,883
Non-cash interest expense on              2,530,000            --            --
 convertible notes

Income (Loss) Before Income Taxes        (1,317,355)    2,622,557     6,207,883
Income tax provision                        521,251     1,099,872     2,168,309

Net Income (Loss)                       $(1,838,606)   $1,522,685    $4,039,574


Basic Net Income (Loss) Per Share             (0.13)         0.12          0.44
Diluted Income (Loss) Per Share               (0.13)         0.09          0.23
Weighted average number of shares of
 common stock and assumed conversions
Basic                                    14,127,800    12,334,517     8,704,235
Diluted                                  14,127,800    18,746,264    18,380,780

     See accompanying notes to Consolidated Financial Statements.




                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                       Preferred Stock           Common Stock
                                                                      Additional      Retained
                                                                        Paid-in       Earnings      Treasury
                    Shares       Amount        Shares      Amount       Capital      (Deficit)       Stock        Total
Balance at
 January 1, 1996     200,000    $2,000,000    8,655,205   $  86,552   $ 9,447,296   $(3,089,911)    $      --    8,443,937
Exercise of
warrants                  --            --      105,000       1,050        94,200             --           --       95,250
Net Income                --            --           --          --            --      4,039,574           --    4,039,574
Cash Dividends -
preferred stock           --            --           --          --            --      (220,603)           --     (220,603)

Balance at
December 31, 1996    200,000     2,000,000    8,760,205      87,602     9,541,496        729,060           --   12,358,158
Issuance of common
stock                     --            --       65,000         650       124,150             --           --      124,800
Exercise of
warrants                  --            --    1,316,000      13,160     1,189,670             --           --    1,202,830
Conversion of
preferred stock    (200,000)   (2,000,000)    4,000,000      40,000     1,960,000             --           --           --
Net Income                --            --           --          --            --      1,522,685           --    1,522,685
Cash Dividends -
preferred stock           --            --           --          --            --        (85,479)          --      (85,479)

Balance at
December 31, 1997         --            --   14,141,205     141,412    12,815,316      2,166,266           --   15,122,994
Non-cash interest
expense                   --            --           --          --     2,530,000             --           --    2,530,000
Net (Loss)                --            --           --          --            --     (1,838,606)          --   (1,838,606)
Treasury stock            --            --           --          --            --             --     (197,780)    (197,780)

Balance at
December 31, 1998         --   $        --   14,141,205    $141,412   $15,345,316   $    327,660    $(197,780) $15,616,608


          See accompanying notes to Consolidated Financial Statements.




                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             For The Years Ended December 31,
                                              1998          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                         $(1,838,606)  $1,522,685   $4,039,574
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
 Depreciation and amortization              1,475,840    1,259,147      882,773
 Disposal of property and equipment                --           --      204,807
 Deferred rent                               (111,693)     (62,700)      70,079
 Provision for bad debts                    2,019,454    1,335,412      875,743
 Provision (benefit) for deferred income     (127,415)    (228,563)     689,375
  taxes
 Non-cash interest expense for              2,530,000           --           --
convertible debentures
Changes in assets and liabilities:
Cash segregated under federal and other   (75,247,813)  60,773,200  (95,632,760)
regulations
Receivable from broker-dealers and
 clearing organizations                    (2,638,158)   2,351,805     (427,160)
Receivable from customers                   8,933,391  (71,169,319) (67,433,222)
Other receivables                             641,839     (829,733)    (534,989)
Marketable securities owned                   810,590    1,342,485     (492,724)
Clearing deposits                            (104,581)  (1,755,344)  (4,540,383)
Other assets                                  640,133   (1,099,722)    (262,891)

Payable to broker-dealers and clearing    (32,158,241)  54,655,744    5,486,596
 organizations
Payable to customers                       90,925,459  (40,986,941) 140,436,810
Securities sold not yet purchased            (280,621)     904,842       19,701
Accounts payable and accrued liabilities    4,057,529  (2,478,854)     (403,302)
Income taxes payable/refundable               336,553     313,594    (1,470,453)

Net cash provided by (used in) operating     (136,340)   5,848,138  (18,492,426)
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                         (875,473)  (1,732,405)  (2,030,942)

Net cash used in investing activities        (875,473)  (1,732,405)  (2,030,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (repayments) of notes payable        108,103           --     (328,110)
Advances (repayments) on short term                --   (6,097,193)   5,997,125
 borrowing
Payment of subordinated loans                (250,000)    (500,000)          --
Loans from shareholders                     1,250,000    2,867,500           --
Issuance of stock                                  --    1,327,630       95,250
Treasury stock                               (197,780)          --           --
Payment of cash dividends - preferred              --      (85,479)    (220,603)
 stock

Net cash provided by (used in) financing      910,323   (2,487,542)   5,543,662
activities

NET INCREASE (DECREASE) IN CASH AND CASH     (101,490)   1,628,191  (14,979,706)
 EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING OF   2,598,062      969,871   15,949,577
 YEAR
CASH AND CASH EQUIVALENTS AT END OF YEAR   $2,496,572   $2,598,062     $969,871


          See accompanying notes to Consolidated Financial Statements.





                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.        BASIS OF PRESENTATION

Reporting Entity

The accompanying consolidated financial statements for 1998, 1997 and 1996 include the accounts of JB Oxford Holdings, Inc., a Utah Corporation, and its
wholly-owned subsidiaries, JB Oxford & Company ("JBOC"), Stocks4Less, Inc.
("S4L"), JB Oxford Insurance Services, Inc. ("JBOI"), Reynolds Kendrick
Stratton, Inc. ("RKSI"); and its 90% owned subsidiary, Prolyx Data Systems, Inc.
("Prolyx") (collectively referred to as "the Company" or "JBOH").   The Company
operates in a single geographic and industry segment, the Securities Industry.
The Company derives its revenues primarily from its correspondent clearing services, discount operation, and market making activities at JBOC.  No individual customer or correspondent accounts for 10% or more of consolidated revenues.  Intercompany balances have been eliminated in the consolidated financial statements.  Additionally, minority shareholders' interests are not separately presented, as the amounts are not significant.


The Company and JBOC have their principal offices in Beverly Hills, California.
JBOC's discount division has branches in Beverly Hills, California; New York,
New York; Miami, Florida; and San Gabriel, California.


NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less when purchased to be cash equivalents. Highly liquid investments are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of interest rate changes.

Securities Purchased Under Agreement to Resell

Transactions involving purchases of securities under agreements to resell are accounted for as collateralized financings except where the Company does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

Allowance for Doubtful Accounts

On an ongoing basis, the Company reviews its allowance for doubtful accounts on receivables from broker-dealer and clearing organizations, customer receivables and other receivables. The Company establishes allowances to cover known and inherent losses. As of December 31, 1998 and 1997, the Company believes the allowance for doubtful accounts on receivables from broker-dealers and clearing organizations, customer receivables and other receivables are adequate.

Securities Transactions

Customers' securities transactions are recorded on a settlement date basis, with related commission income and expenses recorded on a trade date basis.
Marketable securities owned and securities sold, not yet purchased are recorded on a trade date basis.

Securities Lending Activities

Securities borrowed and securities loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Marketable Securities Owned

Marketable securities and securities sold, not yet purchased are reported at prevailing market prices as of December 31, 1998. Realized and unrealized gains and losses on marketable securities owned and securities sold, not yet purchased are included in trading profits, net.

Collateral

The Company continues to report assets it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or repledge the assets or the Company can substitute collateral or otherwise redeem it on short notice. The Company generally does not report assets received as collateral in secured lending and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

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

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are carried at cost.
Depreciation on furniture and equipment is provided for on accelerated and straight-line bases using an estimated useful life of three to five years.
Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease. Expenditures for repairs and maintenance that do not significantly increase the life of the assets are charged to operations as incurred.

Fair Value of Financial Instruments

Substantially all of the Company's financial assets and liabilities are carried at market or estimated fair value or are carried at amounts that approximate current fair value because of their short-term nature. Estimates are made at a specific point in time, based on relevant market information and information about the financial instruments.

Promotional

Advertising costs are expensed as incurred.

Earnings Per Share

Basic earnings per share of common stock are computed by dividing net earnings, after deducting the preferred dividend requirements, by the weighted average number of common shares outstanding.
Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.
Dilutive securities are options that are freely exercisable into common stock at less than market prices, the convertible debentures (after giving retroactive effect to the elimination of interest expense, net of tax) and convertible preferred stock. Dilutive securities are not included in the weighted average number of shares when the inclusion would increase the earnings per share or decrease the loss per share.

Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS
128") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements with fiscal years and interim periods ending after December 15, 1997 with retroactive statement for prior periods. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutions of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures. The Company adopted SFAS 128 on December 15, 1997.


The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                           For The Years Ended December 31,
                                            1998          1997        1996

BASIC EARNINGS PER SHARE


Net income (loss)                        $(1,838,606)  $1,522,685  $4,039,574
Preferred stock dividends                         --      (85,479)   (220,603)

Income available to common shareholders
 (numerator)                             $(1,838,606)  $1,437,206  $3,818,971

Weighted average common shares
 outstanding (denominator)                14,127,800   12,334,517   8,704,235

Basic Earnings Per Share                      $(0.13)       $0.12       $0.44



DILUTED EARNINGS PER SHARE
Net income (loss)                        $(1,838,606)  $1,522,685  $4,039,574
Interest on convertible debentures, net
 of income tax                                    --      238,752     242,162
Income available to common shareholders
 plus assumed conversions (numerator)    $(1,838,606)  $1,761,437  $4,281,736

Weighted average common shares            14,127,800   12,334,517   8,704,235
 outstanding
Weighted average options outstanding              --    1,379,805   1,903,304
Weighted average convertible debentures           --    4,421,311   4,548,487
Weighted average convertible preferred            --    1,494,505   4,000,000
 stock
Stock acquired with proceeds                      --     (883,874)   (775,246)

Weighted average common shares and
 assumed conversions outstanding          14,127,800   18,746,264  18,380,780
 (denominator)

Diluted Earnings Per Share                    $(0.13)       $0.09       $0.23


Options to purchase 2,222,500 and 700,000 shares of common stock at December 31, 1998, and 1997, were not included in the computation of diluted EPS because the options' exercise price was greater that the average market price of the common share during the respective periods. The options carry exercise prices ranging from $0.63 to $2.32 at December 31, 1998, and $1.59 to $3.00 at December 31
1997. The options at December 31, 1998 expire at various dates through 2008 and were still outstanding at the end of 1998.

Stock-Based Compensation

As of January 1, 1996 the Company adopted Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").  SFAS
123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to
Employees" ("APB No. 25"), but requires pro forma disclosure of net earnings and earnings per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements.

Reclassifications

Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with presentation in the 1998 financial statements.

Recent Accounting Pronouncements

In 1998, the Company adopted Statement of Financial Accounting Standards No.
131, Disclosure About Segments of an Enterprise and Related Information ("SFAS
131"), the adoption of which had no significant impact on the Company's financial statements.

In 1998, the FASB issued Statement of Financial Accounting Standards No. 133,
"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").
The Company is required to and will implement the provision of this new standard effective with its 2000 fiscal year. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the statement of condition as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the statement of operations. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements but does not believe it will have a material effect on the Company's financial position or results of operations.


NOTE 3.        CASH AND CASH EQUIVALENTS

Included in cash and cash equivalents are securities purchased under agreements to resell on an overnight basis in the amount of $140,516 and $101,246 at December 31, 1998 and 1997. Securities purchased are U.S. Treasury instruments which must be at least 102% of the cash tendered. The market value of these securities is $143,326 and $103,271 at December 31, 1998 and 1997.


NOTE 4.        CASH SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

Cash and securities purchased under agreement to resell of $110,151,075 and $34,903,262 have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Securities purchased under agreements to resell on an overnight basis represent $104,469,048 and $34,554,930 of the above amounts at December 31, 1998 and 1997, respectively. Securities purchased are U.S.
Treasury instruments having a market value of $106,558,427 and $35,246,028, respectively. The Company had excess funds of $6,227,712 and $1,182,611 at December 31, 1998 and 1997.

NOTE 5.        RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING
               ORGANIZATIONS

At December 31, amounts receivable from and payable to broker-dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

1998                                                    Receivable    Payable

Deposits for securities borrowed/loaned                  $4,666,656 $49,872,550
Securities failed to deliver/receive                      2,628,410   2,620,379
Receivable from/payable to correspondents                    25,990   4,694,127
Receivable from/payable to clearing organizations                10     877,153

Total                                                    $7,321,066 $58,064,209



1997                                                    Receivable    Payable

Deposits for securities borrowed/loaned                  $3,919,001 $86,627,666
Securities failed to deliver/receive                        629,050     285,476
Payable to correspondents                                        --   3,309,308
Receivable from clearing organizations                       89,745          --
Other                                                        45,112          --

Total                                                    $4,682,908 $90,222,450


Securities borrowed and securities loaned represent securities borrowed or loaned from other broker-dealers. The equivalent value in money is deposited by the borrower. All open positions are adjusted to market values daily. These deposits approximate the market value of the underlying securities.

Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. At December 31, 1998 the market value of the securities failed to deliver was $2,571,214 and failed to receive was $2,604,528. At December 31, 1997 the market value of the securities failed to deliver was $624,455 and failed to receive was $273,263.

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


NOTE 7.        MARKETABLE SECURITIES OWNED AND SECURITIES SOLD, NOT YET
               PURCHASED

Marketable securities owned and sold, not yet purchased consist of trading and investment securities at quoted market values, as illustrated below:

                                                               Sold, But Not
                                                Owned          Yet Purchased

Balances as of December 31, 1998:
Equity securities                                 $1,870,572          $859,374
U.S. government and other securities               1,056,499             8,711

Total                                             $2,927,071          $868,085


Balances as of December 31, 1997:
Equity securities                                 $3,722,870        $1,139,722
Other securities                                      14,791             8,984

Total                                             $3,737,661        $1,148,706



As a part of its ongoing trading activities the Company may hold derivative financial instruments for trading purposes. These instruments consist of options and warrants and are not used as hedge instruments to reduce financial market risks. The Company does not trade futures, forward, swap or any other derivative financial instruments except options and warrants. The market value of warrants at December 31, 1998, and 1997, is $375 and $14,791, respectively.
Trading gains or losses relating to options and warrants are not material to the operations of the Company.


NOTE 8.        FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The following summarizes the Company's furniture, equipment and leasehold improvements at December 31:

                                                           1998        1997

Furniture and equipment                                  $6,726,258  $6,238,756
Leasehold improvements                                    1,523,418   1,273,383
   Less:  Accumulated depreciation and amortization      (5,389,576) (4,051,672)

                                                         $2,860,100  $3,460,467


For the years ended December 31, 1998, 1997 and 1996, occupancy and equipment expense includes depreciation and amortization expense of $1,475,840, $1,259,147, and $882,773 respectively.


NOTE 9.        NOTES PAYABLE

JBOC maintains firm and customer financing arrangements with an aggregate borrowing limit approximating $30,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime and are fully collateralized by marketable securities. The Company had no such loans outstanding at December
31, 1998 and 1997.


At December 31, notes payable consisted of the following:

                    Balance at
                      end of        a           b            c           d
                      period
1998
Collateralized by:
Customer securities  $       --       --    $6,004,856   $1,365,507       8.4%
Other                   130,997     9.5%       265,943      195,805       9.5%

                       $130,997


1997
Collateralized by:
Customer securities   $      --       --   $12,262,000   $4,264,000       6.9%
Firm securities              --       --     1,500,000      308,000       8.5%
Other                    22,894     9.5%       122,962       56,197       9.5%

                        $22,894

a)Weighted average interest rate.
b)Maximum amount outstanding during the period.
c)Average amount outstanding during the period.
d)Weighted average interest rate during the period. This amount was calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.


Interest expense was $117,557, $162,550 and $71,252 for the years ended December
31, 1998, 1997 and 1996, respectively.

See Note 13: Related Party Transactions for disclosure relating to shareholder loans outstanding at December 31, 1998, and 1997.


NOTE 10.  SUBORDINATED BORROWINGS

The borrowings under subordinated loan agreements at December 31, 1998 and 1997 consist of three separate loans totaling $1,250,000 and $1,500,000, respectively. Each agreement carries interest at broker call plus 2%, not to exceed 9% payable monthly. All agreements are due March 31, 1999. The fair value of the debt approximates carrying value. The subordinated loan agreements have been approved by the NASD and are thus available in computing regulatory net capital.


NOTE 11.  CONVERTIBLE PREFERRED STOCK

The Company has been authorized to issue 10,000,000 shares of $10 par value convertible preferred stock. The preferred shares shall carry a minimum of a 6% cumulative dividend and shall have a liquidation preference of $10 per share, any other preference given to be determined by the Board of Directors at the time of issuance. On June 5, 1995, $2,000,000 of the convertible debentures were exchanged for 200,000 shares of $10 par value non-voting convertible preferred stock. The preferred stock was convertible to common stock at the rate of $.50 per share of common stock based on the par value of the preferred stock. In accordance with a provision of the preferred stock agreement, the conversion rate changed from $0.90 to $0.50 due to an ownership change during 1996. The preferred stock paid a quarterly dividend of 11%. The convertible preferred stock was converted to common stock in April of 1997.


NOTE 12.  INCOME TAXES

The income tax provision in the Consolidated Statements of Operations consists of the following components:

                             Years Ended December 31,
                       1998           1997           1996

Current
Federal                 $440,619       $916,955       $749,851
State                    208,047        411,480        729,083

                         648,666      1,328,435      1,478,934

Deferred
Federal                  (79,668)      (174,101)       670,169
State                    (47,747)       (54,462)        19,206




                        (127,415)      (228,563)       689,375

Total                   $521,251     $1,099,872     $2,168,309



The major components of Deferred tax assets _ net, included in the Consolidated
Statements of Financial Condition are as follows:


                                             December 31,
                                          1998           1997

Deferred tax assets:
 Bad debts reserve                      $   956,888       $703,153
 Depreciation                                73,189         19,713
 Deferred rent                               54,623         55,589
 State taxes                                     --        139,903

Total deferred tax assets                 1,084,700        918,358


Deferred tax liabilities:
 State taxes                                 (4,860)             --

Total deferred tax liabilities               (4,860)             --


Deferred tax asset - net                 $1,079,840        $918,358



Reconciliations of the provision for income taxes to the expected income tax based on statutory rates are as follows:

                                                Years Ended December 31,
                                             1998         1997         1996

Provision (Benefit)- Federal statutory     $(447,900)     $891,669  $2,110,680
rate
Increase (decrease) in income taxes
 resulting from:
Valuation allowance                                --           --    (500,000)
State taxes net of Federal tax benefit        105,798      271,576     742,240
Amendment of tax return                            --           --    (102,127)
Non cash interest charge                      860,200           --          --
Other                                           3,153      (63,373)    (82,484)

Total                                        $521,251   $1,099,872  $2,168,309



NOTE 13.  RELATED PARTY TRANSACTIONS

In March, 1995 the Company restructured 100% of its $5,031,000 demand debt to term debt in the form of senior secured convertible notes (loans from shareholders) with an original thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional
$2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt.

In June 1998, the Company completed the sale of newly issued 9% Secured
Convertible Notes in the principal amount of $2,000,000 due December 31, 1999.
The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3,900,000 in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 1999, and they are immediately convertible into common shares. The Company incurred a one time non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount conversion feature on the debt instruments discussed above. The discount is based on the difference between the conversion ratio and the fair value of the underlying common stock at the time. Management fee expense of $210,000 was paid to an affiliate of the holders of the new notes in 1998.

Additionally, the Company obtained $2,867,500 in demand notes from shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly.

The following summarizes loans form shareholders outstanding at December 31:

                                                           1998        1997

Senior secured convertible notes                         $5,921,311  $4,421,311
Demand shareholder notes                                  2,617,500   2,867,500
Total                                                    $8,538,811  $7,288,811

Related interest expense for 1998, 1997 and 1996 was $496,730, $397,918 and $403,603 for the convertible notes. Interest expense for 1998 and 1997 were $235,778 and $129,324 for the demand notes. Related Due to the related party nature and terms of the shareholder loans, the fair market value of such financial instruments cannot be estimated.


NOTE 14.  OPTIONS AND WARRANTS

At December 31, 1998, 1997 and 1996, the Company had two stock option plans, each of which is described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plan. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

The Company has adopted an employee stock option plan (the "Plan") pursuant to which 920,000 shares of common stock have been reserved for issuance to officers and full-time employees of the Company. The Plan is administered by the Company's Board of Directors which determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price, which shall not be less than market value.

The Company has adopted a non-employee directors' stock option plan (the
"Director's Plan") pursuant to which 950,000 shares of common stock have been reserved for issuance to directors who are not employees of the Company. The
Director's Plan is administered by the Company's Board of Directors which determines, among other things, the persons to be granted options under the Director's Plan, the number of shares subject to each option and the option price, which shall not be less than market value. In addition, any action under the Director's Plan, any action thereunder must be approved by the affirmative vote of a majority of the directors who are not then eligible to participate in the Director's Plan.

In addition, the Company has issued, subject to shareholder approval, 1,550,000 options to executive officers of the Company pursuant to the 1998 Stock Option and Award Plan (the "1998 Plan"). In the event the shareholders do not approve the 1998 Plan, the optionees under the 1998 Plan will receive stock appreciation rights on the same terms and conditions as if the 1998 Plan had been approved.
The Company has reserved 1,550,000 shares of common stock for issuance under the 1998 Plan.

SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation based method prescribed in SFAS 123. The
Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: expected dividend yield of 0%; expected volatility ranging from 22% to 38%; risk-free interest rates ranging from 5.09% to 6.89%; and expected life ranging from 3 to 10 years. The weighted average fair value of options granted during 1998, 1997 and 1996 was $0.78, $0.60, and $1.40, respectively.

Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      For The Years Ended December 31,



                                       1998         1997         1996

Net income (loss):
 As reported                       $(1,838,606)   $1,522,685   $4,039,574
Pro forma                           (2,624,276)    1,501,085    3,871,374

Basic earnings per share:
 As reported                            $(0.13)        $0.12        $0.44
Pro forma                                (0.19)         0.11         0.42

Diluted earnings per share:
 As reported                            $(0.13)        $0.09        $0.23
Pro forma                                (0.19)         0.09         0.22

Due to the fact that many of the Company's stock options vest over a number of years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1996 that vested in 1996, 1997, and 1998.

A summary of the status of the Company's stock options as of December 31, 1998, 1997, and 1996, and changes during the years ending on those date is presented below:

                December 31, 1998      December 31, 1997     December 31, 1996
                         Weighted               Weighted               Weighted
                Shares    average      Shares    average     Shares     average

Outstanding at
 beginning of    965,000     $1.82    2,271,692    $1.28   1,956,692      $1.05
 year
Granted        1,685,000      1.29      205,000     1.79     420,000       2.30
Exercised             --        --   (1,275,000)    0.90    (105,000)      1.05

Forfeited       (402,500)     1.59     (236,692)    1.64          --

Outstanding at
 end of year   2,247,500      1.47      965,000     1.82    2,271,692      1.28

Options
 exercisable
 at year-end     600,000     $1.93      800,000    $1.82    2,221,692     $1.25
Weighted-average
 fair value of
 options granted
 during the year   $0.78                  $0.60                 $1.40


Information relating to stock options and warrants at December 31, 1998, summarized by exercise price are as follows:

                     Options Outstanding             Options Exercisable
               Number     Weighted-   Weighted-     Number     Weighted-
            Outstanding    Average     Average   Exercisable    Average
 Exercise   at 12/31/98  Contractual  Exercise   at 12/31/98   Exercise
  Prices                    Life        Price                    Price

      $0.63       25,000          10       $0.63       12,500       $0.63
       1.06       50,000           3        1.06           --        1.06
       1.08       50,000           6        1.08       50,000        1.08
       1.13       15,000           3        1.13       15,000        1.13
       1.22       50,000          10        1.22       25,000        1.22
       1.31    1,550,000          10        1.31           --        1.31
       1.32       10,000          10        1.32           --        1.32
       1.78       22,500           9        1.78       22,500        1.78
       1.94      200,000           4        1.94      200,000        1.94
       1.97       15,000           9        1.97       15,000        1.97
       2.25      210,000           8        2.25      210,000        2.25
       2.32       50,000           9        2.32       50,000        2.32

Total          2,247,500           7       $1.47      600,000       $1.93


NOTE 15.  REGULATORY REQUIREMENTS

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

At December 31, 1998, JBOC had net capital of $17,754,370, which was $12,352,063 in excess of the minimum amount required. At December 31, 1997, JBOC had net capital of $14,380,292, which was $8,728,676 in excess of the minimum amount required.


NOTE 16.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company offers its employees participation in a 401(k) savings plan.
Eligible employees are able to contribute a portion of their compensation.  The
Company matches 25% of these contributions up to 6% of the employee's wage.
This expense for 1998, 1997, and 1996 amounted to $40,799, $43,731 and $76,917.

The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which follow:

a)      In November 1997, in the Third Judicial District Court of the State of
  Utah, a claim was filed by a former officer and director of the Company, Mr.
  Stratton, alleging breach of an employment agreement with OTRA Clearing Inc.
  (a subsidiary of the Company, later known as Reynolds Kendrick Stratton,
  Inc., which as been inactive since July 1994, but formerly operated as a broker-dealer).  Mr. Stratton alleges the agreement is binding on the Company and claims that he is owed damages of not less than $1,200,000, comprised of additional compensation, insurance benefits, and vacation pay.  The Company has filed an answer denying that Mr. Stratton is owed any additional amounts.
  The Company believes that it has paid all compensation due under said agreement, and the Company does not believe that the matter will have a material adverse impact upon the Company.  Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.
b)      On August 19, 1997, a search warrant was served at the Beverly Hills,
  California corporate offices of the Company and its subsidiary, JBOC, pursuant to a request made by the Federal Bureau of Investigation.  The
  Company and certain of its officers and employees were also served with Grand
  Jury subpoenas.  The search warrant and subpoenas were issued in connection with an investigation being conducted by the U.S. Attorney's Office in Los
  Angeles.  Management is of the opinion that the focus of the investigation appears to be the prior relationship and activities of Irving Kott and Oeri
  Finance Inc. with the Company and possible market manipulation.  The Company cannot, however, say with any certainty that these are the only issues
  involved in the investigation.   Mr. Kott is an individual who had been
  retained through an entity named Turret Consultants as a consultant to the
  Company.  In connection with this investigation, the Swiss branch office of
  JBOC as well as the offices of Oeri Finance, Inc. were searched by French and
  Swiss authorities pursuant to a request made by the U.S. Justice Department.
  Felix A. Oeri, former Chairman of the Board of Directors of the Company, also serves as President of Oeri Finance, Inc.
        On or about the same date, the Company, its directors, JBOC and certain of its officers and employees were served with subpoenas duces tecum issued by the SEC in connection with an investigation conducted by that agency entitled In the matter of Reynolds Kendrick Stratton, Inc. The subpoenas generally call for the production of documents relating apparently to the same issues which are the subject of the Grand Jury investigation.
        The Company has retained counsel in the above matters and has cooperated with the U.S. Attorney's Office and the SEC in their on-going investigations.  Pursuant to the subpoenas served by the U.S. Attorney's
  Office and the SEC, the Company has and is continuing to produce various documents responsive to such subpoenas.  At this stage of both investigations, it is not possible to predict their ultimate outcome or the financial impact on the Company, if any.  In September of 1997, the Company
  ended its consulting relationship with Turret Consultants.  In December 1998, the Company closed its Swiss office; and in March 1999, Felix Oeri and Oeri
  Finance Inc. filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's common stock.
  Under an existing Directors and Officers liability insurance policy held by the Company, a claim was filed with the insurer for the reimbursement of legal fees incurred in connection with the federal investigations.  The policy calls for a maximum reimbursement to the Company of $2,000,000.  The insurance company preliminarily denied the Company's claim under their interpretation of the terms of the policy.  The Company believes that the insurance company has improperly denied the Company's claim and has filed an action alleging breach of contract.  The Company believes that it currently can fund the ongoing legal costs associated with the investigations regardless of the outcome of the Company's claim.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998, were as follows:



Year ending December 31:
1999                            $2,308,563
2000                             2,311,481
2001                             1,845,359
2002                             1,432,145
2003                               275,238
Thereafter                         408,375

Total                           $8,581,161


The Company received certain concessions for a lease included above which is being amortized ratably over the lease term.

Rent expense was as follows:

Year ending December 31:
1998                           $2,279,026
1997                            1,995,852
1996                            1,185,303


The Company has an Employee Stock Ownership Plan which covers employees of the Company. Contributions to the Plan are determined annually by the Board of Directors of the Company. No contributions have been made for the years ended
December 31, 1998, 1997, and 1996.


NOTE 17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company's customer and correspondent clearing activities involve the execution, settlement and financing of various customer securities transactions. These activities may expose the Company to off-balance-sheet credit risk in the event that the customer is unable to fulfill their contracted obligations. The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. The Company monitors collateral and required margin levels daily and, pursuant to such guidelines, requests customers to deposit additional collateral or reduce securities positions when necessary. The Company is also exposed to credit risk when its margin accounts or a margin account is collateralized by a concentration of a particular security and when that security decreases in value.

In addition, the Company executes and clears customer short sale transactions.
Such transactions may expose the Company to off-balance sheet risk in the event that margin requirements are not sufficient to fully cover losses that customers may incur. In the event that the customer fails to satisfy their obligations, the Company may be required to purchase financial instruments at prevailing market prices in order to fulfill the customer's obligations.

In accordance with industry practice, the Company records customer transactions on a settlement date basis, which is generally three business days after trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contractual obligations, in which case the Company may have to purchase or sell financial instruments at prevailing market prices. Settlement of these transactions is not expected to have a material effect on the Company's statement of financial condition.

As a securities broker-dealer, the Company provides services to both individual investors and correspondents. The Company's exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets.

The Company is a market maker for approximately 500 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional off-balance sheet risk.


NOTE 18.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                             1998        1997        1996
Cash paid during the year for:
Interest                                  $14,431,512 $14,128,501  $8,428,614
Income taxes                                  287,892   1,008,672   3,204,726

Supplemental disclosure of non-cash investing and financing activities:
The Company incurred a non-cash interest charge of $2,530,000 as a result of the discount conversion feature on the subordinated convertible debt instruments issued and re-priced during the year.


NOTE 19.  UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION

Below is selected quarterly financial data for each fiscal quarter during the years ended December 31, 1998 and 1997. The table below includes a restatement of non-cash interest expense reported in the second quarter 1998 Form 10-Q. The original filing reported non-cash interest expense of $560,000, this was subsequently restated to $2,530,000. This information should be read in conjunction with the consolidated financial statements included elsewhere herein.

                             First        Second        Third           Fourth
                            Quarter       Quarter      Quarter          Quarter

1998
Revenues                  $16,002,424  $16,519,608   $15,309,741     $19,436,552

Income (loss) before taxes   (138,529)  (3,036,975)     (981,831)      2,839,981
Net income (loss)             (85,900)  (2,839,604)     (603,831)      1,690,730
Basic earnings (loss) per       (0.01)       (0.20)        (0.04)           0.12
 share
Diluted earnings (loss)         (0.01)       (0.20)        (0.04)           0.08
 per share

1997
Revenues                  $15,617,638  $18,215,659   $20,026,773    $16,101,553
Income (loss) before        2,104,862      180,172     1,520,220     (1,182,697)
 taxes
Net income (loss)           1,264,862      105,172       886,962       (734,311)
Basic earnings per share         0.14         0.01          0.06          (0.05)
Diluted earnings per share       0.07         0.01          0.05          (0.05)


NOTE 20.  SUBSEQUENT EVENTS (UNAUDITED)

In February 1999, Hareton Sales & Marketing, Inc. ("Hareton"), the holder of
$502,615 in face value of 9% Senior Secured Convertible Notes exercised its right to convert such debt into common stock of the Company and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

Also in February 1999, the Company established an affiliate in the form of a trust to purchase stock from certain shareholders. The Company made a loan to the trust in the amount of $586,915, which through a series of transactions was used to acquire 469,540 shares of the Company's common stock at an effective price of $1.25 per share. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Oeri
Finance, Inc. and Oeri Finance, Inc. forgave $728,000 in demand debt owed by the Company.

Both Oeri Finance Inc. and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

As reported on Form 8-K dated October 27, 1998 and Form 8-K/A dated December 11,
1998, the Company appointed Arthur Andersen LLP as its independent auditors for the fiscal year ending December 31, 1998 to replace the firm of BDO Seidman, LLP which was dismissed as auditors of the Company effective October 20, 1998.
There were no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the matter in their report.

In the current fiscal year, the Company was advised by BDO Seidman, LLP ("BDO") that BDO believes additional documentation will be needed to support the fair value used to establish the Company's non-cash interest expense charged upon (I) the issuance of new convertible debt, and (ii) the modification of existing convertible debt, during the second quarter of 1998. The Company used a discounted market price in its computation of non-cash interest expense. BDO informed the Company that the SEC has expressed a position that there should be no discount off the publicly quoted fair market value used in such computations. BDO recommended the Company obtain an independent valuation expert's opinion on the value of the equity instruments underlying the convertible debt. In accordance with Regulation S-K Item 304(a)(1)(v)(D)(1),
BDO reported this event because it could not resolve the issue as BDO was not reappointed as the Company's certified independent auditors at the Company's fiscal year end.

Form 10-Q for the second quarter of 1998 originally reported non-cash interest expense of $560,000, this was subsequently restated to $2,530,000.




                                    PART III


ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by these Items is omitted because the Company will file, by April 30, 1999, a definitive proxy statement pursuant to Regulation
14A, which information, other than the section entitled "Board of Directors
Report on Executive Compensation" or matters related to such report contained therein, is incorporated herein by reference as if set out in full.




                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:
                                                                         Page

Report of Independent Public Accountants                                     26
Report of Independent Certified Public Accountants                           27
Consolidated Statements of Financial Condition December 31, 1998, and     28-29
 1997
Consolidated Statements of Operations Years Ended December 31, 1998,         30
 1997, and 1996
Consolidated Statements of Changes in Shareholders' Equity                   31
 (Deficit)Years Ended December 31, 1997, 1996, and 1995
Consolidated Statements of Cash Flows Years Ended December 31, 1998,         32
 1997, and 1996
Notes to Consolidated Financial Statements                                33-48
Financial Statement Schedule I - Condensed Financial Statements (Parent   52-56
 Company Only)
Financial Statement Schedule II - Valuation and Qualifying Accounts          57


Listed below are exhibits as required by Item 601 of Regulation S-K:

Exhibit No.                   Description

2.1  Purchase Agreement dated as of May 21, 1998 by and among the Company, Third
     Capital Partners, LLC, a Tennessee limited liability company, 3421643
     Canada Inc., a Canadian corporation, Felix A. Oeri and Oeri Finance Inc.
     (incorporated herein by reference to Exhibit 2.1 of JBOH's Current Report on Form 8-K, dated June 18, 1998, filed with the SEC).
3.1  Articles of Incorporation of JBOH, as amended, October 16, 1990
     (incorporated herein by reference to Exhibit 1 of JBOH's Current Report on Form 8-K, dated October 30, 1990, filed with the SEC).
3.2 By-Laws of JBOH, as amended, October 16, 1990 (incorporated herein by reference to Exhibit 1 of JBOH's Current Report on Form 8-K dated October
     30, 1990, filed with the SEC).


4.1  9% Secured Convertible Note Due December 31, 1999 in the principal amount of $2,000,000 between the Company and Third Capital Partners, LLC
     (incorporated herein by reference to Exhibit 4.1 of JBOH's Current Report on Form 8-K, dated  June 18, 1998, filed with the SEC).
10.1 Standard Office Lease between St. George Beverly Hills, Inc. and OTRA
     Clearing, Inc., dated January 31, 1992, to lease Beverly Hills office space
     (incorporated herein by reference to Exhibit 10.3 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the SEC).
10.2 Data Service Agreement between Securities Industry Software Corp. and OTRA
     Clearing, Inc., dated June 8, 1992 (incorporated herein by reference to
     Exhibit 10 of JBOH's Quarterly Report on Form 10-Q for the period ended
     June 30, 1992, filed with the SEC).
10.3 Assignment and Assumption Agreement for Beverly Hills office space between
     JBOH and RKSI, executed as of December 31, 1993 (incorporated herein by reference to Exhibit 10.8 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 1993).
10.4 Commercial office lease Agreement between Bank of Communications. and JB
     Oxford & Company, executed as of June, 1995, to lease New York office space
     (incorporated herein by reference to Exhibit 10.1 of the JBOH Form 10-Q filed with the SEC for the quarter ended June 30, 1995).
10.5  Commercial office lease Agreement between Brickell Square Corporation
     Limited and JB Oxford Holdings, Inc., executed as of February 21, 1996, to lease Miami office space, (incorporated herein by reference to Exhibit
     10.16 of the JBOH Form 10-K filed with the SEC for the year ended December
     31, 1995).
10.6  JB Oxford Revocable Government Trust Agreement, dated as of February 18,
     1999, by and between JB Oxford Holdings, Inc. and Third Capital Partners,
     LLC, as Trustee (incorporated herein by reference to Exhibit 10.1 of the
     JBOH Current Report on Form 8-K, dated March 8, 1999, filed with the SEC).
10.7  * Stock Rights Appreciation Agreement dated as of June 8, 1998 by and between the Company and Christopher L. Jarratt, filed herewith.
10.8  * Stock Rights Appreciation Agreement dated as of June 8, 1998 by and between the Company and James G. Lewis, filed herewith.
21    List of subsidiaries, filed herewith (Page 58).
27   Financial Data Schedule, filed herewith (Page 52)
28   Employee Stock Ownership Plan (incorporated herein by reference to Exhibit
     28 of JBOH's Annual Report on Form 10-K for the year ended December 31,
     1988, filed with the SEC).

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

A Report on Form 8-K/A was filed on December 11, 1998, filing Exhibit 16.1, letter from BDO Seidman, LLP, dated November 2, 1998, pursuant to Regulation S-K
Item 304(a)(3) regarding the change in the Company's certifying accountants.

A Report on Form 8-K was filed on March 8, 1999, reporting under Item 5.  Other
Events, the establishment of the JB Oxford Revocable Government Trust pursuant to a trust agreement between JBOH and Third Capital Partners, LLC, as trustee.



       SCHEDULE I.  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)



           JB OXFORD HOLDINGS, INC. STATEMENTS OF FINANCIAL CONDITION


                                                           December 31,
                                                        1998          1997

ASSETS:
Cash and cash equivalents                             $ 1,026,599     $250,023
Investment in subsidiaries                             23,048,220   20,908,327
Receivables from subsidiaries                           1,925,283    1,778,991
Income taxes refundable                                   717,396      717,396
Deferred income taxes                                   1,079,840      918,358
Other assets                                              540,193    1,601,857

TOTAL ASSETS                                          $28,337,531  $26,174,952


LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable and accrued liabilities             $    949,703  $ 1,270,995
Net payables to subsidiaries                            2,505,336    2,276,735
Income taxes payable                                      596,076      181,827
Loans from shareholders                                 8,538,811    7,288,811
Notes payable                                             130,997       33,590

TOTAL LIABILITIES                                      12,720,923   11,051,958

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY :
Common stock  ($.01 par value 100,000,000 shares          141,412      141,412
authorized; 14,141,205  shares issued)
Additional paid-in capital                             15,345,316   12,815,316
Retained earnings                                         327,660    2,166,266
Treasury stock, 234,500 shares at cost                   (197,780)          --

TOTAL SHAREHOLDERS' EQUITY                             15,616,608   15,122,994

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $28,337,531  $26,174,952

           See accompanying notes to Condensed Financial Information.



               JB OXFORD HOLDINGS, INC. STATEMENTS OF OPERATIONS

                                           For The Years Ended December 31
                                          1998           1997           1996

REVENUES                                $ 1,608,053      $1,534,48   $2,119,756

EXPENSES
General and administrative                2,400,291      1,120,941      870,728
Interest expense                            736,668        559,664      799,133
Bad debt and settlement expense              46,014      1,837,209     (458,472)

Total Expenses                            3,182,973      3,517,814    1,211,389

Income (Loss) before equity interest
in subsidiary income                     (1,574,920)    (1,983,331)     908,367
Equity interest in subsidiary income      2,787,565      4,605,888    5,299,516
(loss)

Income (Loss) Before Income Taxes         1,212,645      2,622,557    6,207,883
Non cash interest charge                  2,530,000             --           --
Income Tax Provision (Benefit)              521,251      1,099,872    2,168,309

Net Income (Loss)                       $(1,838,606)     $1,522,685  $4,039,574





               JB OXFORD HOLDINGS, INC. STATEMENTS OF CASH FLOWS


                                             For The Years Ended December 31
                                             1998         1997         1996


Net cash provided by (used in) operating   $(304,243)  $(3,466,659)    $790,706
activities

Cash flows from investing activities:
Investment in subsidiaries                        --      (450,000)          --
Capital expenditures                        (266,588)           --       16,000

Net cash provided by (used in) investing    (266,588)     (450,000)      16,000
activities

Cash flows from financing activities:
Notes payable                                 97,407      (100,068)  (1,031,379)
Loans from shareholders                    1,250,000     2,867,500     (201,232)
Issuance of stock                                 --     1,327,630       95,250
Payment of cash dividends - preferred             --       (85,479)    (220,603)
 stock

Net cash provided by (used in) financing    1,347,407    4,009,583   (1,357,964)
activities

Net increase (decrease) in cash and cash      776,576       92,924     (551,258)
 equivalents

Cash and cash equivalents at beginning of     250,023      157,099      708,357
 year

Cash and cash equivalents at end of year   $1,026,599     $250,023     $157,099

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


NOTE 2.        REVENUES

The Company receives substantially all of its revenues from its subsidiaries.
Management fees of $1,200,000, $1,300,000 and $1,400,000 were received from JBOC in 1998, 1997 and 1996, respectively. The balance of the revenues for 1998, 1997 and 1996 consists of rents received from subsidiaries for office space and furniture and equipment.


NOTE 3.        RESTRICTIONS ON THE TRANSFER OF FUNDS FROM SUBSIDIARY TO THE
PARENT

JBOC, as part of its normal broker-dealer activity has minimum capital requirements as imposed by regulatory agencies which restricts the amount of funds that can be transferred to the Parent Company. See Note 14 to the consolidated financial statements for discussion of these requirements.


NOTE 4.        LOANS FROM SHAREHOLDERS

In March, 1995, the Company restructured 100% of its $5,031,000 demand debt to term debt in the form of senior secured convertible notes (loans from shareholders) with an original thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional
$2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt.

In June 1998, the Company completed the sale of newly issued 9% Secured
Convertible Notes in the principal amount of $2,000,000 due December 31, 1999.
The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3,900,000 in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 1999, and they are immediately convertible into common shares. The Company incurred a one time non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount conversion feature on the debt instruments discussed above. The discount is based on the difference between the conversion ratio and the fair value of the underlying common stock at the time. Management fee expense of $210,000 was paid to an affiliate of the holders of the new notes in 1998.

Additionally, the Company obtained $2,867,500 in demand notes from shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly.


The following summarizes loans from shareholders outstanding at December 31:

                                                           1998        1997

Senior secured convertible notes                        $5,921,311  $4,421,311
Demand shareholder notes                                 2,617,500   2,867,500
Total                                                   $8,538,811  $7,288,811


Related interest expense for 1998, 1997 and 1996 was $496,730, $397,918 and $403,603 for the convertible notes. Interest expense for 1998 and 1997 were $235,778 and $129,324 for the demand notes. Related Due to the related party nature and terms of the shareholder loans, the fair market value of such financial instruments cannot be estimated.


NOTE 5.        COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a defendant in several lawsuits and arbitrations. The most significant of which is a District Court action commenced in November 1997, in the Third Judicial District Court of the State of Utah. The claim is brought by a former officer and director of the Company and alleges breach of an employment agreement with OTRA Clearing Inc., which Mr. Stratton alleges is binding on the Company. Mr. Stratton alleges that he is owed damages of not less than $1,200,000, comprised of additional compensation, insurance benefits and vacation pay. The Company believes that it has paid all compensation due under said agreement, and the Company does not believe that the matter will have a material adverse impact upon the Company. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

On August 19, 1997, a search warrant was served at the Beverly Hills, California corporate offices of the Company and its subsidiary, JBOC, pursuant to a request made by the Federal Bureau of Investigation.  The Company and certain of its officers and employees were also served with Grand Jury subpoenas.  The search warrant and subpoenas were issued in connection with an investigation being conducted by the U.S. Attorney's Office in Los Angeles.  Management is of the
opinion that the focus of the investigation appears to be the prior relationship and activities of Irving Kott and Oeri Finance Inc. with the Company and possible market manipulation.  The Company cannot, however, say with any
certainty that these are the only issues involved in the investigation.   Mr.
Kott is an individual who had been retained through an entity named Turret
Consultants as a consultant to the Company.  In connection with this investigation, the Swiss branch office of JBOC as well as the offices of Oeri
Finance, Inc. were searched by French and Swiss authorities pursuant to a request made by the U.S. Justice Department.  Felix A. Oeri, former Chairman of the Board of Directors of the Company, also serves as President of Oeri Finance,
Inc.

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

The Company has retained counsel in the above matters and has cooperated with the U.S. Attorney's Office and the SEC in their on-going investigations.
Pursuant to the subpoenas served by the U.S. Attorney's Office and the SEC, the Company has and is continuing to produce various documents responsive to such subpoenas. At this stage of both investigations, it is not possible to predict their ultimate outcome or the financial impact on the Company, if any. In
September of 1997, the Company ended its consulting relationship with Turret
Consultants. In December 1998, the Company closed its Swiss office; and in March 1999, Felix Oeri and Oeri Finance Inc. filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's common stock.
Under an existing Directors and Officers liability insurance policy held by the Company, a claim was filed with the insurer for the reimbursement of legal fees incurred in connection with the federal investigations. The policy calls for a maximum reimbursement to the Company of $2,000,000. The insurance company preliminarily denied the Company's claim under their interpretation of the terms of the policy. The Company believes that the insurance company has improperly denied the Company's claim and has filed an action alleging breach of contract.
The Company believes that it currently can fund the ongoing legal costs associated with the investigations regardless of the outcome of the Company's claim.

The ultimate outcome of these uncertainties discussed above is unknown.
Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998, were as follows:

Year ending December 31:
1999                         $  517,903
2000                            517,903
2001                            271,837
2002                            271,837
Thereafter                           --

Total                        $1,579,480


NOTE 6.   SUBSEQUENT EVENTS (UNAUDITED)

In February 1999, Hareton Sales & Marketing, Inc. ("Hareton"), the holder of
$502,615 in face value of 9% Senior Secured Convertible Notes exercised its right to convert such debt into common stock of the Company and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

Also in February 1999 the Company established an affiliate in the form of a trust to purchase stock from certain shareholders. The Company made a loan to the trust in the amount of $586,915, which through a series of transactions was used to acquire 469,540 shares of the Company's common stock at an effective price of $1.25 per share. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Oeri
Finance, Inc.; and Oeri Finance, Inc. forgave $728,000 in demand debt owed by the Company.

Both Oeri Finance Inc. and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.



                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Additions
                           Balance at   charged to
                            beginning    costs and                Balance at
                            of period    expenses   Deductions      end of
                                                                    period
1998
Allowance for:
Receivable from broker/
dealers and clearing
organizations               $2,103,802   $       --  $       --     $2,103,802
Receivable from customers    4,957,781    2,019,454  (1,622,371)     5,354,864
Other Receivables            1,979,793           --          --      1,979,793

1997
Allowance for:
Receivable from broker/
dealers and clearing
organizations               $2,103,802   $       --   $      --     $2,103,802
Receivable from customers    3,931,080    1,335,412    (308,711)     4,957,781
Other Receivables            1,979,793           --          --      1,979,793

1996
Allowance for:
Receivable from broker/
dealers and clearing
organizations               $2,103,802     $     --  $       --     $2,103,802
Receivable from customers    4,333,291      875,743  (1,277,954)     3,931,080
Other Receivables            1,979,793           --          --      1,979,793
Deferred tax asset             500,000           --    (500,000)            --

Deductions represent amounts written off.




                                  EXHIBIT 10.7


                      STOCK APPRECIATION RIGHTS AGREEMENT


      THIS AGREEMENT is entered into as of the 8th day of June, 1998 by and between CHRISTOPHER L. JARRATT, an individual residing in the State of Tennessee, and JB OXFORD HOLDINGS, INC., a Utah corporation ("JB Oxford").

                                    RECITALS

      WHEREAS, Mr. Jarratt is the Chief Executive Officer and Chairman of the
Board of JB Oxford;

      WHEREAS, on June 8, 1998, the Board of Directors of JB Oxford granted Mr.
Jarratt the option to purchase 800,000 shares of JB Oxford's common stock, par value $0.01 per share (the "Common Stock") at an exercise price equal to the market closing price of the Common Stock on June 5, 1998, or $1.3125 per share;

      WHEREAS, the 1994 JB Oxford Holdings, Inc. Stock Option Plan (the "Plan") currently does not have adequate shares available for the grant to Mr. Jarratt;

      WHEREAS, approval of the shareholders of JB Oxford would be necessary to amend the Plan to increase the number of shares available for grant under the Plan or, alternatively, the shareholders could adopt a new stock option plan with enough options available for grant to include Mr. Jarratt's options;

      WHEREAS, the Board of Directors resolved at the June 8, 1998 Board meeting that JB Oxford wanted to provide a formula to grant Mr. Jarratt phantom-stock or other comparable compensation in the event that shareholder approval is not obtained for either of the above alternatives (the "Resolution"); and

      WHEREAS, Mr. Jarratt and JB Oxford desire to set forth the terms of the Resolution in further detail.

      NOW, THEREFORE, in consideration for the premises and the reciprocal obligations set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which the parties hereby acknowledge, and intending to bind themselves, the parties agree as follows:

                                   AGREEMENT

      1. JB Oxford hereby grants to Mr. Jarratt stock appreciation rights with respect to the equivalent of 800,000 shares of Common Stock (collectively, the "Share Units"). Each Share Unit shall have an initial value of $1.3125 per share (the "Initial Value Per Share"). The stock appreciation rights granted under this Agreement mean the right to receive cash or Common Stock as described in Paragraph 4 of this Agreement.

      2.    JB Oxford shall keep a record of the Share Units granted to Mr.
Jarratt, the Initial Value Per Share thereof, the vesting of each Share Unit and any adjustments to the number of Share Units or the Initial Value Per Share (the
"Account").

      3. To exercise any or all of the stock appreciation rights granted under this Agreement, Mr. Jarratt shall notify JB Oxford in writing of the number of Share Units and the date on which he would like such Share Units valued (the "Determination Date"). Mr. Jarratt shall only include in such notice Share Units which have vested in accordance with the terms of the Share
Units and this Agreement.

      4. JB Oxford agrees to pay Mr. Jarratt, calculated only with respect to the Share Units identified in the notice in Section 3 hereof, the product of (a) the excess, if any, of the closing price per share of Common Stock as of the Determination Date on the Nasdaq National Market system, or such other national securities exchange or association on which the Common Stock is then listed (the
"Maturity Value Per Share"), over the Initial Value Per Share of such Share
Units in the Account, subject to adjustment as set forth in this Agreement, and
(b) the number of Share Units identified in the notice in Section 3 hereof, less any amount which JB Oxford is required to withhold with respect to such payment under the then applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and state or local income tax laws. Payment shall be made in cash unless, at Mr. Jarratt's option, Mr. Jarratt elects to receive such cash amount in shares of Common Stock. In such event, JB Oxford shall issue to Mr.
Jarratt the number of shares of Common Stock that the cash amount less any required withholding could buy at the Maturity Value Per Share (without regard to any commissions).

      5. The amount payable to Mr. Jarratt under Section 4 shall be paid by JB Oxford within 5 days after the Determination Date unless Mr. Jarratt elects to receive such cash amount in shares of Common Stock, in which case delivery of the shares shall be within 15 days after the Determination Date.

      6. The Share Units shall be subject to the following terms and conditions:

      (a) The Share Units shall vest in three equal installments beginning on the first anniversary of June 8, 1998, the date of grant; provided, however, that the Share Units will become immediately fully vested upon the occurrence of a Change in Control. "Change in Control" means the occurrence of any of the following events:

i. If there occurs any transaction (which shall include a series of transactions occurring within 60 days or occurring pursuant to a plan), that has the result that shareholders of JB Oxford immediately before such transaction cease to own at least 51% of the voting stock of JB Oxford or of any entity that results from the participation of JB Oxford in a reorganization, consolidation, merger, liquidation or any other form of corporate transaction;

                  ii.   If the shareholders of JB Oxford approve a plan of
                    merger, consolidation, reorganization, liquidation or dissolution in which JB Oxford does not survive (unless the approved merger, consolidation, reorganization, liquidation or dissolution is subsequently abandoned);

                  iii.  If the shareholders of JB Oxford approve a plan for the sale, lease, exchange, transfer, assignment or other disposition of all or substantially all the property and assets of JB Oxford (unless such plan is subsequently abandoned); or

                  iv.   If the Board of Directors of JB Oxford does not consist
                    of a majority of  "Continuing Directors."  "Continuing
                    Directors" means the directors of JB Oxford on the date of this Agreement and each other director, if such other director's nomination for election to the board of directors of JB Oxford is recommended by a majority of the then
                    Continuing Directors.

            (b) In the event that (a) the number of outstanding shares of Common Stock shall be changed by reason of split-ups, combinations of shares, recapitalizations, stock dividends or otherwise, or (b) the Common Stock is converted into or exchanged for other shares as a result of any merger or consolidation (including a sale of assets) or other recapitalization, the number of Share Units then credited to the Account and the Initial Value Per Share included therein shall be appropriately adjusted so as to reflect the change.

      (c) No Share Units or amounts payable under this Agreement shall be transferable by Mr. Jarratt other than by will or by the laws of descent and distribution and during Mr. Jarratt's lifetime may be exercised only by him.

      (d) The unexercised portion, if any, of the Share Units shall automatically and without notice terminate and become null and void at the time of the earliest to occur of the following:

            (i) three (3) months after the date that Mr. Jarratt's employment with the Company or any of its Subsidiaries is terminated for any reason other than by reason of (A) "Cause," which, solely for purposes of this Agreement, shall mean the termination of Mr. Jarratt's employment by reason of (x) the final conviction of Mr. Jarratt of a felony under the laws of the United States or any state thereof which results or was intended to result directly or indirectly in gain or personal enrichment by Mr. Jarratt at the expense of JB
Oxford, or (y) the participation by Mr. Jarratt as an employee, officer or holder of more than five percent of the equity in any business engaged in activities in direct competition with JB Oxford without the prior written consent of JB Oxford, or (z) willful misconduct, (B) the mental or physical disability (within the meaning of S22(e)(3) of the Code) of Mr. Jarratt as determined by a medical doctor satisfactory to the Board of Directors of JB
Oxford or (C) the death of Mr. Jarratt;

            (ii) immediately upon the termination of Mr. Jarratt's employment with JB Oxford for Cause;

            (iii) one (1) year after the date that Mr. Jarratt's employment with the Company is terminated by reason of a mental or physical disability (within the meaning of S22(e)(3) of the Code) as determined by a medical doctor satisfactory to the Board of Directors of JB Oxford;

            (iv)  (A) one (1) year after the date of termination of Mr.
Jarratt's employment with the Company by reason of death of Mr. Jarratt, or (B) three (3) months after the date that Mr. Jarratt dies if such death occurs during the one (1) year period specified in Section 6(d)(iii); or

            (v)   June 8, 2008.

      7. No dividend or other distribution paid by JB Oxford upon issued and outstanding Common Stock shall be payable to or for the Share Units held by Mr.
Jarratt.

      8.    Mr. Jarratt represents and warrants that:

            (a) Mr. Jarratt is aware that no federal or state agency has made any findings or determination as to the fairness for public or private investment in, nor any recommendation or endorsement of, the Share Units or Common Stock that may be issuable at Mr. Jarratt's election; and

            (b) Mr. Jarratt is aware that neither the Share Units nor the Common Stock that may be issuable at Mr. Jarratt's election are registered under the securities or "blue sky" laws of any state or jurisdiction (the "Blue Sky
Laws") as of the date of this Agreement, and JB Oxford is under no obligation to cause the Share Units or such Common Stock to be registered under the Securities
Act of 1933, as amended (the "Act"), or the Blue Sky Laws; and that in the event that the Share Units and such Common Stock are not registered under the Act or the Blue Sky Laws for any reason at a time when Mr. Jarratt desires to elect to receive Common Stock, then, in addition to the other terms and conditions of this Agreement, such exercise shall be conditioned upon determination by the Board of Directors of JB Oxford that the Share Units and such Common Stock may be issued to Mr. Jarratt without registration under the Act or the Blue Sky
Laws.  The Board of Directors of JB Oxford may require Mr. Jarratt to deliver to
JB Oxford an agreement or undertaking setting forth any factual information that the Board of Directors of JB Oxford deems necessary to determine whether the Share Units and such Common Stock may be issued to Mr. Jarratt without registration under the Act or the Blue Sky Laws, including, without limitation, a representation and warranty that Mr. Jarratt is acquiring such Common Stock for investment and not with a view to, or for sale in connection with, the distribution of any such Common Stock.

      9. Nothing contained in this Agreement shall require JB Oxford to register any Common Stock that may be issuable at Mr. Jarratt's election under the Act or the Blue Sky Laws or to continue any such registration which may be in effect on or after the date of this Agreement. If any such Common Stock is not so registered when issued hereunder, then the certificate(s) for the Common
Stock shall bear a legend, in a form satisfactory to the Board of Directors of JB Oxford, restricting the transfer of such Common Stock unless such transfer is registered or exempt from registration under the Act or the Blue Sky Laws, and such Common Stock shall not be transferred except in accordance with such legend.

      10. JB Oxford and Mr. Jarratt agree that in the event the shareholders of JB Oxford either (a) approve an increase in the number of shares available for grant under the Plan or (b) adopt a new plan with sufficient shares of Common Stock available for Mr. Jarratt's grant of 800,000 stock options by June
8, 1999 this Agreement will be null and void and of no further effect. At the time of such approval or adoption, JB Oxford will provide Mr. Jarratt with a stock option agreement(s) evidencing the grant of such stock options.

      11.   (a)   No change or modification of this Agreement shall be valid unless the same is in writing and signed by both Mr. Jarratt and JB Oxford.

            (b) This Agreement and all rights hereunder shall be governed by, and construed and interpreted in accordance with, the laws of the State of California applicable to contracts made and to be performed entirely within that State.

            (c) This Agreement sets forth all of the agreements, warranties and representations among the parties hereto and thereto with respect to the Share Units, and there are no other promises, agreements, conditions understandings, representations or warranties, oral or written, express or implied, with respect to those Share Units.

            (d) The provisions of this Agreement relate solely to granting of the Share Units to Mr. Jarratt as of the date hereof and do not address or relate to any conditions of Mr. Jarratt's employment with JB Oxford.

            (e) This Agreement may be executed in any number of counterparts, each of which, when executed, shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

            (f)   If a compensation committee of the Board of Directors of JB
Oxford is formed after the date of this Agreement, such compensation committee shall be entitled to exercise the powers of the Board of Directors contained in this Agreement.

      IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the date first written above.

                                                JB OXFORD HOLDINGS, INC.

                                                 /s/ James G. Lewis
                                                By: James G. Lewis
                                                Its: President


                                                 /s/ Christopher L Jarratt
                                                CHRISTOPHER L. JARRATT



                                  EXHIBIT 10.8


                       STOCK APPRECIATION RIGHTS AGREEMENT


      THIS AGREEMENT is entered into as of the 8th day of June, 1998 by and between JAMES G. LEWIS, an individual residing in the State of Tennessee, and JB
OXFORD HOLDINGS, INC., a Utah corporation ("JB Oxford").

                                    RECITALS

      WHEREAS, Mr. Lewis is the President and a director of JB Oxford;

      WHEREAS, on June 8, 1998, the Board of Directors of JB Oxford granted Mr.
Lewis the option to purchase 750,000 shares of JB Oxford's common stock, par value $0.01 per share (the "Common Stock") at an exercise price equal to the market closing price of the Common Stock on June 5, 1998, or $1.3125 per share;

      WHEREAS, the 1994 JB Oxford Holdings, Inc. Stock Option Plan (the "Plan") currently does not have adequate shares available for the grant to Mr. Lewis;

      WHEREAS, approval of the shareholders of JB Oxford would be necessary to amend the Plan to increase the number of shares available for grant under the


Plan or, alternatively, the shareholders could adopt a new stock option plan with enough options available for grant to include Mr. Lewis' options;

      WHEREAS, the Board of Directors resolved at the June 8, 1998 Board meeting that JB Oxford wanted to provide a formula to grant Mr. Lewis phantom-stock or other comparable compensation in the event that shareholder approval is not obtained for either of the above alternatives (the "Resolution"); and

      WHEREAS, Mr. Lewis and JB Oxford desire to set forth the terms of the Resolution in further detail.

      NOW, THEREFORE, in consideration for the premises and the reciprocal obligations set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which the parties hereby acknowledge, and intending to bind themselves, the parties agree as follows:

                                   AGREEMENT

      1. JB Oxford hereby grants to Mr. Lewis stock appreciation rights with respect to the equivalent of 750,000 shares of Common Stock (collectively, the "Share Units"). Each Share Unit shall have an initial value of $1.3125 per share (the "Initial Value Per Share"). The stock appreciation rights granted under this Agreement mean the right to receive cash or Common Stock as described in Paragraph 4 of this Agreement.

      2.    JB Oxford shall keep a record of the Share Units granted to Mr.
Lewis, the Initial Value Per Share thereof, the vesting of each Share Unit and any adjustments to the number of Share Units or the Initial Value Per Share (the
"Account").

      3. To exercise any or all of the stock appreciation rights granted under this Agreement, Mr. Lewis shall notify JB Oxford in writing of the number of Share Units and the date on which he would like such Share Units valued (the
"Determination Date"). Mr. Lewis shall only include in such notice Share Units which have vested in accordance with the terms of the Share Units and this Agreement.

      4. JB Oxford agrees to pay Mr. Lewis, calculated only with respect to the Share Units identified in the notice in Section 3 hereof, the product of (a) the excess, if any, of the closing price per share of Common Stock as of the Determination Date on the Nasdaq National Market system, or such other national securities exchange or association on which the Common Stock is then listed (the
"Maturity Value Per Share"), over the Initial Value Per Share of such Share
Units in the Account, subject to adjustment as set forth in this Agreement, and
(b) the number of Share Units identified in the notice in Section 3 hereof, less any amount which JB Oxford is required to withhold with respect to such payment under the then applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and state or local income tax laws. Payment shall be made in cash unless, at Mr. Lewis' option, Mr. Lewis elects to receive such cash amount in shares of Common Stock. In such event, JB Oxford shall issue to Mr.
Lewis the number of shares of Common Stock that the cash amount less any required withholding could buy at the Maturity Value Per Share (without regard to any commissions).

      5.    The amount payable to Mr. Lewis under Section 4 shall be paid by JB
Oxford within 5 days after the Determination Date unless Mr. Lewis elects to receive such cash amount in shares of Common Stock, in which case delivery of the shares shall be within 15 days after the Determination Date.

      6. The Share Units shall be subject to the following terms and conditions:

      (a) The Share Units shall vest in three equal installments beginning on the first anniversary of June 8, 1998, the date of grant; provided, however, that the Share Units will become immediately fully vested upon the occurrence of a Change in Control. "Change in Control" means the occurrence of any of the following events:

i. If there occurs any transaction (which shall include a series of transactions occurring within 60 days or occurring pursuant to a plan), that has the result that shareholders of JB Oxford immediately before such transaction cease to own at least 51% of the voting stock of JB Oxford or of any entity that results from the participation of JB Oxford in a reorganization, consolidation, merger, liquidation or any other form of corporate transaction;

                  ii.   If the shareholders of JB Oxford approve a plan of
                    merger, consolidation, reorganization, liquidation or dissolution in which JB Oxford does not survive (unless the approved merger, consolidation, reorganization, liquidation or dissolution is subsequently abandoned);

                  iii.  If the shareholders of JB Oxford approve a plan for the sale, lease, exchange, transfer, assignment or other disposition of all or substantially all the property and assets of JB Oxford (unless such plan is subsequently abandoned); or

                  iv.   If the Board of Directors of JB Oxford does not consist
                    of a majority of  "Continuing Directors."  "Continuing
                    Directors" means the directors of JB Oxford on the date of this Agreement and each other director, if such other director's nomination for election to the board of directors of JB Oxford is recommended by a majority of the then
                    Continuing Directors.

            (b) In the event that (a) the number of outstanding shares of Common Stock shall be changed by reason of split-ups, combinations of shares, recapitalizations, stock dividends or otherwise, or (b) the Common Stock is converted into or exchanged for other shares as a result of any merger or consolidation (including a sale of assets) or other recapitalization, the number of Share Units then credited to the Account and the Initial Value Per Share included therein shall be appropriately adjusted so as to reflect the change.

      (c) No Share Units or amounts payable under this Agreement shall be transferable by Mr. Lewis other than by will or by the laws of descent and distribution and during Mr. Lewis' lifetime may be exercised only by him.

      (d) The unexercised portion, if any, of the Share Units shall automatically and without notice terminate and become null and void at the time of the earliest to occur of the following:

            (i) three (3) months after the date that Mr. Lewis' employment with the Company or any of its Subsidiaries is terminated for any reason other than by reason of (A) "Cause," which, solely for purposes of this Agreement, shall mean the termination of Mr. Lewis' employment by reason of (x) the final conviction of Mr. Lewis of a felony under the laws of the United States or any state thereof which results or was intended to result directly or indirectly in gain or personal enrichment by Mr. Lewis at the expense of JB Oxford, or (y) the participation by Mr. Lewis as an employee, officer or holder of more than five percent of the equity in any business engaged in activities in direct competition with JB Oxford without the prior written consent of JB Oxford, or
(z) willful misconduct, (B) the mental or physical disability (within the meaning of S22(e)(3) of the Code) of Mr. Lewis as determined by a medical doctor satisfactory to the Board of Directors of JB Oxford or (C) the death of Mr.
Lewis;

            (ii) immediately upon the termination of Mr. Lewis' employment with JB Oxford for Cause;

            (iii) one (1) year after the date that Mr. Lewis' employment with the Company is terminated by reason of a mental or physical disability (within the meaning of S22(e)(3) of the Code) as determined by a medical doctor satisfactory to the Board of Directors of JB Oxford;

            (iv) (A) one (1) year after the date of termination of Mr. Lewis' employment with the Company by reason of death of Mr. Lewis, or (B) three (3) months after the date that Mr. Lewis dies if such death occurs during the one
(1) year period specified in Section 6(d)(iii); or

            (v)   June 8, 2008.

      7. No dividend or other distribution paid by JB Oxford upon issued and outstanding Common Stock shall be payable to or for the Share Units held by Mr.
Lewis.

      8.    Mr. Lewis represents and warrants that:

            (a) Mr. Lewis is aware that no federal or state agency has made any findings or determination as to the fairness for public or private investment in, nor any recommendation or endorsement of, the Share Units or Common Stock that may be issuable at Mr. Lewis' election; and

            (b)   Mr. Lewis is aware that neither the Share Units nor the Common
Stock that may be issuable at Mr. Lewis' election are registered under the securities or "blue sky" laws of any state or jurisdiction (the "Blue Sky Laws") as of the date of this Agreement, and JB Oxford is under no obligation to cause the Share Units or such Common Stock to be registered under the Securities Act of 1933, as amended (the "Act"), or the Blue Sky Laws; and that in the event that the Share Units and such Common Stock are not registered under the Act or the Blue Sky Laws for any reason at a time when Mr. Lewis desires to elect to receive Common Stock, then, in addition to the other terms and conditions of this Agreement, such exercise shall be conditioned upon determination by the Board of Directors of JB Oxford that the Share Units and such Common Stock may be issued to Mr. Lewis without registration under the Act or the Blue Sky Laws.
The Board of Directors of JB Oxford may require Mr. Lewis to deliver to JB
Oxford an agreement or undertaking setting forth any factual information that the Board of Directors of JB Oxford deems necessary to determine whether the Share Units and such Common Stock may be issued to Mr. Lewis without registration under the Act or the Blue Sky Laws, including, without limitation, a representation and warranty that Mr. Lewis is acquiring such Common Stock for investment and not with a view to, or for sale in connection with, the distribution of any such Common Stock.

      9. Nothing contained in this Agreement shall require JB Oxford to register any Common Stock that may be issuable at Mr. Lewis' election under the Act or the Blue Sky Laws or to continue any such registration which may be in effect on or after the date of this Agreement. If any such Common Stock is not so registered when issued hereunder, then the certificate(s) for the Common
Stock shall bear a legend, in a form satisfactory to the Board of Directors of JB Oxford, restricting the transfer of such Common Stock unless such transfer is registered or exempt from registration under the Act or the Blue Sky Laws, and such Common Stock shall not be transferred except in accordance with such legend.

      10. JB Oxford and Mr. Lewis agree that in the event the shareholders of JB Oxford either (a) approve an increase in the number of shares available for grant under the Plan or (b) adopt a new plan with sufficient shares of Common
Stock available for Mr. Lewis' grant of 750,000 stock options by June 8, 1999 this Agreement will be null and void and of no further effect. At the time of such approval or adoption, JB Oxford will provide Mr. Lewis with a stock option agreement(s) evidencing the grant of such stock options.

      11.   (a)   No change or modification of this Agreement shall be valid unless the same is in writing and signed by both Mr. Lewis and JB Oxford.

            (b) This Agreement and all rights hereunder shall be governed by, and construed and interpreted in accordance with, the laws of the State of California applicable to contracts made and to be performed entirely within that State.

            (c) This Agreement sets forth all of the agreements, warranties and representations among the parties hereto and thereto with respect to the Share Units, and there are no other promises, agreements, conditions understandings, representations or warranties, oral or written, express or implied, with respect to those Share Units.

            (d) The provisions of this Agreement relate solely to granting of the Share Units to Mr. Lewis as of the date hereof and do not address or relate to any conditions of Mr. Lewis' employment with JB Oxford.

            (e) This Agreement may be executed in any number of counterparts, each of which, when executed, shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

            (f)   If a compensation committee of the Board of Directors of JB
Oxford is formed after the date of this Agreement, such compensation committee shall be entitled to exercise the powers of the Board of Directors contained in this Agreement.

      IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the date first written above.

                                                JB OXFORD HOLDINGS, INC.


                                                 /s/ Christopher L. Jarratt
                                                By: Christopher L. Jarratt
                                                Its:  Chief Executive Officer


                                                 /s/ James G. Lewis
                                                 JAMES G. LEWIS



                                   EXHIBIT 21


                                       State Or           Percentage Voting
                                       Jurisdiction Of    Securities Owned
          Name                         Incorporation      By Parent

JB Oxford & Company                    Utah                            100%
JB Oxford Insurance Services           California                      100%
Stocks4Less, Inc.                      Delaware                        100%


The subsidiaries listed above are all of the significant subsidiaries owned by JB Oxford Holdings, Inc.

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange
Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JB Oxford Holdings, Inc.



___/s/Christopher L. Jarratt______      ____/s/James G. Lewis________
Christopher L. Jarratt                  James G. Lewis, Director
Chief Executive Officer


___/s/Michael J. Chiodo________         ____/s/Mark M. Grossi________
Michael J. Chiodo                       Mark M. Grossi, Director
Chief Financial Officer, Treasurer,
Chief Accounting Officer

                                        ____/s/David G. Mahood______
                                        David G. Mahood, Director






April 12, 1999























