Form 10-Q
period 1999-03-31
JB OXFORD HOLDINGS INC
filed 1999-05-14
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(MARK ONE)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                      OR
[]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM ______________ TO _______________
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

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ___
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of May 11, 1999, the
Registrant had the following number of shares of common stock,       $0.01 par
value per share, outstanding: 14,284,375.






                         PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                    March 31,
                                                      1999       December 31,
                                                   (Unaudited)

ASSETS:
Cash and cash equivalents (including securities
purchased under agreements to resell of $54,003
and $140,516)                                     $   2,844,490  $   2,496,572
Cash and securities purchased under agreements to
resell, segregated under federal and other
regulations                                          51,476,275    110,151,075
Receivable from broker-dealers and clearing
organizations (net of allowance for doubtful
accounts of $0 and $2,103,802)                        7,865,106      7,321,066
Receivable from customers (net of allowance for
doubtful accounts of $1,329,023 and $5,354,864)     361,525,633    268,608,125
Other receivables (net of allowance for doubtful
accounts of $0 and $1,979,793)                        1,548,628      1,591,482
Marketable securities owned - at market value           417,806      2,927,071



Furniture, equipment, and leasehold improvements
 (at cost - net of accumulated depreciation and
 amortization of $5,497,410 and $5,389,576)           2,663,085      2,860,100
Income taxes refundable                                 717,396        717,396
Deferred income taxes                                 1,138,947      1,079,840
Clearing deposits                                     7,869,752      6,833,171
Other assets                                          1,357,830      1,404,455

TOTAL ASSETS                                       $439,424,948   $405,990,353


          See accompanying notes to Consolidated Financial Statements.




                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      March 31,   December 31,
                                                         1999         1998
                                                     (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Payable to broker-dealers and clearing organizations $125,843,289  $58,064,209
Payable to customers                                  277,296,058  311,958,515
Securities sold, not yet purchased - at market value       90,025      868,085
Accounts payable and accrued liabilities                6,079,014    9,010,480
Income taxes payable                                    2,370,354      552,648
Loans from shareholders                                 8,308,071    8,538,811

Notes payable                                              96,839      130,997
Subordinated borrowings                                        --    1,250,000

TOTAL LIABILITIES                                     420,083,650  390,373,745

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY:
Common stock  ($.01 par value, 100,000,000 shares
authorized; 14,914,226 and 14,141,205 shares issued)      149,142      141,412
Additional paid-in capital                             15,946,101   15,345,316
Retained earnings                                       4,030,760      327,660
Treasury stock at cost, 704,040 and 234,500 shares
 respectively                                            (784,705)    (197,780)

TOTAL SHAREHOLDERS' EQUITY                             19,341,298   15,616,608

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $439,424,948 $405,990,353

          See accompanying notes to Consolidated Financial Statements.




                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                For The Three Months Ended
                                                         March 31,




                                                   1999             1998

REVENUES:
Clearing and execution                           $ 5,125,692      $  2,286,827
Trading profits                                    4,021,691         1,802,884
Commissions                                        7,740,032         6,245,651
Interest                                           5,905,447         5,407,147
Other                                                200,737           259,915

  Total Revenues                                  22,993,599        16,002,424

EXPENSES:
Employee compensation                              2,281,347         2,345,990
Commission expense                                 2,852,582         2,332,182
Clearing and floor brokerage                         951,836           958,537
Communications                                     1,671,308         1,399,023
Occupancy and equipment                            1,105,351         1,371,334
Interest                                           3,261,062         3,449,937
Data processing charges                            2,411,433         1,440,447
Professional services                              1,179,673         1,032,948
Promotional                                          803,342           831,618
Bad debts                                            405,436           367,199
Other operating expenses                             584,796           611,738

  Total Expenses                                  17,508,166        16,140,953

Income (loss) before income taxes and              5,485,433          (138,529)
 extraordinary item
Income tax (benefit) provision                     2,219,208           (52,629)

Income (loss) before extraordinary item            3,266,225           (85,900)

Extraordinary item:  Forgiveness of debt,
 net of taxes                                        436,875                --

NET INCOME                                      $  3,703,100    $      (85,900)

          See accompanying notes to Consolidated Financial Statements.




                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)

                                                For The Three Months Ended
                                                         March 31,

                                                   1999             1998

BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) before income taxes and
 extraordinary item                                 $0.23            $(0.01)
Extraordinary item:  Forgiveness of debt,
 net of taxes                                        0.03                --
Basic Net Income (Loss) Per Share                   $0.26            $(0.01)



DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) before income taxes and
 extraordinary item                                 $0.13            $(0.01)
Extraordinary item:  Forgiveness of debt,
 net of taxes                                        0.02                --
Basic Net Income (Loss) Per Share                   $0.15            $(0.01)

Weighted average number of shares
Basic                                          14,154,338        14,141,205
Diluted                                        24,629,176        14,141,205

          See accompanying notes to Consolidated Financial Statements.




                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  For The Three Months Ended
                                                           March 31,

                                                      1999           1998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)                                   $ 3,703,100  $    (85,900)
Adjustments to reconcile net income (loss) to
cash used in operating activities:
 Depreciation and amortization                          314,845       350,209
 Deferred rent                                          (30,366)      (28,249)
 Provision for bad debts                                405,436            21
 Forgiveness of debt                                   (728,125)           --
 Changes in assets and liabilities:
Cash segregated under federal and other regulations  58,674,800   (41,329,429)
Receivable from broker-dealers and clearing
organizations                                          (544,040)   (6,235,282)
Receivable from customers                           (93,322,944)   10,569,569
Other receivables                                        42,854       753,635
Securities owned                                      2,509,265       902,625
Clearing deposits                                    (1,036,581)   (2,077,181)
Other assets                                             46,625       606,076

Payable to broker-dealers and clearing
organizations                                        67,779,080       126,393
Payable to customers                                (34,662,457)   43,592,309
Securities sold not yet purchased                      (778,060)     (732,425)
Accounts payable and accrued liabilities             (2,901,100)    2,313,413
Income taxes payable/receivable                       1,758,599      (110,277)

Net cash provided by operating activities             1,230,931     8,615,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (117,830)     (692,941)

Net cash used in investing activities                  (117,830)     (692,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable                             (34,158)           --
Advances on short term borrowing                             --       111,113
Issuance of common stock                                105,900            --
Purchase of treasury stock                             (586,925)           --
Payment subordinated loans                             (250,000)           --

Net cash provided by (used in) financing
 activities                                            (765,183)      111,113

NET INCREASE IN CASH AND CASH EQUIVALENTS               347,918     8,033,679
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
 QUARTER                                              2,496,572     2,598,062

CASH AND CASH EQUIVALENTS AT END OF THE QUARTER   $   2,844,490  $ 10,631,741

          See accompanying notes to Consolidated Financial Statements.





                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.        COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q
     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. The accompanying financial information should be read in conjunction with the Company's 1998 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.
     Two of the Company's subsidiaries, JB Oxford & Company ("JBOC") and Stocks4Less, Inc. ("S4L"), are consolidated in the quarterly financial information as of March 26, 1999 and March 27, 1998 because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company. (The operations of S4L were consolidated into the on-line division of JBOC in December 1998.)

NOTE 2.        ALLOWANCE FOR DOUBTFUL ACCOUNTS
     In the first quarter 1999, the Company deducted various receivable items from the allowance for doubtful accounts. These receivable items were being carried in an inactive subsidiary Reynolds Kendrick Stratton, Inc., and had been specifically reserved for in prior years.

NOTE 3.   DEFERRED INCOME TAXES
     Deferred income taxes are recorded at the amount Management believes to be realizable. No valuation allowance has been recorded, as Management believes the deferred income taxes will be realized through future profits of the Company.

NOTE 4.        EARNINGS PER SHARE
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                   For The Three Months Ended
                                                           March 31,
                                                       1999          1998
BASIC EARNINGS PER SHARE
Net income (loss)                                     $3,703,100     $(85,900)

Income (loss) available to common stockholders
 (numerator)                                          $3,703,100     $(85,900)


Weighted average common shares outstanding
 (denominator)                                        14,154,338   14,141,205


Basic Earnings (Loss) Per Share                            $0.26       $(0.01)






                                                   For The Three Months Ended
                                                            March 31,

                                                       1999          1998

DILUTED EARNINGS PER SHARE
Net income (loss)                                     $3,703,100     $(85,900)
Interest on convertible debentures, net of income
 tax                                                      74,635           --

Income (loss) available to common stockholders
 plus assumed conversions (numerator)                 $3,777,735     $(85,900)


Weighted average common shares outstanding            14,154,338   14,141,205
Weighted average options outstanding                   2,216,778           --
Weighted average convertible debentures                8,750,467           --
Stock acquired with proceeds                            (492,407)          --

Weighted average common shares and assumed
 conversions outstanding (denominator)                24,629,176   14,141,205


Diluted Earnings (Loss) Per Share                          $0.15       $(0.01)



     The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share, or be antidilutive.
     Options to purchase 965,000 shares of common stock at March 31, 1998, were not included in the computation of diluted earnings per share because the options' exercise price was greater then the average market price of the common share during the period. The options carry exercise prices ranging from $0.63 to $2.32 at March 31, 1999 and $1.08 to $3.00 at March 31, 1998. The options at March 31, 1999 expire at various dates through November 15, 2008 and were still outstanding as of March 31, 1999. Subsequent to March 31, 1999, options to purchase 74,189 additional shares were exercised for $117,877.

NOTE 5.        RELATED PARTY TRANSACTIONS
     In February 1999, Hareton Sales & Marketing, Inc. ("Hareton"), the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company. The Company issued 718,021 shares of common stock in full satisfaction of this debt.
     In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust") to purchase common stock of the Company. Third Capital Partners serves as trustee of the Trust, without compensation. Christopher L. Jarratt, the Company's Chairman, is the Chief Manager and Chief Executive Officer, and Mark D. Grossi, a member of the Company's Board of Directors, is a member, of Third Capital Partners. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's Common Stock for an average price of $1.25 per share. Pursuant to the terms of the Trust, Third Capital Partners has the right to vote the shares held by the Trust, but has no right to dispose of them except upon termination of the Trust. The Trust will terminate on February 18, 2001, or, if sooner, the completion of the investigation relating to the Company being conducted by the U.S. Attorney's Office, the Federal Bureau of Investigation and the SEC. See Note 7, "Contingent Liabilities," to the financial statements for a description of the investigation. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc.; and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.
     A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 7, "Contingent Liabilities"). The Company is not aware of any wrongdoing by Oeri Finance, Inc. and is continuing to pay the interest on the debt.

NOTE 6.        REGULATORY REQUIREMENTS
     JBOC is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires the maintenance of minimum net capital. JBOC has elected to use the alternative method permitted by the rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below five percent of aggregate debits.
     At March 31, 1999, JBOC had net capital of $19,334,024, which was $12,116,659 in excess of the minimum amount required. At December 31, 1998, JBOC had net capital of $17,754,370, which was $12,352,063 in excess of the minimum amount required.
     Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount of $51,235,532 and $104,469,048 at March 31, 1999 and December 31, 1998
respectively. Securities purchased are U.S. Treasury instruments having a market value of approximately 102% of cash tendered.

NOTE 7.        CONTINGENT LIABILITIES
     The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which follows:
  The Company is under investigation by the Securities and Exchange Commission (the "SEC") and the Los Angeles office of the United States Attorney's Office (the "USAO"). Management believes the investigations arise out of the activities of a former consultant to the Company and the activities of a company affiliated with the former Chairman of the Board of Directors of the Company, and have been reported in the Company's prior filings. The Company has continued to cooperate with the authorities with respect to these investigations. To date, no charges have been brought against the Company as a result of the SEC's investigation or the USAO's investigation. Presently, it is not possible to predict the ultimate outcome nor financial impact, if any, of the investigations on the Company; however, at this time, the Company cannot rule out the possibility that the outcome of the matter may have a material adverse impact upon the Company.

NOTE 8.        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                For the Three Months Ended
                                                         March 31,

                                                   1999              1998
Supplemental Disclosures of Cash Flow
 Information
Cash paid during the quarter for:

Interest                                          $3,283,373        $3,324,483
Income taxes                                         746,400            54,829

Supplemental disclosure of non-cash investing and financing activities:
Hareton, the holder of $502,615 in face value of convertible debentures, converted this debt to common stock during the first quarter. In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which is included in net income during the period. Additionally, the Company reclassified a subordinated borrowing to loans from shareholders in the amount of $1,000,000.

NOTE 9.        COMPREHENSIVE INCOME

     Comprehensive income (as defined by Statement of Financial Accounting Standards No. 130) is the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to owners. Net income is the only component of comprehensive income recorded by the Company for the periods presented. Therefore, all elements of comprehensive income are presented in the statement of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, particularly under Items 2 and 3, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements. See "Risk Factors," below.


Business Overview

JB Oxford Holdings, Inc. (together with its consolidated subsidiaries, the "Company"), through its wholly-owned subsidiaries, is engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. The Company's primary subsidiary is JB Oxford & Company ("JBOC"), a registered broker-dealer offering the following services:
(i) discount and electronic brokerage services to the investing public; (ii) clearing and execution services to correspondents on a fully-disclosed basis; and (iii) acting as a market maker in NASDAQ National Market System, New York Stock Exchange ("NYSE") and other national exchange listed securities.


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


Clearing and Execution Services

JBOC is self-clearing and provides clearing and execution services to independent broker-dealers. This division was historically profitable for JBOC but experienced some profit erosion in recent years as a result of increased competition that has affected operating margins. However, during the last 2 quarters, trading volume has significantly increased, resulting in greater revenues and increased profitability from clearing operations. The clearing business offers a high return on capital, and management believes that by careful selection and monitoring of the Company's correspondents, this business segment will remain profitable.


Market Making Activities

In order to facilitate the execution of security transactions for its own customers and the customers of its correspondents, JBOC acts as a market maker for approximately 500 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company's market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the National Association of Securities Dealers, Inc.'s ("NASD") rules regarding best execution.


Results of Operations


Revenues

The Company's total revenues were $22,993,599 in the first quarter 1999, an increase of 44% from $16,002,424 in the first quarter of 1998. The primary reason for the increase was a rise in clearing and execution revenue of 124% to $5,125,692 in the current quarter from $2,286,827 in the first quarter of 1998. Additionally, trading profits increased 123% to $4,021,691 in the first quarter of 1999 from $1,802,884 in the first quarter of 1998.

Commission revenues increased 24% to $7,740,032 in the first quarter of 1999 from $6,245,651 in the first quarter of 1998. Commission revenue was the largest single source of revenue to the Company during the comparable periods, consisting of 33% for the first quarter 1999 and 39% for the first quarter of 1998. For 1999, the Company anticipates increased commission revenue as the Company experiences growth in its discount and on-line brokerage divisions and as these revenues track the overall growth in trading volume experienced during recent years.

Interest revenues increased 9% to $5,905,447 in the first quarter of 1999 compared with $5,407,147 in the first quarter of 1998. Changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. Net interest income increased 35% from $1,957,210 in the first quarter 1998 to $2,644,385 in the first quarter 1999.

Revenues from trading profits increased as discussed above. These increases resulted from an increase in trading volume from the Company's discount and on-line brokerage operations, from the discontinuance of proprietary trading positions and investment banking activities which had negatively affected trading profits, and from an increase in the Company's market-making activities in listed securities initiated in the fourth quarter of 1997. Management anticipates additional growth in trading profits for 1999.


Expenses

Expenses totaled $17,508,166 for the first quarter of 1999, an increase of 8% from $16,140,953 in the first quarter of 1998. Many of the Company's expenses, including commission expense, interest expense, and data processing charges are directly related to commission revenues, trading revenues, which are all up from the fourth quarter of 1998. Data processing expense increased 67% to $2,411,433 in the first quarter of 1999 from $1,440,447 in the first quarter of 1998. This increase is the result of growth in correspondent clearing activities in addition to commission and trading volumes. The increase in expenses since 1998 is primarily a result of the growth in the Company's discount and on-line brokerage divisions.

Operating expenses decreased as a percent of total revenues from 101% in the first quarter of 1998 to 74% in the first quarter of 1999. Expenses for salaries decreased by 3% in the first quarter of 1999 to $2,281,347 from $2,345,990 in the first quarter of 1998. Occupancy and equipment costs decreased 19% to $1,105,351 in the first quarter of 1999 from $1,371,334 in the first quarter of 1998. These decreases reflect new management's concerted effort to contain costs and improve efficiency. These efforts began to produce positive results as total expenses were 74% of total revenues in the first quarter of 1999. Total expenses were 98%, 96%, and 89% of total revenues during the years ended 1998, 1997, and 1996, respectively.


Extraordinary Item

In February 1999, the company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which is included in net income ($436,875 net) and has been reflected as an extraordinary item during the period.


Liquidity and Capital Resources

The Company finances its growth through the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $30,000,000. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates.

The majority of the Company's corporate assets at March 31, 1999, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 6, "Regulatory Requirements," to the financial statements for regulatory requirements of the Company.

The Company currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, the Company may need to raise additional funds. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company's existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company's common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to the Company.


Liquidity at March 31, 1999

The Company's cash position increased during the first quarter of 1999 by $347,918 to $2,844,490. This compares with a net decrease in cash and cash equivalents of $7,171,325 in the last quarter of 1998. The fluctuation in the Company's cash position can be impacted by the settlement cycles of the business which relate directly to the cash provided from or used in operations.

In February 1999, Hareton Sales & Marketing, Inc. ("Hareton"), the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust") to purchase common stock of the Company. Third Capital Partners serves as trustee of the Trust, without compensation. Christopher L. Jarratt, the Company's Chairman, is the Chief Manager and Chief Executive Officer, and Mark D. Grossi, a member of the Company's Board of Directors, is a member, of Third Capital Partners. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's Common Stock for an average price of $1.25 per share. Pursuant to the terms of the Trust, Third Capital Partners has the right to vote the shares held by the Trust, but has no right to dispose of them except upon termination of the Trust. The Trust will terminate on February 18, 2001, or, if sooner, the completion of the investigation relating to the Company being conducted by the U.S. Attorney's Office, the Federal Bureau of Investigation and the SEC. See Note 7, "Contingent Liabilities," to the financial statements for a description of the investigation. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc.; and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.

A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 7, "Contingent Liabilities," to the financial statements). The Company is not aware of any wrongdoing by Oeri Finance, Inc. and is continuing to pay the interest on the debt.


Cash Flows From Operating Activities

Net cash provided by operating activities was $1,230,931 for the first quarter of 1999, compared to cash of $8,615,807 provided from operations during the first quarter of 1998. The Company's net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

During the first quarter of 1999, the most significant use of cash was the increase in receivables from customers of $93,322,944; additionally, a decline in payables to customers used cash of $34,662,457. This use of cash was funded by the decrease in cash segregated under federal and other regulations of $58,674,800 for the same period. The additional use of cash was financed through an increase in stock loan, this is represented in the increase in payables to broker-dealers and clearing organizations of $67,779,080.


Cash Flows Used In Investing Activities

The net cash used in investing activities during the first quarter of 1999 was $117,830 compared with $692,941 during the same quarter of 1998. These cash uses are a direct result of capital expenditures made by the Company during these periods. The Company's requirement for capital resources is not material to the business as a whole. The Company presently has no plans to open additional offices. The Company has been in the process of upgrading its information and communication systems, along with testing for year 2000 compliance. See "Year 2000 Compliance" below. Future expenditures for upgrading of the Company's various information and communication systems are not estimated to be material to the operation of the Company. The Company has no significant commitments for capital expenditures.


Cash Flows From Financing Activities

Financing activities used cash of $765,183 in the first quarter of 1999, compared to $111,113 cash provided from financing activities in the first quarter of 1998. The most significant use of cash for this activity was the purchase of treasury stock in the amount of $586,925.


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

The Company has developed a comprehensive plan to deal with the Year 2000 issue. The Company believes the plan, if properly implemented, will result in timely and adequate modifications of its systems and technology and those of its outside vendors to address Year 2000 issues appropriately. The plan has five phases:

 . Awareness _ defining the Year 2000 problem, gaining support and resources, developing a plan and establishing a project team.

 . Assessment _ assessing the size and complexity of the project and identifying all systems affected by the Year 2000 date change.

 . Renovation _ obtaining hardware and software upgrades and outside vendor certifications.

 . Validation _ testing systems including connections with other systems and acceptance of such by internal and external users.

 .  Implementation _ developing a contingency plan.

Except as indicated hereafter, the Company has substantially completed the five phases of its plan. However, to ensure success, the Company plans to:

 . Engage in ongoing discussions with outside vendors to determine if they have been successful in validating their compliance with their Year 2000 plans;

 . Use its best efforts to ensure that new systems or subsequent changes in existing systems are verified as Year 2000 compliant;

 . Test certain third-party systems which have computerized interfaces with the Company's systems; and

 .  Continue to refine its contingency plan.

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

Some of the Company's computer hardware and software applications were modified or replaced in order to maintain their functionality as the Year 2000 approaches. The total direct costs of the Year 2000 effort were less then $250,000 in 1998 and is expected to be less then $250,000 in 1999.

Management believes that it is likely that its year 2000 compliance efforts will be successful. However, it is possible that necessary remediation of vendor-reliant systems may not be completed in a timely manner, or third-party systems with which the Company has computerized interfaces may create Year 2000 issues. It is also possible that the expenses or liabilities to which the Company may become subject as a result of such issues could be material. Any such event or occurrence could have a material adverse effect on the Company's business, prospects, operating results and financial condition. Ultimately, the potential impact of the Year 2000 issue on the Company will depend on a series of complex factors, including the following:

 .  The corrective measures undertaken by the Company itself;

 .  The measures undertaken by outside vendors to become Year 2000 compliant;

 . The accuracy of representations made by outside vendors to the Company concerning their state of readiness;

 . The degree of compliance by governmental agencies, businesses (including telephone and other utility companies) and other entities which engage in essential communications or third-party computerized interfaces with the Company and its customers; and

 .  The degree of compliance by customers.

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


Risk Factors

In accordance with "plain English" guidelines provided by the SEC, the Risk Factors have been written in the first person.

You should carefully consider the risks described in the Company's Form 10-Q for the quarter ended March 31, 1999 before making an investment decision in the Company. These risks include the fact that our business is ever-changing; the market for discount and electronic brokerage services is at an early stage of development; the U.S. securities markets are subject to fluctuation; our clearing operations expose us to risks that exceed the simple risk of loss of business; possible delays in the introduction of new services and products; competition; government regulation; net capital requirements; systems failures; stock price volatility; and the Year 2000 problem. These risks and uncertainties are not the only ones facing the Company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. This document also contains forward-looking statements that involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.



ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk Disclosures

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. See Item 2 "Special Note Regarding Forward-Looking Statements" above. The Company is exposed to market risk related to changes in interest rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

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




                          PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company and its subsidiaries are a party to a number of pending legal or administrative proceedings, including suits involving various customers that allege damages arising as a result of brokerage transactions by the Company.
All of the legal and administrative proceedings have arisen in the ordinary conduct of its business. Those that may have a significant impact on the Company have been disclosed in previous filings. See also Note 7, "Contingent Liabilities," to the financial statements for a discussion regarding the federal investigation.


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

There has been no material modification of ownership rights of securities holders. Certain subsidiary companies, as part of their normal broker-dealer activities, have minimum capital requirements imposed by regulatory agencies. See Note 4, "Earnings Per Share," to the financial statements. These requirements may restrict the payment of dividends.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b) A Report on Form 8-K was filed on March 8, 1999, reporting under Item 5. Other Events, the establishment of the JB Oxford Revocable Government Trust pursuant to a trust agreement between the Company and Third Capital Partners, LLC, as trustee.




     Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo

Michael J. Chiodo
Chief Financial Officer


May 14, 1999