Form 10-Q
period 1999-06-30
JB OXFORD HOLDINGS INC
filed 1999-08-16
CIK 816330

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1999
                                    OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to _______________

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

Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 30, 1999, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 15,086,726.



PART I - FINANCIAL INFORMATION


Item 1.	Financial Statements

                      JB Oxford Holdings, Inc. and Subsidiaries
                    Consolidated Statements of Financial Condition



                                                  June 30, 1999   December 31,
                                                   (Unaudited)        1998
Assets:


Cash and cash equivalents (including securities
 purchased under agreements to resell of
 $4,071,919 and $140,516)                           $  8,954,934 $   2,496,572

Cash and securities purchased under agreements
 to resell,segregated under federal and
 other regulations                                    16,820,278   110,151,075

Receivable from broker-dealers and clearing
 organizations (net of allowance for doubtful
 accounts of $0 and $2,103,802)                        8,254,222     7,321,066

Receivable from customers (net of allowance
 for doubtful accounts of $1,619,375
 and $5,354,864)                                     396,676,845   268,608,125

Other receivables (net of allowance for
 doubtful accounts of $0 and $1,979,793)               1,665,224     1,591,482

Marketable securities owned - at market value            375,328     2,927,071

Furniture, equipment, and leasehold improvements
 (at cost -net of accumulated depreciation
 and amortization of $5,596,589 and $5,389,576)        2,418,967     2,860,100

Income taxes refundable                                  717,396       717,396

Deferred income taxes                                  1,258,947     1,079,840

Clearing deposits                                      7,523,114     6,833,171

Other assets                                           1,189,907     1,404,455

Total assets                                        $445,855,162  $405,990,353

         See accompanying notes to Consolidated Financial Statements.




                 JB Oxford Holdings, Inc. and Subsidiaries
               Consolidated Statements of Financial Condition



                                                 June 30, 1999    December 31,
                                                  (Unaudited)         1998

Liabilities and shareholders' equity:

Liabilities:

Payable to broker-dealers and clearing
 organizations                                    $126,988,875    $ 58,064,209

Payable to customers                               278,120,173     311,958,515

Securities sold, not yet purchased
 - at market value                                      69,221         868,085

Accounts payable and accrued liabilities             7,534,797       9,010,480

Income taxes payable                                   931,291         552,648

Loans from shareholders                              8,308,071       8,538,811

Notes payable                                           74,066         130,997

Subordinated borrowings                                     --       1,250,000

Total liabilities                                  422,026,494     390,373,745

Commitments and contingent liabilities

Shareholders' equity:

Common stock  ($.01 par value,
 100,000,000 shares authorized;
 14,999,226 and 14,141,205 shares issued)              149,992         141,412

Additional paid-in capital                          16,085,651      15,345,316

Retained earnings                                    8,377,730         327,660

Treasury stock at cost, 704,040 and
 234,500 shares respectively                          (784,705)       (197,780)

Total shareholders' equity                          23,828,668      15,616,608

Total liabilities and shareholders' equity        $445,855,162    $405,990,353

           See accompanying notes to Consolidated Financial Statements.




                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Operations
                                   (Unaudited)


                                                     For The Six Months Ended
                                                              June 30,
                                                       1999            1998

Revenues:

Clearing and execution                             $11,003,967    $  4,675,070

Trading profits                                      8,955,639       2,936,557

Commissions                                         16,197,944      13,303,389

Interest                                            13,330,441      11,332,723

Other                                                  377,454         274,293

Total Revenues                                      49,865,445      32,522,032

Expenses:

Employee compensation                                4,682,597       4,655,416

Commission expense                                   6,222,159       5,251,519

Clearing and floor brokerage                         1,843,361       2,049,847

Communications                                       3,382,627       2,995,935

Occupancy and equipment                              2,326,657       2,735,022

Interest                                             7,199,846       7,057,904

Data processing charges                              4,802,295       2,571,640

Professional services                                2,057,036       1,764,249

Promotional                                          1,751,256       2,045,514

Bad debts                                            1,045,858         672,989

Other operating expenses                             1,188,558       1,367,501

Total Expenses                                      36,502,250      33,167,536

Income (Loss) From Operations                       13,363,195        (645,504)

Non-cash interest expense on convertible notes              --       2,530,000

Income (loss) before income taxes and
 extraordinary item                                 13,363,195      (3,175,504)

Income Tax Provision                                 5,750,000        (250,000)

Income (loss) before extraordinary item              7,613,195      (2,925,504)

Extraordinary item:  Forgiveness
 of debt, net of taxes                                 436,875              --

Net Income (Loss)                                 $  8,050,070   $  (2,925,504)


           See accompanying notes to Consolidated Financial Statements.




                    JB Oxford Holdings, Inc. and Subsidiaries
                  Consolidated Statements Of Operations - continued
                                   (Unaudited)


                                                      For The Six Months Ended
                                                               June 30,
                                                           1999          1998
Basic Net Income (Loss) Per Share:
Income (loss) before income taxes
 and extraordinary item                                    $0.54        $(0.21)
  Extraordinary item:  Forgiveness of debt,
    net of taxes                                            0.03            --

Basic Net Income (Loss) Per Share                          $0.57        $(0.21)

Diluted Net Income (Loss) Per Share:
Income (loss) before income taxes
 and extraordinary item                                    $0.31        $(0.21)

 Extraordinary item:  Forgiveness of debt,
   net of taxes                                             0.02            --
Basic Net Income (Loss) Per Share                          $0.33        $(0.21)


Weighted average number of shares
  Basic                                               14,209,705    14,141,205
  Diluted                                             24,667,476    14,141,205





















            See accompanying notes to Consolidated Financial Statements.




                       JB Oxford Holdings, Inc. and Subsidiaries
                         Consolidated Statements Of Operations
                                       (Unaudited)



                                                    For The Three Months Ended
                                                              June 30,
                                                        1999           1998
Revenues:
 Clearing and execution                              $ 5,878,275  $  2,388,243
 Trading profits                                       4,933,948     1,133,673
 Commissions                                           8,457,912     7,057,738
 Interest                                              7,424,994     5,925,576
 Other                                                   176,717        14,378
 Total Revenues                                       26,871,846    16,519,608
Expenses:
 Employee compensation                                 2,401,250     2,309,426
 Commission expense                                    3,369,577     2,919,337
 Clearing and floor brokerage                            891,525     1,091,310
 Communications                                        1,711,319     1,596,912
 Occupancy and equipment                               1,221,306     1,363,688
 Interest                                              3,938,784     3,607,967
 Data processing charges                               2,390,862     1,131,193
 Professional services                                   877,363       731,301
 Promotional                                             947,914     1,213,896
 Bad debts                                               640,422       305,790
 Other operating expenses                                603,762       755,763
 Total Expenses                                       18,994,084    17,026,583

Income (Loss) From Operations                          7,877,762      (506,975)

 Non-cash interest expense on convertible notes               --     2,530,000

Income (Loss) Before Income Taxes                      7,877,762    (3,036,975)

 Income Tax Provision                                  3,530,792      (197,371)
Net Income (Loss)                                    $ 4,346,970  $ (2,839,604)

Basic Net Income (Loss) Per Share                          $0.31        $(0.20)
Diluted Net Income (Loss) Per Share                        $0.18        $(0.20)
Weighted average number of shares
   Basic                                              14,264,463    14,141,205
   Diluted                                            24,624,056    14,141,205

           See accompanying notes to Consolidated Financial Statements.




                     JB Oxford Holdings, Inc. and Subsidiaries
                       Consolidated Statements Of Cash Flows
                                    (Unaudited)

                                                      For The Six Months Ended
                                                                June 30,
                                                             1999       1998
Increase (decrease) in cash and cash equivalents:
Cash flows provided by operating activities:
 Net income (loss)                                    $8,050,070   $(2,925,504)
 Adjustments to reconcile net income
 (loss) to cash used in operating activities:
   Depreciation and amortization                         638,898       719,788
   Deferred rent                                          60,733)      (55,378)
   Provision for bad debts                             1,045,858            86
   Non-cash interest expense on convertible debentures        --     2,530,000
   Forgiveness of debt                                  (728,125)           --
 Changes in assets and liabilities:
   Cash segregated under federal and
   other regulations                                  93,330,797    (2,082,385)
   Receivable from broker-dealers
   and clearing organizations                           (933,156)   (7,224,716)
   Receivable from customers                        (129,114,578)    2,087,318
   Other receivables                                     (73,742)      882,089
   Securities owned                                    2,551,743       668,767
   Clearing deposits                                    (689,943)     (570,678)
   Deferred income taxes receivable                     (179,107)     (158,171)
   Other assets                                          214,548       813,297
   Payable to broker-dealers and
   clearing organizations                             68,924,666    (6,698,631)
   Payable to customers                              (33,838,342)   11,579,233
   Securities sold, not yet purchased                   (798,864)     (444,711)
   Accounts payable and accrued liabilities           (1,414,950)    1,742,790
   Income taxes payable/receivable                       378,643      (182,028)
Net cash provided by operating activities              7,303,683       681,166
Cash flows from investing activities:
 Capital expenditures                                   (197,765)     (828,333)
Net cash used in investing activities                   (197,765)     (828,333)
Cash flows from financing activities:
 Repayments of notes payable                             (56,931)     (250,000)
 Advances on short term borrowing                             --     1,075,022
 Loans from shareholders                                      --     2,000,000
 Issuance of common stock                                246,300            --
 Purchase of treasury stock                             (586,925)           --
 Payment of subordinated loans                          (250,000)           --
Net cash provided by (used in) financing  activities    (647,556)    2,825,022
Net increase in cash and cash equivalents              6,458,362     2,677,855
Cash and cash equivalents at beginning of the period   2,496,572     2,598,062
Cash and cash equivalents at end of the period      $  8,954,934   $ 5,275,917


           See accompanying notes to Consolidated Financial Statements




                  JB Oxford Holdings, Inc. and Subsidiaries
                 Notes To Consolidated Financial Statements
                                  (Unaudited)


Note 1.		Company's Quarterly Report Under Form 10-Q

     	In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. The accompanying financial information should be read in conjunction with the Company's 1998 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.
    	Two of the Company's subsidiaries, JB Oxford & Company ("JBOC") and Stocks4Less, Inc. ("S4L"), are consolidated in the quarterly financial information as of June 25, 1999 and June 26, 1998 because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company. (The operations of S4L were consolidated into the on-line division of JBOC in December 1998.)


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


Note 4.		Earnings per Share

    	The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                      For The Six Months Ended
                                                               June 30,
                                                          1999          1998
Basic Earnings Per Share
Net income (loss)                                     $8,050,070   $(2,925,504)
Income (loss) available to common
 stockholders (numerator)                             $8,050,070   $(2,925,504)
Weighted average common shares
 outstanding (denominator)                            14,209,705    14,141,205
Basic Earnings (Loss) Per Share                            $0.57        $(0.21)

Diluted Earnings Per Share
Net income (loss)                                     $8,050,070   $(2,925,504)
Interest on convertible debentures,
 net of income tax                                       147,587            --
Income (loss) available to common
 stockholders plus assumed conversions (numerator)    $8,197,657   $(2,925,504)
Weighted average common shares outstanding            14,209,705    14,141,205
Weighted average options outstanding                   2,181,291            --
Weighted average convertible debentures                8,602,058            --
Stock acquired with proceeds                            (325,578)           --
Weighted average common shares and assumed conversions
outstanding (denominator)                             24,667,476    14,141,205
Diluted Earnings (Loss) Per Share                          $0.33        $(0.21)

     The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share, or be antidilutive.
     Options to purchase 965,000 shares of common stock at June 30, 1998 were not included in the computation of diluted earning per share because the options' exercise price was greater than the average market price of the common stock during the respective periods. The options carry exercise prices ranging from $0.63 to $9.00 at June 30, 1999 and $1.08 to $3.00 at June 30, 1998. The options outstanding at June 30, 1999 expire at various dates through June 3, 2009 and were still outstanding as of June 30, 1999. Subsequent to June 30,1999 options to purchase 87,500 additional shares were exercised for $144,850.


Note 5.		Related Party Transactions

     In February 1999, Hareton Sales & Marketing, Inc. ("Hareton"), the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company.
The Company issued 718,021 shares of common stock in full satisfaction of this debt.
     In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust") to purchase common stock of the Company.
Third Capital Partners, LLC serves as trustee of the Trust, without compensation. Christopher L. Jarratt, the Company's Chairman, is the Chief Manager and Chief Executive Officer, and Mark D. Grossi, a member of the Company's Board of Directors, is a member, of Third Capital Partners, LLC.
The Company loaned the Trust $586,915, which the Trust used to purchase
469,540 shares of the Company's Common Stock for an average price of $1.25 per share. Pursuant to the terms of the Trust, Third Capital Partners, LLC has the right to vote the shares held by the Trust, but has no right to dispose of them except upon termination of the Trust. The Trust will terminate on February 18, 2001, or, if sooner, the completion of the investigation relating to the Company being conducted by the U.S. Attorney's Office, the Federal Bureau of Investigation and the SEC. See Note 7, "Contingent Liabilities," to the financial statements for a description of the investigation. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc.; and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance Inc., Felix
Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.
    	A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000 is included in loans from shareholders. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 7, "Contingent Liabilities").
The Company continues to pay interest on the debt.

Note 6.		Regulatory Requirements

    	JBOC and S4L are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JBOC has elected to use the alternative method permitted by the rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. The rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below 5% of aggregate debits. S4L is a fully disclosed non-clearing broker-dealer, which is required to maintain minimum net capital, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness, as defined by the rule. (The operations of S4L were consolidated into the on-line division of JBOC in December 1998.)
    	At June 30, 1999, JBOC had net capital of $24,100,577, which was $16,100,984 in excess of the minimum amount required. At December 31, 1998, JBOC had net capital of $17,754,370, which was $12,352,063 in excess of the minimum amount required.
    	Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount of $13,552,820 and $104,469,048 at June 30, 1999 and December 31,
1998, respectively. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered.


Note 7.		Contingent Liabilities

    	The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which are described below:
     The Company is under investigation by the SEC and the Los Angeles office of the United States Attorney's Office (the "USAO"). Management believes the investigations arise out of the activities of a former consultant to the Company and the activities of a company affiliated with the former Chairman of the Board of Directors of the Company, and have been reported in the Company's prior filings. The Company has continued to cooperate with the authorities with respect to these investigations. To date, no charges have been brought against the Company as a result of the SEC's investigation or the USAO's investigation. Presently, it is not possible to predict the ultimate outcome nor financial impact, if any, of the investigations on the Company; however, at this time, the Company cannot rule out the possibility that the outcome of the matter may have a material adverse impact upon the Company.


Note 8.		Supplemental Disclosures of Cash Flow Information


                                              For the Six Months Ended June 30,
                                                       1999            1998
                                                    (Unaudited)     (Unaudited)

Supplemental Disclosures of Cash Flow Information
  Cash paid during the quarter for:
    Interest                                          $7,230,326    $6,318,076
    Income taxes                                       5,834,400       346,829

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
         Results of Operations

Special Note Regarding Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q, particularly under Items 2 and 3, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-ooking statements. See "Risk Factors," below.

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

Discount and Electronic Brokerage Services

     JBOC provides a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. The Company continues to upgrade and improve its brokerage technologies in order to provide its customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to its trading capabilities, the Company's Internet site (www.jboxford.com) currently provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information.
     Management believes that the Company can continue to grow its discount and electronic brokerage division in 1999 due to its ability to provide high quality, flexible, and customer-sensitive responses and services. The Company continually upgrades computer systems and services within each of its divisions to utilize and take advantage of the technological developments.

Clearing and Execution Services

     JBOC is self-clearing and provides clearing and execution services to independent broker-dealers. This division was historically profitable for JBOC but experienced some profit erosion in recent years as a result of increased competition that has affected operating margins. However, during the last 3 quarters, trading volume has significantly increased, resulting in greater revenues and increased profitability from clearing operations. The clearing business offers a high return on capital, and management believes that by careful selection and monitoring of the Company's correspondents, this business segment will remain profitable.

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

Results of Operations

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

Revenues

     The Company's total revenues were $49,865,445 in the first half 1999, an increase of 53% from $32,522,032 in the first half of 1998. A primary reason for the increase was a rise in clearing and execution revenue of 135% to $11,003,967 in the current period from $4,675,070 in the first half of 1998. Additionally, trading profits increased 205% to $8,955,639 in the first half of 1999 from $2,936,557 in the first half of 1998.
     Commission revenues increased 22% to $16,197,944 in the first half of 1999 from $13,303,389 in the first half of 1998. Commission revenue was the largest single source of revenue to the Company during the comparable periods, consisting of 32% for the first half 1999 and 41% for the first half of 1998. For 1999, the Company anticipates increased commission revenue as the Company experiences growth in its discount and on-line brokerage divisions and as these revenues track the overall growth in trading volume experienced during recent years.
     Interest revenues increased 18% to $13,330,441 in the first half of 1999 compared with $11,332,723 in the first half of 1998. Changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. Net interest income increased 43% from $4,274,819 in the first half 1998 to $6,130,595 in the first half 1999.
     Revenues from trading profits increased as discussed above. These increases resulted from an increase in trading volume from the Company's discount and on-line brokerage operations, from the discontinuance of proprietary trading positions and investment banking activities which had negatively affected trading profits, and from an increase in the Company's market-making activities in listed securities initiated in the fourth quarter of 1997. Management anticipates additional growth in trading profits for 1999.

Expenses

     Expenses totaled $36,502,250 for the first half of 1999, an increase of 10% from $33,167,536 in the first half of 1998. Many of the Company's expenses, including commission expense, interest expense, and data processing charges are directly related to commission revenues, trading revenues, which are all up from the prior period. Data processing expense increased
87% to $4,802,295 in the first half of 1999 from $2,571,640 in the first half of 1998. This increase is the result of growth in correspondent clearing activities in addition to commission expenses and trading volumes. The increase in expenses since 1998 is primarily a result of the growth in the Company's discount and on-line brokerage divisions.
     Operating expenses decreased as a percent of total revenues from 102% in the first half of 1998 to 73% in the first half of 1999. Expenses for salaries increased by 1% in the first half of 1999 to $4,682,597 from $4,655,416 in the first half of 1998. Occupancy and equipment costs decreased 15% to $2,326,657 in the first half of 1999 from $2,735,022 in the first half of 1998. These decreases reflect new management's concerted effort to contain costs and improve efficiency. These efforts began to produce positive results as total expenses were 73% of total revenues in the first half of 1999. Total expenses were 98%, 96%, and 89% of total revenues during the years ended 1998, 1997, and 1996, respectively.
     As previously announced, the Company is preparing to launch a new advertising campaign during the third quarter of 1999. It is anticipated the Company could spend as much as $10,000,000 on advertising in the last half of 1999. The amount of spending could be influenced by market conditions and revenue growth created from the campaign, among other factors. Management expects this will have a negative effect on the Company's profitability in the short term.

Quarter Ended June 30, 1999 compared to Quarter Ended June 30, 1998

     The Company recorded a net profit of $4,346,970 for the quarter ended June 30, 1999. This compares to a net loss of $2,839,604 for the quarter ended June 30, 1998. The loss in 1998 includes a non-cash interest charge of $2,530,000 relating to the change of control transaction that occurred during the second quarter of 1998. The Company reported income from operations of $7,877,762 for the quarter ended June 30, 1999, this compares to a loss from operations of $506,975 for the quarter ended June 30, 1998.
     Total revenues for the second quarter of 1999 were $ 26,871,846, an increase of $10,352,238 or 63% from the comparable 1998 quarter and an increase of $3,878,247 or 17% from the first quarter of 1999. Total expenses for the second quarter of 1999 were $18,994,084, an increase of $1,967,501 or 12% from the comparable quarter of 1998, and an increase of $1,485,918 or 8% from the first quarter of 1999.

Extraordinary Item

     In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which is included in net income ($436,875 net) and has been reflected as an extraordinary item during the period.

Liquidity and Capital Resources

     The Company finances its growth through the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $30,000,000. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates.
     The majority of the Company's corporate assets at June 30, 1999, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital and the use of customer cash and securities. See Note 6, "Regulatory Requirements," above for regulatory requirements of the Company.
     The Company currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, the Company may need to raise additional funds. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company's existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company's common stock. If additional funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to the Company.

Liquidity at June 30, 1999

     The Company's cash position increased during the first half of 1999 by $6,458,362 to $8,954,934. This compares with a net increase in cash and cash equivalents of $2,677,855 in the first half of 1998. The fluctuation in the Company's cash position can be impacted by the settlement cycles of the business which relate directly to the cash provided from or used in operations.
     In February 1999, Hareton Sales & Marketing, Inc. ("Hareton"), the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company and the Company issued 718,021 shares of common stock in full satisfaction of this debt.
     In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust") to purchase common stock of the Company.
Third Capital Partners, LLC serves as trustee of the Trust, without compensation. Christopher L. Jarratt, the Company's Chairman, is the Chief Manager and Chief Executive Officer, and Mark D. Grossi, a member of the Company's Board of Directors, is a member, of Third Capital Partners, LLC.
The Company loaned the Trust $586,915, which the Trust used to purchase
469,540 shares of the Company's Common Stock for an average price of $1.25 per share. Pursuant to the terms of the Trust, Third Capital Partners, LLC has the right to vote the shares held by the Trust, but has no right to dispose of them except upon termination of the Trust. The Trust will terminate on February 18, 2001, or, if sooner, the completion of the investigation relating to the Company being conducted by the U.S. Attorney's Office, the Federal Bureau of Investigation and the SEC. See Note 7, "Contingent Liabilities," to the financial statements for a description of the investigation. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc.; and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance Inc., Felix
Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.
     A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000 is included in loans from shareholder. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 7, "Contingent Liabilities," to the financial statements). The Company continues to pay interest on the debt.

Cash Flows From Operating Activities

     Net cash provided by operating activities was $7,303,683 for the first half of 1999, compared to cash of $681,166 provided from operations during the first half of 1998. The Company's net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.
     During the first half of 1999, the most significant use of cash was the increase in receivables from customers of $129,114,578; additionally, a decline in payables to customers used cash of $33,838,342. This use of cash was funded by the decrease in cash segregated under federal and other regulations of $93,330,797 for the same period. The additional use of cash was financed through an increase in stock loan, which is represented in the increase in payables to broker-dealers and clearing organizations of $68,924,666.

Cash Flows Used In Investing Activities

     The net cash used in investing activities during the first half of 1999 was $197,765 compared with $828,333 during the same period of 1998. These cash uses are a direct result of capital expenditures made by the Company during these periods. The Company's requirement for capital resources is not material to the business as a whole. The Company presently has no plans to open additional offices. The Company has been in the process of upgrading its information and communication systems, along with testing for year 2000 compliance. See "Year 2000 Compliance" below. Future expenditures for upgrading of the Company's various information and communication systems are not estimated to be material to the operation of the Company. The Company has no significant commitments for capital expenditures.

Cash Flows From Financing Activities

     Financing activities used cash of $647,556 in the first half of 1999, compared to $2,825,022 cash provided from financing activities in the first half of 1998. The most significant use of cash for this activity was the purchase of treasury stock in the amount of $586,925. During 1998 the Company received $2,000,000 in loan proceeds from shareholders and $1,075,022 from short-term borrowings.

Year 2000 Compliance

     The Year 2000 problem arises when computer programs have been written using two digits rather than four to define the applicable year. As a result, date-sensitive hardware and software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and impede normal business activities.
     Recently, the SEC amended Rule 17a-5 under the Securities Exchange Act of 1934 to require certain broker-dealers to file with the SEC and their designated examining authorities a report prepared by an independent public accountant regarding the broker-dealer's process for preparing for the year 2000. The report will provide valuable information on the existence and sufficiency of a broker-dealer's process for addressing Year 2000 problems; provide an independent verification of the accuracy of the information contained in the broker-dealer's second Form BD-Y2K; aid the SEC in obtaining a more complete understanding of the industry's overall Year 2000 preparations; and identify firm-specific and industry-wide problems.
     The Company has developed a comprehensive plan to deal with the Year
2000 issue. The Company believes the plan, if properly implemented, will result in timely and adequate modifications of its systems and technology and those of its outside vendors to address Year 2000 issues appropriately.
The plan has five phases:

  * Awareness - defining the Year 2000 problem, gaining support and resources, developing a plan and establishing a project team.

  * Assessment - assessing the size and complexity of the project and identifying all systems affected by the Year 2000 date change.

  * Renovation - obtaining hardware and software upgrades and outside vendor certifications.

  * Validation - testing systems including connections with other systems and acceptance of such by internal and external users.

  * Implementation - developing a contingency plan.

Except as indicated hereafter, the Company has substantially completed the five phases of its plan. However, to ensure success, the Company plans to:

  * Engage in ongoing discussions with outside vendors to determine if they have been successful in validating their compliance with their Year 2000 plans;

  * Use its best efforts to ensure that new systems or subsequent changes in existing systems are verified as Year 2000 compliant;

  * Test certain third-party systems which have computerized interfaces with the Company's systems; and

  * Continue to refine its contingency plan.

     The Company has engaged the services of independent consultants to review the overall Year 2000 project, the cost of which has not been material to the Company. The independent consultants have been requested to emphasize testing of vendor-reliant, mission-critical systems and to assist in the development of a contingency plan.
     The Company relies substantially on outside vendors to provide computer hardware and software systems for its operations. Consequently, the Year
2000 plan places heavy emphasis on compliance by outside vendors. The plan prioritizes outside vendors by the degree of dependence on the computer systems they provide. The plan also addresses customer capabilities to become Year 2000 compliant. Finally, the plan requires review of non-information technology systems, such as the alarm systems.
     To determine the readiness of outside vendors, the Company has solicited written communications from each major outside vendor about its compliance with Year 2000. Most outside vendors have responded that they are Year 2000 compliant. For those outside vendors who provide mission-critical systems and have certified these systems as Year 2000 compliant, the Company has conducted testing of these systems, using various Year 2000-critical dates.
     The Company will follow-up on a regular basis throughout 1999 with those outside vendors that the Company has determined to be significant, and have responded that they are working toward Year 2000 compliance. These outside vendors have advised the Company that they expect to be Year
2000 compliant prior to December 31, 1999, and there are no Year 2000 compliance issues which appear to be uncorrectable by that date. For such outside vendors that provide mission-critical systems, the Company will be conducting ongoing testing to validate Year 2000 compliance.
     The Company has determined that other outside vendors will not have a material impact on its operations, whether or not they are Year 2000 compliant.
     The Company has sent a questionnaire to each of its significant customers to determine the extent of risk created by any failure by them to remediate their own Year 2000 issues. All these customers have responded.
Each customer is categorized according to its state of readiness based on its response to the questionnaire and the Company's review of the customer. The Company will make a reassessment on each customer's risk on a regular basis. The Company has tested its non-information technology systems, such as microprocessors controlling its environmental and alarm systems and verified that they are Year 2000 compliant.
     Some of the Company's computer hardware and software applications were modified or replaced in order to maintain their functionality as the Year
2000 approaches. The total direct costs of the Year 2000 effort were less than $250,000 in 1998 and is expected to be less than $250,000 in 1999.
     Management believes that it is likely that its year 2000 compliance efforts will be successful. However, it is possible that necessary remediation of vendor-reliant systems may not be completed in a timely manner, or third-party systems with which the Company has computerized interfaces may create Year 2000 issues. It is also possible that the expenses or liabilities to which the Company may become subject as a result of such issues could be material. Any such event or occurrence could have a material adverse effect on the Company's business, prospects, operating results and financial condition. Ultimately, the potential impact of the Year 2000 issue on the Company will depend on a series of complex factors, including the following:

  * The corrective measures undertaken by the Company itself;

  * The measures undertaken by outside vendors to become Year 2000 compliant;

  * The accuracy of representations made by outside vendors to the Company concerning their state of readiness;

  * The degree of compliance by governmental agencies, businesses (including telephone and other utility companies) and other entities which engage in essential communications or third-party computerized interfaces with the Company and its customers; and

  * The degree of compliance by customers.

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

Recent Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The Company is required to and will implement the provision of this new standard effective with its 2000 fiscal year. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the statement of condition as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the statement of operations. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements but does not believe it will have a material effect on the Company's financial position or results of operations.
     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-deferred of the effective date of FASB statement No. 133." This statement is an amendment to SFAS No. 133 and modifies the effective date of the statement to fiscal years beginning after June 15, 2000 and various initial application procedures.

Risk Factors

     In accordance with "plain English" guidelines provided by the SEC, the Risk Factors have been written in the first person.
     You should carefully consider the risks described in our Form 10-K for the year ended December 31, 1998 before making an investment decision in the Company. These risks include the fact that our business is ever-changing; the market for discount and electronic brokerage services is at an early stage of development; the U.S. securities markets are subject to fluctuation; our clearing operations expose us to risks that exceed the simple risk of loss of business; possible delays in the introduction of new services and products; competition; government regulation; net capital requirements; systems failures; stock price volatility; and the Year 2000 problem. These risks and uncertainties are not the only ones we face and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. This document also contains forward-looking statements that involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

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

     The Company and its subsidiaries are a party to a number of pending legal or administrative proceedings, including suits involving various customers that allege damages arising as a result of brokerage transactions by the Company. All of the legal and administrative proceedings have arisen in the ordinary conduct of its business. Those that may have a significant impact on the Company have been disclosed in previous filings. See also Note 7, "Contingent Liabilities" to the financial statements for a discussion regarding the federal investigation.

Item 2.		Changes in Securities and Use of Proceeds

     There has been no material modification of ownership rights of securities holders. Certain subsidiary companies, as part of their normal broker-dealer activities, have minimum capital requirements imposed by regulatory agencies. See Note 6, "Regulatory Requirements," to the financial statements. These requirements may restrict the payment of dividends.


Item 4.		Submission of Matters to Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 4, 1999.
The following matters were submitted to a vote of stockholders at that meeting:

1. The election of a new Board of Directors to serve until the next Annual Stockholders' meeting,to be held in 2000. The following individuals were so elected: Christopher L. Jarratt, receiving 13,829,620 votes for election, no votes against and 91,195 abstentions; James G. Lewis, receiving 13,831,720 votes for election, no votes against and 89,095 abstentions; Mark D.
Grossi, receiving 13,830,220 votes for election, no votes against and 90,595 abstentions; David G. Mahood, receiving 13,830,870 votes for election, no votes against and 89,945 abstentions.

2. The Stockholders ratified the Company's 1998 Stock Option and Award Plan. The proposal was approved with 2,416,854 votes in favor of the plan, 546,080 votes against and 105,450 abstentions.

3. The Stockholders ratified the appointment of Arthur Andersen LLP as the independent public accountants of the Company for fiscal year ending December 31, 1999. The proposal was approved with 13,829,549 votes in favor of the appointment, 57,755 votes against and 33,511 abstentions.

Item 6. 	Exhibits and Reports on Form 8-K

(b)	During the second quarter, the Company did not file a Report on Form 8-K.




    	Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo

Michael J. Chiodo
Chief Financial Officer