Form 10-Q
period 1999-09-30
JB OXFORD HOLDINGS INC
filed 1999-11-15
CIK 816330

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

                                        OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          [ ]      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ______________ to _______________


                           Commission File Number 0-16240

               (Exact name of registrant as specified in its charter)

           Utah                                           95-4099866
           (State of incorporation or organization)       (I.R.S.
                                                           Employer
                                                           Identification No.)

           9665 Wilshire Blvd., Suite 300;  Beverly Hills,  90212
           California
           (Address of principal executive offices)         (Zip Code)

           Registrant's telephone number, including area    (310) 777-8888
           code
             Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the
          past 90 days.  Yes   X No ___

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3, 1999, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 14,384,186.





                           PART I - FINANCIAL INFORMATION


          Item 1.   Financial Statements

                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                               September 30,   December 30,
                                                  1999            1998
                                                (Unaudited)
          Assets:


          Cash and cash equivalents (including
           securities purchased under agreements to
           resell of $118,754 and $140,516)        $ 1,334,636  $ 2,496,572

          Cash and securities purchased under
           agreements to resell, segregated under   26,612,205  110,151,075
           federal and other regulations

          Receivable from broker-dealers and
           clearing organizations (net of allowance
           for doubtful accounts of $0 and
           $2,103,802)                                6,742,766   7,321,066

          Receivable from customers (net of
           allowance for doubtful accounts of       380,468,678 268,608,125
           $1,792,947 and $5,354,864)

          Other receivables (net of allowance for
           doubtful accounts of $0 and $1,979,793)    1,565,783   1,591,482

          Marketable securities owned - at market
           value                                        233,201   2,927,071

          Furniture, equipment, and leasehold
           improvements (at cost - net of
           accumulated depreciation and
           amortization of $5,936,019 and
           $5,389,576)                                2,804,804   2,860,100

          Income taxes refundable                       859,005     717,396

          Deferred income taxes                       1,333,947   1,079,840

          Clearing deposits                           8,319,196   6,833,171

          Other assets                                1,697,925   1,404,455

          Total assets                             $431,972,146$405,990,353

           See accompanying notes to Consolidated Financial Statements.





                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                September 30,    December 31,
                                                    1999           1998
                                                 (Unaudited)



          Liabilities and shareholders' equity:

           Liabilities:

            Short-term borrowings                 $7,100,000    $        --

            Payable to broker-dealers and        106,190,196     58,064,209
             clearing organizations

            Payable to customers                 275,294,832    311,958,515

            Securities sold, not yet purchased       177,713        868,085
            - at market value

            Accounts payable and accrued           8,064,622      9,010,480

            Income taxes payable                          --        552,648

            Loans from shareholders                8,308,071      8,538,811

            Notes payable                             39,908        130,997

            Subordinated borrowings                      --       1,250,000

           Total liabilities                     405,175,342    390,373,745


           Commitments and contingent liabilities

           Shareholders' equity:

            Common stock  ($.01 par value,
             100,000,000 shares authorized;
             15,088,226 and 14,141,205 shares
             issued and outstanding)                   150,882      141,412

            Additional paid-in capital              16,232,281   15,345,316

            Retained earnings                       11,198,346      327,660

            Treasury stock at cost, 704,040 and       (784,705)    (197,780)
             234,500 shares respectively

           Total shareholders' equity               26,796,804   15,616,608


           Total liabilities and shareholders'
           equity                                 $431,972,146 $405,990,353


            See accompanying notes to Consolidated Financial Statements.





                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)


                                                For The Nine Months Ended
                                                        September 30,

                                                      1999         1998

          Revenues:

           Clearing and execution                $17,842,532     $7,363,702
           Trading profits                        10,830,672      3,477,360
           Commissions                            22,866,490     19,352,676
           Interest                               20,604,848     17,225,031
           Other                                     635,538        413,004

           Total Revenues                         72,780,080     47,831,773

          Expenses:

           Employee compensation                   7,176,282      7,040,970
           Commission expense                      8,318,945      7,550,817
           Clearing and floor brokerage            2,676,366      2,754,781
           Communications                          4,896,141      4,648,675
           Occupancy and equipment                 3,551,895      4,114,405
           Interest                               10,592,047     10,805,624
           Data processing charges                 7,259,591      4,241,868
           Professional services                   3,197,743      2,449,008
           Promotional                             3,630,788      2,890,308
           Bad debts                               1,380,088      1,042,319
           Other operating expenses                1,697,284      1,920,333

           Total Expenses                         54,377,170     49,459,108

           Income (Loss) From Operations          18,402,910     (1,627,335)

           Non-cash interest expense on                  --       2,530,000
           convertible notes

           Income (loss) before income taxes and  18,402,910     (4,157,335)
           extraordinary item

           Income Tax Provision                    7,969,100       (628,000)

           Income (loss) before extraordinary
           item                                   10,433,810     (3,529,335)

            Extraordinary item:  Forgiveness of
              debt, net of taxes                     436,875             --

           Net Income (Loss)                     $10,870,685    $(3,529,335)

            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                  Consolidated Statements Of Operations - continued
                                     (Unaudited)

                                                 For The Nine Months Ended
                                                       September 30,

                                                   1999           1998


           Basic Net Income (Loss) Per Share:
           Income (loss) before income taxes         $0.73          $(0.25)
           and extraordinary item
             Extraordinary item:  Forgiveness         0.03              --
           of debt, net of taxes
           Basic Net Income (Loss) Per Share         $0.76

           Diluted Net Income (Loss) Per Share:
           Income (loss) before income taxes         $0.43          $(0.25)
            and extraordinary item
           Extraordinary item:  Forgiveness
             of debt, net of taxes                    0.02              --
           Diluted Net Income (Loss) Per Share       $0.45

           Weighted average number of shares
               Basic                            14,265,949       14,141,205
               Diluted                          24,628,482       14,141,205

            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)


                                                For The Three Months Ended
                                                       September 30,

                                                   1999           1998

          Revenues:
           Clearing and execution               $6,838,565    $ 2,688,632
           Trading profits                       1,875,033        540,803
           Commissions                           6,668,546      6,049,287
           Interest                              7,274,407      5,892,308
           Other                                   258,084        138,711

           Total Revenues                       22,914,635     15,309,741

          Expenses:
           Employee compensation                 2,493,685      2,385,554
           Commission expense                    2,096,786      2,299,298
           Clearing and floor brokerage            833,005        704,934
           Communications                        1,513,514      1,652,740
           Occupancy and equipment               1,225,238      1,379,383
           Interest                              3,392,201      3,747,720
           Data processing charges               2,457,296      1,670,228
           Professional services                 1,140,707        684,759
           Promotional                           1,879,532        844,794
           Bad debts                               334,230        369,330
           Other operating expenses                508,726        552,832
           Total Expenses                       17,874,920     16,291,572

           Income (Loss) Before Income Taxes     5,039,715       (981,831)

            Income Tax Provision                 2,219,100       (378,000)

           Net Income (Loss)                     2,820,615       (603,831)


           Basic Net Income (Loss) Per Share         $0.20         $(0.04)
           Diluted Net Income (Loss) Per Share       $0.12         $(0.04)
           Weighted average number of shares
               Basic                            14,376,604     14,141,205
               Diluted                          24,554,370     14,141,205

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

          Increase (decrease) in cash and cash
          equivalents:
          Cash flows provided by operating
          activities:
           Net income (loss)                     $10,870,685    $(3,529,335)
           Adjustments to reconcile net income
           (loss) to cash used in operating
           activities:
            Depreciation and amortization             985,358     1,092,894
            Deferred rent                             (91,099)      (83,256)
            Provision for bad debts                 1,380,088            --
            Deferred income tax benefit              (254,107)     (158,171)
            Non-cash interest expense on                   --     2,530,000
           convertible debentures
            Forgiveness of debt                      (728,125)           --
           Changes in assets and liabilities:
            Cash segregated under federal and
             other regulations                     83,538,870   (32,119,719)
            Receivable from broker-dealers and        578,300    (1,208,682)
              clearing organizations
            Receivable from customers            (113,240,641    35,559,833
            Other receivables                          25,699        83,619
            Securities owned                        2,693,870     1,663,638
            Clearing deposits                      (1,486,025)       56,410
            Other assets                             (293,469)      646,612
            Payable to broker-dealers and clearing 48,125,987   (10,220,364)
              organizations
            Payable to customers                  (36,663,683)   12,617,625)
            Securities sold, not yet purchased       (690,372)     (647,914)
            Accounts payable and accrued             (854,759)      727,555
              liabilities
            Income taxes payable/receivable          (694,257)     (837,277)

          Net cash provided by (used in) operating
           activities                              (6,797,680)    6,173,468
          Cash flows from investing activities:
           Capital expenditures                      (930,062)     (857,851)
          Net cash used in investing activities      (930,062)     (857,851)
          Cash flows from financing activities:
             Short-term borrowings                  7,100,000            --
           Increase in notes payable                       --       265,943
           Repayments of notes payable                (91,089)     (111,725)
           Loans from shareholders                         --     2,000,000
           Issuance of common stock                   393,820            --
           Purchase of treasury stock                (586,925)           --
           Payments on loans from shareholders             --      (150,000)
           Payment of subordinated loans             (250,000)     (250,000)
          Net cash provided by financing activities 6,565,806     1,754,218
          Net increase (decrease) in cash and cash
           equivalents                             (1,161,936)    7,069,835
          Cash and cash equivalents at beginning of
           the period                               2,496,572     2,598,062
          Cash and cash equivalents at end of the
           period                                   1,334,636     9,667,897


            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements
                                     (Unaudited)


          Note 1.        Company's Quarterly Report Under Form 10-Q

               In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. The accompanying financial information should be read in conjunction with the Company's 1998 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.
               Two of the Company's subsidiaries, JB Oxford & Company ("JBOC") and Stocks4Less, Inc. ("S4L"), are consolidated in the quarterly financial information as of September 24, 1999 and September 25, 1998 because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company. The operations of S4L were consolidated into the on-line division of JBOC in December 1998.


          Note 2.        Allowance for Doubtful Accounts

               In the first quarter 1999, the Company deducted various receivable items from the allowance for doubtful accounts. These receivable items were being carried in an inactive subsidiary, Reynolds Kendrick Stratton, Inc., and had been specifically reserved for in prior years.


          Note 3.   Deferred Income Taxes

               Deferred income taxes are recorded at the amount Management believes to be realizable. No valuation allowance has been recorded, as Management believes the deferred income taxes will be realized through future profits of the Company.


          Note 4.        Earnings per Share

               The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:



                                                  For The Nine Months Ended
                                                         September 30,

                                                        1999       1998

          Basic Earnings Per Share
           Income (loss) before extraordinary
            item                                  $10,433,810 $(3,529,335)
           Extraordinary item:  Forgiveness of
            debt, net of taxes                        436,875          --
           Income (loss) available to common
            stockholders (numerator)              $10,870,685 $(3,529,335)
           Weighted average common shares
            outstanding (denominator)              14,265,949  14,141,205
          Basic Earnings (Loss) Per Share               $0.76      $(0.25)


          Diluted Earnings Per Share
           Income (loss) before extraordinary item $10,433,810$(3,529,335) Extraordinary item: Forgiveness of
            debt, net of taxes                          436,875         --
           Interest on convertible debentures, net
            of income tax                               221,341         --
           Income (loss) available to common
            stockholders plus assumed conversions $11,092,026 $(3,529,335) (numerator)
           Weighted average common shares
            outstanding                             14,265,949  14,141,205
            outstanding
           Weighted average convertible debentures    8,552,594         --
           Stock acquired with proceeds                (326,156)        --
           Weighted average common shares and
            assumed conversions outstanding
            (denominator)                            24,628,482 14,141,205
          Diluted Earnings (Loss) Per Share              $0.45      $(0.25)


               The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be antidilutive.
               Options to purchase 2,055,000 shares of common stock at September 30, 1998 were not included in the computation of diluted earning per share because the options' exercise price was greater than the average market price of the common stock during the respective periods. The options carry exercise prices ranging from $0.63 to $9.00 at September 30, 1999 and $1.08 to $3.00 at September 30, 1998. The options outstanding at September 30, 1999 expire at various dates through June 3, 2009 and were still outstanding as of September 30, 1999.


          Note 5.        Related Party Transactions

               In February 1999, Hareton Sales & Marketing, Inc. ("Hareton"), the former holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company. The Company issued
          718,021 shares of common stock in full satisfaction of this debt.
               In February 1999, the Company established the JB Oxford
          Revocable Government Trust (the "Trust") to purchase common stock of the Company. Third Capital Partners, LLC serves as trustee of the Trust, without compensation. Christopher L. Jarratt, the Company's Chairman, is the Chief Manager and Chief Executive Officer, and Mark D. Grossi, a member of the Company's Board of Directors, is a member of Third Capital Partners, LLC. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's common stock for an average price of $1.25 per share. Pursuant to the terms of the Trust, Third Capital Partners, LLC has the right to vote the shares held by the Trust, but has no right to dispose of them except upon termination of the Trust. The Trust will terminate on the earlier of February 18, 2001, or the completion of the investigation relating to the Company being conducted by the U.S. Attorney's Office, the Federal Bureau of Investigation and the SEC. See Note 7, _Contingent Liabilities,_ to the financial statements for a description of the investigation. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc., and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. The forgiveness of debt is included in net income as an extraordinary item ($436,875 net of taxes) during the period. Subsequently, Oeri Finance Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.
               A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000 and is included in loans from shareholders. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 7, "Contingent Liabilities"). The Company continues to pay interest on the debt.
               On November 8, 1999, Third Capital Partners, LLC, the beneficial owner of two secured convertible notes in the aggregate principal amount of $5,418,696, maturing December 31, 1999, agreed to extend the repayment of both notes for a period of 12 additional months, to December 31, 2000. The Company will continue to make interest payments only on each note, and no other terms of the notes were affected by the extension agreements.


          Note 6.        Regulatory Requirements

               JBOC and S4L are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JBOC has elected to use the alternative method permitted by the rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. The rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below 5% of aggregate debits. S4L is a fully disclosed non-clearing broker-dealer, which is required to maintain minimum net capital, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness, as defined by the rule. The operations of S4L were consolidated into the on-line division of JBOC in December 1998.
               At September 30, 1999, JBOC had net capital of $25,246,119, which was $17,593,913 in excess of the minimum amount required. At December 31, 1998, JBOC had net capital of $17,754,370, which was $12,352,063 in excess of the minimum amount required.
               Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount of $22,812,730 and $104,469,048 at September 30, 1999 and December
          31, 1998, respectively. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered.


          Note 7.        Contingent Liabilities

               The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations, the most significant of which are described below:
               The Company is under investigation by the SEC and the Los Angeles office of the United States Attorney's Office (the "USAO"). Management believes the investigations arise out of the activities of a former consultant to the Company and the activities of a company affiliated with the former Chairman of the Board of Directors of the Company, and have been reported in the Company's prior filings. The Company has continued to cooperate with the authorities with respect to these investigations. To date, no charges have been brought against the Company as a result of the SEC's investigation or the USAO's investigation. Presently, it is not possible to predict the ultimate outcome or financial impact, if any, of the investigations on the Company; however, at this time, the Company cannot rule out the possibility that the outcome of the matter may have a material adverse impact upon the Company.


          Note 8.        Supplemental Disclosures of Cash Flow Information

                                                 For the Nine Months Ended
                                                       September 30,

                                                    1999           1998
                                                (Unaudited)     (Unaudited)

           Supplemental Disclosures of Cash
            Flow Information
             Cash paid during the quarter for:
               Interest                         $10,621,732    $10,862,685
               Income taxes                       7,201,400        346,829

          Supplemental disclosure of non-cash investing and financing activities:

               Hareton, the former holder of $502,615 in face value of convertible debentures, converted this debt to common stock during the first quarter of 1999. In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which is included in net income during the period. Additionally, the Company reclassified a subordinated borrowing to loans from shareholders in the amount of $1,000,000.


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Special Note Regarding Forward-Looking Statements

               Certain statements in this Quarterly Report on Form 10-Q, particularly under Items 2 and 3, constitute _forward-looking statements_ within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Risk Factors" below.

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

          Discount and Electronic Brokerage Services

               JBOC provides a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. The Company continues to upgrade and improve its brokerage technologies in order to provide its customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to its trading capabilities, the Company's Internet site (www.jboxford.com) currently provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information.
               Management believes that the Company can continue to grow its discount and electronic brokerage division due to its ability to provide high quality, flexible, and customer-sensitive responses and services. The Company continually upgrades computer systems and services within each of its divisions to utilize and take advantage of new technological developments.


          Clearing and Execution Services

               JBOC is self-clearing and provides clearing and execution services to independent broker-dealers. This line of business was historically profitable for JBOC but has experienced some profit erosion in recent years as a result of increased competition that has affected operating margins. However, during the last 4 quarters, trading volume has significantly increased, resulting in greater revenues and increased profitability from clearing operations. The clearing business offers a high return on capital, and management believes that by careful selection and monitoring of the Company's correspondents, this business segment will remain profitable.


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


          Recent Expansions and Developments

               During the third quarter of 1999, Management took steps to enhance and improve JBOC's online brokerage services. In August, JBOC offered extended trading hours to its customers, allowing the placement of limit order trades (authorizing the buying or selling of stock at a specified price or better) 45 minutes before and after traditional market hours. In September, JBOC launched its redesigned web site at www.jboxford.com. In addition to its brighter look, the updated design features improved speed and easier navigation, as well as expanded selection of timely market information and research tools. The new site also offers live, one-on-one technical support.

               Also during the third quarter of 1999, JBOC introduced a new account service package, "JB Oxford npower," featuring free Internet access, online trading capabilities, electronic banking services, including online bill payment and a free ATM/check card, upon maintaining a minimum account balance. These new services are the focus of JBOC's national ad campaign that commenced in October 1999 and encourages consumers to "Put Your Money to Work."


          Results of Operations

          Nine Months Ended Septemebr 30k, 1999 compared to Nine Months Ended Septemebr 30, 1998


          Revenues

               The Company's total revenues were $72,780,080 for the nine months ended September 30, 1999, an increase of 52% from $47,831,773 in the comparable first nine months of 1998. A primary reason for the increase was a rise in clearing and execution revenue of 142% to $17,842,532 in the current period from $7,363,702 in the first nine months of 1998. Additionally, trading profits increased 211% to $10,830,672 in the first nine months of 1999 from $3,477,360 in the first nine months of 1998. The trading profit increases resulted from an increase in trading volume from the Company's discount and on-line brokerage operations, from the discontinuance of proprietary trading positions and investment banking activities which had negatively affected trading profits, and from an increase in the Company's overall market-making activities.
               Commission revenues increased 18% to $22,866,490 in the first nine months of 1999 from $19,352,676 in the first nine months of 1998. Commission revenue was the largest single source of revenue to the Company during the comparable periods, consisting of 31% for the first nine months of 1999 and 40% for the first nine months of 1998. The Company anticipates increased commission revenue as the Company experiences growth in its discount and on-line brokerage divisions and as these revenues track the overall growth in trading volume experienced during recent years.
               Interest revenues increased 20% to $20,604,848 in the first nine months of 1999 compared with $17,225,031 in the first nine months of 1998. Changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as increases in broker-call rates on which the interest charged to customers is calculated. Net interest income (interest income less interest expense) increased 56% to $10,012,801 in the first nine months of 1999 from $6,419,407 in the first nine months of 1998.


          Expenses

               Expenses totaled $54,377,170 for the first nine months of 1999, an increase of 10% from $49,459,108 in the first nine months of 1998. Many of the Company's expenses, including commission expense, interest expense, and data processing charges are directly related to commission revenues, trading revenues, and clearing and execution revenues, which are all up from the prior period. Data processing expense increased 71% to $7,259,591 in the first nine months of 1999 from $4,241,868 in the first nine months of 1998. This increase is the result of growth in correspondent clearing activities, in addition to commission expenses and trading volumes. The increase in expenses since 1998 is primarily a result of the growth in the Company's discount and on-line brokerage divisions.
               Operating expenses decreased as a percentage of total revenues from 103% in the first three quarters of 1998 to 75% in the first three quarters of 1999. Expenses for salaries increased by 2% in the first nine months of 1999 to $7,176,282 from $7,040,970 in the comparable period of 1998. Occupancy and equipment costs decreased 14% to $3,551,895 in the first three quarters of 1999 from $4,114,405 in the first three quarters of 1998. These decreases reflect new management's concerted effort to contain costs and improve efficiency. These efforts continue to produce positive results, as total expenses were 75% of total revenues in the first nine months of 1999 as compared to 98%, 96%, and 89% of total revenues during the years ended 1998, 1997, and 1996, respectively.
               During the third quarter of 1999 the Company launched a new national advertising campaign and incurred $1,879,532 in expenses associated with this campaign. It is anticipated the Company could spend as much as $10,000,000 on advertising in the last quarter of 1999. The amount of spending will be influenced by market conditions and revenue growth generated from the campaign, among other factors. Management expects increased advertising costs will have a negative effect on the Company's profitability in the short term.


          Quarter Ended September 30, 1999 compared to Quarter Ended September 30, 1998

               The Company recorded a net profit of $2,820,615 for the quarter ended September 30, 1999. This compares to a net loss of $603,831 for the quarter ended September 30, 1998. The Company reported income from operations of $5,039,715 for the quarter ended September 30, 1999, compared to a loss from operations of $981,831 for the quarter ended September 30, 1998.
               Total revenues for the third quarter of 1999 were $22,914,635, an increase of $7,604,894 or 50% from the comparable 1998 quarter and a decrease of $3,957,211 or 15% from the second quarter of 1999. Total expenses for the third quarter of 1999 were $17,874,920, an increase of $1,583,348 or 10% from the comparable quarter of 1998, and a decrease of $1,119,164 or 6% from the second quarter of 1999.


          Extraordinary Item

                In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which is included in net income ($436,875 net of taxes) and has been reflected as an extraordinary item during the period.


          Liquidity and Capital Resources

               The Company finances its growth through the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $30,000,000. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates.
               The majority of the Company's corporate assets at September 30, 1999 were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. See Note 6, "Regulatory Requirements" to the Company's consolidated financial statements above for regulatory requirements of the Company.
               The Company currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, the Company may need to raise additional funds.
          If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company's existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company's common stock. If additional funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to the Company.
               In February 1999, Hareton Sales & Marketing, Inc. ("Hareton"), the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company and the Company issued
          718,021 shares of common stock in full satisfaction of this debt.
               In February 1999, the Company established the JB Oxford
          Revocable Government Trust (the "Trust") to purchase common stock of the Company. Third Capital Partners, LLC serves as trustee of the Trust, without compensation. Christopher L. Jarratt, the Company's Chairman, is the Chief Manager and Chief Executive Officer, and Mark D. Grossi, a member of the Company's Board of Directors, is a member of Third Capital Partners, LLC. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's common stock for an average price of $1.25 per share. Pursuant to the terms of the Trust, Third Capital Partners, LLC has the right to vote the shares held by the Trust, but has no right to dispose of them except upon termination of the Trust. The Trust will terminate on the earlier of February 18, 2001, or the completion of the investigation relating to the Company being conducted by the U.S. Attorney's Office, the Federal Bureau of Investigation and the SEC. See Note 7, "Contingent Liabilities," to the financial statements for a description of the investigation. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc., and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. The forgiveness of debt is included in net income as an extraordinary item ($436,875 net of taxes) during the period. Subsequently, Oeri Finance Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.
               A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000 and is included in loans from shareholder. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 7, "Contingent Liabilities," to the financial statements). The Company continues to pay interest on the debt.
               On November 8, 1999, Third Capital Partners, LLC, the beneficial owner of two secured convertible notes in the aggregate principal amount of $5,418,696, maturing December 31, 1999, agreed to extend the repayment of both notes for a period of 12 additional months, to December 31, 2000. The Company will continue to make interest payments only on each note, and no other terms of the notes were affected by the extension agreements.


          Liquidity at Septemebr 30, 1999

               The Company's cash position decreased during the first nine months of 1999 by $1,161,936 to $1,334,636. This compares with a net increase in cash and cash equivalents of $7,069,835 in the first nine months of 1998. The fluctuation in the Company's cash position can be impacted by the settlement cycles of the business which relate directly to the cash provided from or used in operations.


          Cash Flow From Operating Activities

               Net cash used in operating activities was $6,797,680 for the first nine months of 1999, compared to cash of $6,173,468 provided by operations during the first nine months of 1998. The Company's net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.
               During the first nine months of 1999, the most significant use of cash was the increase in receivables from customers of $113,240,641. Additionally, a decline in payables to customers used cash of $36,663,683. This use of cash was funded by the decrease in cash segregated under federal and other regulations of $83,538,870 for the same period. The additional use of cash was financed through an increase in stock loans, which is represented in the increase in payables to broker-dealers and clearing organizations of $48,125,987.


          Cash Flows Used In Investing Activities

               The net cash used in investing activities during the first nine months of 1999 was $930,062 compared with $857,851 during the same period of 1998. These cash uses are a direct result of capital expenditures made by the Company during these periods.
          The Company's requirement for capital resources is not material to the business as a whole. The Company presently has no plans to open additional offices. The Company has been in the process of upgrading its information and communication systems, along with testing for year 2000 compliance. See "Year 2000 Compliance" below. Future expenditures for upgrading of the Company's various information and communication systems are not estimated to be material to the operation of the Company. The Company has no significant commitments for capital expenditures.


          Cash Flows From Financing Activities

               Financing activities provided cash of $6,565,806 in the first nine months of 1999, compared to $1,754,218 cash provided by financing activities in the first nine months of 1998. The most significant source of cash was funds obtained from short-term borrowings. These borrowings fluctuate with the settlement cycles of the business. The most significant use of cash for financing activity was the purchase of treasury stock in the amount of $586,925. During 1998 the Company received $2,000,000 in loan proceeds from shareholders.


          Year 2000 Compliance

               The Year 2000 problem arises when computer programs have been written using two digits rather than four to define the applicable year. As a result, date-sensitive hardware and software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and impede normal business activities.
               The Company developed a comprehensive plan to deal with the Year 2000 issue. The Company believes the plan will result in timely and adequate modifications of its systems and technology and those of its outside vendors to address Year 2000 issues appropriately. The plan has five phases:

               . Awareness - defining the Year 2000 problem, gaining
                 support and resources, developing a plan and establishing a project team.
               . Assessment - assessing the size and complexity of the
                 project and identifying all systems affected by the Year 2000 date change.
               . Renovation - obtaining hardware and software upgrades and outside vendor certifications.
               . Validation - testing systems including connections with
                 other systems and acceptance of such by internal and external users.
               . Implementation - developing a contingency plan.

               The Company has substantially completed the five phases of its plan. However, to ensure success, the Company continues to:

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

               The Company has engaged the services of independent consultants to review the overall Year 2000 project. The independent consultants have emphasized testing of vendor-reliant, mission-critical systems and to assist in the development of a contingency plan.
               The Company relies substantially on outside vendors to provide computer hardware and software systems for its operations. Consequently, the Year 2000 plan places heavy emphasis on compliance by outside vendors. The plan prioritizes outside vendors by the degree of dependence on the computer systems they provide. The plan also addresses customer capabilities to become Year 2000 compliant. Finally, the plan requires review of non-information technology systems, such as the alarm systems.
               The Company has engaged on a regular basis in discussions with those outside vendors that the Company has determined to be significant. These outside vendors have advised the Company that they expect to be Year 2000 compliant prior to December 31, 1999, and there are no Year 2000 compliance issues which appear to be uncorrectable by that date. For such outside vendors that provide mission-critical systems, the Company has conducted testing, and will continue to test, to validate Year 2000 compliance.
               The Company determined that other outside vendors will not have a material impact on its operations, whether or not they are Year 2000 compliant.
               The Company sent a questionnaire to each of its significant customers to determine the extent of risk created by any failure by them to remediate their own Year 2000 issues. All these customers responded. Each customer is categorized according to its state of readiness based on its response to the questionnaire and the Company's review of the customer. The Company continues to reassess each significant customer's risk on a regular basis.
               The Company has tested its non-information technology
          systems, such as microprocessors controlling its environmental and alarm systems and verified that they are Year 2000 compliant.
               Some of the Company's computer hardware and software applications were modified or replaced in order to maintain their functionality as the Year 2000 approaches. The total direct costs, including independent consultants, of the Year 2000 effort were less than $250,000 in 1998 and they will be less than $350,000 in 1999.
               Management believes that its Year 2000 compliance efforts will be successful. However, third-party systems with which the Company has computerized interfaces may create Year 2000 issues. It is also possible that the expenses or liabilities to which the Company may become subject as a result of such issues could be material. Any such event or occurrence could have a material adverse effect on the Company's business, prospects, operating results and financial condition.
               Ultimately, the potential impact of the Year 2000 issue on the Company will depend on a series of complex factors, including the following:

               . The corrective measures undertaken by the Company itself; . The measures undertaken by outside vendors to become Year
                 2000 compliant;
               . The accuracy of representations made by outside vendors
                 to the Company concerning their state of readiness;
               . The degree of compliance by governmental agencies,
                 businesses (including telephone and other utility companies) and other entities that engage in essential communications or third-party computerized interfaces with the Company and its customers; and
               . The degree of compliance by customers.

               At worst, the Company's customers and outside vendors will face severe Year 2000 issues. Large on-line customers or day traders negatively affected by Year 2000 issues could face increased risk of the inability to execute securities transactions. The Company may also be required to replace non-compliant outside vendors with more expensive Year 2000 compliant outside vendors.
               The Company has taken steps to avail itself of the safe harbor provision of the newly-enacted Year 2000 Information and Readiness Disclosure Act by clearly labeling written communications to customers and vendors as a "Year 2000 Readiness Disclosure," thereby prompting a prompt, candid and thorough exchange of information on Year 2000 readiness and limiting liability for any errors.
               The Company has created a contingency plan to take effect should there be circumstances preventing timely implementation. Outside vendors of mission-critical systems are major U.S. companies, and management has assessed the relevant financial and operational capabilities of its hardware and software to provide Year 2000 processing.
               In addition, for each mission-critical system, the Company has identified alternate procedures wherever possible to achieve a successful resumption of business in case its computer systems, or those of its mission-critical outside vendors, fail. The alternative procedures include development of a manual process for implementing the system and identifying alternative outside vendors. However, the time frame to convert to another outside vendor in the Year 2000 is relatively long and therefore the ability to obtain replacement outside vendors will be limited.


          Recent Accounting Pronouncements

               In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The Company is required to and will implement the provision of this new standard effective with its 2000 fiscal year. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the statement of condition as either an asset or as a liability measured at its fair value, and that changes in the fair value be recognized currently in the statement of operations. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements but does not believe it will have a material effect on the Company's financial position or results of operations.
               In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferred of the Effective Date of FASB Statement No. 133." This statement is an amendment to SFAS No. 133 and modifies the effective date of the statement to fiscal years beginning after June 15, 2000 and various initial application procedures.


          Risk Factors

               In accordance with "plain English" guidelines provided by the SEC, the Risk Factors have been written in the first person.
               You should carefully consider the risks described in our Form 10-K for the year ended December 31, 1998 before making an investment decision in the Company. These risks include:

               . The fact that our business is ever-changing;
               . The market for discount and electronic brokerage services is at an early stage of development;
               . The U.S. securities markets are subject to fluctuation;
               . Our clearing operations expose us to risks that exceed
                 the simple risk of loss of business;
               . Possible delays in the introduction of new services and
                 products;
               . Costs associated with our marketing campaign, with no
                 guaranty when or if the campaign will lead to additional customer base;
               . Competition;
               . Government regulation;
               . The pending SEC/USAO investigation of the Company;
               . Net capital requirements;
               . Systems failures;
               . Stock price volatility;
               . The Year 2000 problem.

               These risks and uncertainties are not the only ones we face, and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. This document also contains forward-looking statements that involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.


          Item 3.        Quantitative and Qualitative Disclosures About
          Market Risk

          Market Risk Disclosures

               The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. See Item 2 "Special Note Regarding Forward-Looking Statements" above. The Company is exposed to market risk related to changes in interest rates and equity security price risk. The Company does not hold derivative financial instruments for speculative or trading purposes.
               Retail broker-dealers with clearing operations, such as the Company, are exposed to risks that exceed the simple risk of loss of business due to the loss of retail customers and/or correspondents. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business in the event that the correspondent fails. These risks result where the total assets, securities held in inventory, and cash of the failed correspondent are insufficient to cover the unpaid customer debits, together with losses which may be generated in the correspondent's trading account. The Company has established procedures to review a correspondent's inventory and activities in an effort to prevent such losses in the event of a correspondent's failure.
               Areas outside the control of the Company which affect the securities market, such as severe downturns or declines in market activity, may cause substantial financial exposure. This is particularly true with regard to the receivables that are carried in customers' margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loans would exceed such value. Although the Company is authorized to liquidate the securities and to utilize the correspondent's account balances to cover any shortfall, in a worst case scenario, such collateral may not be sufficient to cover all losses.



          Interest Rate Sensitivity and Financial Instruments

               For its working capital and reserves that are required to be segregated under federal or other regulations, the Company invests primarily in U.S. Treasury securities under agreements to resell. These agreements have maturity dates ranging from one to seven days, and do not present a material interest rate risk.


          Equity Price Risk

               JBOC acts as a market maker for approximately 500 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company maintains a minimal inventory of equity securities.




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


          Item 2.        Changes in Securities and Use of Proceeds

               There has been no material modification of ownership rights of securities holders during this reporting period. Certain subsidiary companies, as part of their normal broker-dealer activities, have minimum capital requirements imposed by regulatory agencies. See Note 6, _Regulatory Requirements,_ to the financial statements. These requirements may restrict the payment of dividends.


          Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

          4.2 9% Senior Secured Convertible Note due December 31, 1999 in the principal amount of $3,418,969 issued by the Company to Third Capital Partners, LLC.

          4.3 Extension Agreement dated November 8, 1999, between the Company and Third Capital Partners, LLC, extending the maturity date of the 9% Senior Secured Convertible Note in the principal amount of $3,418,969.

          4.4 Extension Agreement dated November 8, 1999, between the Company and Third Capital Partners, LLC, extending the maturity date of the 9% Secured Convertible Note in the principal amount of $2,000,000.

          (b) During the third quarter, the Company did not file a Report on Form 8-K.




               Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          JB Oxford Holdings, Inc.

          /s/ Michael J. Chiodo

          Michael J. Chiodo
          Chief Financial Officer


          November 12, 1999