Form 10-Q/A
period 1999-09-30
JB OXFORD HOLDINGS INC
filed 1999-11-29
CIK 816330

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





                           PART I - FINANCIAL INFORMATION


          Item 1.   Financial Statements

                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                 September 30,  December 30,
                                                     1999           1998
                                                  (Unaudited)
          Assets:


          Cash and cash equivalents (including
           securities purchased under agreements to
           resell of $118,754 and $140,516)        $ 1,334,636  $ 2,496,572

          Cash and securities purchased under
           agreements to resell, segregated under
           federal and other regulations            26,612,205  110,151,075

          Receivable from broker-dealers and
           clearing organizations (net of allowance
           for doubtful accounts of $0 and
           $2,103,802)                               6,742,766    7,321,066

          Receivable from customers (net of
           allowance for doubtful accounts of
           $1,792,947 and $5,354,864)              380,468,678  268,608,125

          Other receivables (net of allowance for
           doubtful accounts of $0 and $1,979,793)   1,565,783    1,591,482

          Marketable securities owned - at market
           value                                       233,201    2,927,071

          Furniture, equipment, and leasehold
           improvements (at cost - net of
           accumulated depreciation and
           amortization of $5,936,019 and
           $5,389,576)                               2,804,804    2,860,100

          Income taxes refundable                      859,005      717,396

          Deferred income taxes                      1,333,947    1,079,840

          Clearing deposits                          8,319,196    6,833,171

          Other assets                               1,697,925    1,404,455

          Total assets                            $431,972,146 $405,990,353

           See accompanying notes to Consolidated Financial Statements.





                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                September 30,    December 31,
                                                    1999           1998
                                                 (Unaudited)



          Liabilities and shareholders' equity:

           Liabilities:

            Short-term borrowings                 $7,100,000    $        --

            Payable to broker-dealers and
             clearing organizations              106,190,196     58,064,209

            Payable to customers                 275,294,832    311,958,515

            Securities sold, not yet purchased
            - at market value                        177,713        868,085

            Accounts payable and accrued           8,064,622      9,010,480

            Income taxes payable                          --        552,648

            Loans from shareholders                8,308,071      8,538,811

            Notes payable                             39,908        130,997

            Subordinated borrowings                      --       1,250,000

           Total liabilities                     405,175,342    390,373,745


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


            See accompanying notes to Consolidated Financial Statements.





                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)


                                                For The Nine Months Ended
                                                        September 30,

                                                      1999         1998

          Revenues:

           Clearing and execution                $17,842,532     $7,363,702
           Trading profits                        10,830,672      3,477,360
           Commissions                            22,866,490     19,352,676
           Interest                               20,604,848     17,225,031
           Other                                     635,538        413,004

           Total Revenues                         72,780,080     47,831,773

          Expenses:

           Employee compensation                   7,176,282      7,040,970
           Commission expense                      8,318,945      7,550,817
           Clearing and floor brokerage            2,676,366      2,754,781
           Communications                          4,896,141      4,648,675
           Occupancy and equipment                 3,551,895      4,114,405
           Interest                               10,592,047     10,805,624
           Data processing charges                 7,259,591      4,241,868
           Professional services                   3,197,743      2,449,008
           Promotional                             3,630,788      2,890,308
           Bad debts                               1,380,088      1,042,319
           Other operating expenses                1,697,284      1,920,333

           Total Expenses                         54,377,170     49,459,108

           Income (Loss) From Operations          18,402,910     (1,627,335)

           Non-cash interest expense on
           convertible notes                             --       2,530,000

           Income (loss) before income taxes and
           extraordinary item                     18,402,910     (4,157,335)

           Income Tax Provision                    7,969,100       (628,000)

           Income (loss) before extraordinary
           item                                   10,433,810     (3,529,335)

            Extraordinary item:  Forgiveness of
              debt, net of taxes                     436,875             --

           Net Income (Loss)                     $10,870,685    $(3,529,335)

            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                  Consolidated Statements Of Operations - continued
                                     (Unaudited)

                                                 For The Nine Months Ended
                                                        September 30,

                                                      1999           1998


           Basic Net Income (Loss) Per Share:
           Income (loss) before income taxes
           and extraordinary item                      $0.73        $(0.25)
             Extraordinary item:  Forgiveness
           of debt, net of taxes                        0.03            --
           Basic Net Income (Loss) Per Share           $0.76        $(0.25)

           Diluted Net Income (Loss) Per Share:
           Income (loss) before income taxes
            and extraordinary item                     $0.43        $(0.25)
           Extraordinary item:  Forgiveness
             of debt, net of taxes                      0.02            --
           Diluted Net Income (Loss) Per Share         $0.45        $(0.25)


           Weighted average number of shares
               Basic                              14,265,949     14,141,205
               Diluted                            24,628,482     14,141,205

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

          Increase (decrease) in cash and cash
          equivalents:
          Cash flows provided by operating
          activities:
           Net income (loss)                   $10,870,685      $(3,529,335)
           Adjustments to reconcile net income
           (loss) to cash used in operating
           activities:
            Depreciation and amortization          985,358        1,092,894
            Deferred rent                          (91,099)         (83,256)
            Provision for bad debts              1,380,088               --
            Deferred income tax benefit           (254,107)        (158,171)
            Non-cash interest expense on
            convertible debentures                      --        2,530,000
            Forgiveness of debt                   (728,125)              --
           Changes in assets and liabilities:
            Cash segregated under federal and
             other regulations                  83,538,870      (32,119,719)
            Receivable from broker-dealers and
              clearing organizations               578,300       (1,208,682)
            Receivable from customers         (113,240,641)      35,559,833
            Other receivables                       25,699           83,619
            Securities owned                     2,693,870        1,663,638
            Clearing deposits                   (1,486,025)          56,410
            Other assets                          (293,469)         646,612
            Payable to broker-dealers
            and clearing organizations          48,125,987      (10,220,364)
            Payable to customers               (36,663,683)      12,617,625)
            Securities sold, not yet purchased    (690,372)        (647,914)
            Accounts payable and accrued
              liabilities                         (854,759)         727,555
            Income taxes payable/receivable       (694,257)        (837,277)

          Net cash provided by (used in)
          operating activities                  (6,797,680)       6,173,468
          Cash flows from investing activities:
           Capital expenditures                   (930,062)        (857,851)
          Net cash used in investing activities   (930,062)        (857,851)
          Cash flows from financing activities:
             Short-term borrowings               7,100,000               --
           Increase in notes payable                    --          265,943
           Repayments of notes payable             (91,089)        (111,725)
           Loans from shareholders                      --        2,000,000
           Issuance of common stock                393,820               --
           Purchase of treasury stock             (586,925)              --
           Payments on loans from shareholders          --         (150,000)
           Payment of subordinated loans          (250,000)        (250,000)
          Net cash provided by financing
           activities                            6,565,806        1,754,218
          Net increase (decrease) in cash and
          cash equivalents                      (1,161,936)       7,069,835
          Cash and cash equivalents at beginning
          of the period                          2,496,572        2,598,062
          Cash and cash equivalents at end
          of the period                          1,334,636        9,667,897


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


          Note 4.        Earnings per Share

               The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:



                                                  For The Nine Months Ended
                                                         September 30,

                                                        1999       1998

          Basic Earnings Per Share
           Income (loss) before extraordinary
            item                                  $10,433,810  $(3,529,335)
           Extraordinary item:  Forgiveness of
            debt, net of taxes                        436,875           --
           Income (loss) available to common
            stockholders (numerator)              $10,870,685  $(3,529,335)
           Weighted average common shares
            outstanding (denominator)              14,265,949   14,141,205
          Basic Earnings (Loss) Per Share               $0.76       $(0.25)


          Diluted Earnings Per Share
           Income (loss) before extraordinary
           item                                   $10,433,810  $(3,529,335)
           Extraordinary item:  Forgiveness of
            debt, net of taxes                        436,875           --
           Interest on convertible debentures, net
            of income tax                             221,341           --
           Income (loss) available to common
            stockholders plus assumed
            conversions (numerator)               $11,092,026  $(3,529,335)
           Weighted average common shares
            outstanding                            14,265,949   14,141,205
           Weighted average options outstanding     2,136,095           --
           Weighted average convertible debentures  8,552,594           --
           Stock acquired with proceeds              (326,156)          --
           Weighted average common shares and
            assumed conversions outstanding
            (denominator)                          24,628,482   14,141,205
          Diluted Earnings (Loss) Per Share             $0.45       $(0.25)


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

               Also during the third quarter of 1999, JBOC introduced a new account service package, "JB Oxford npower," featuring free Internet access, online trading capabilities, electronic banking services, including online bill payment and a free ATM/check card, upon maintaining a minimum account balance of $2000. These new services are the focus of JBOC's national ad campaign that commenced in October 1999 and encourages consumers to "Put Your Money to Work."


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



          JB Oxford Holdings, Inc.

          /s/ Michael J. Chiodo

          Michael J. Chiodo
          Chief Financial Officer


          November 12, 1999




          Exhibit 4.2


                                                               NO. R-7
                    NEITHER THIS NOTE NOR ANY SECURITIES
                    INTO WHICH IT IS CONVERTIBLE HAS BEEN
                    REGISTERED UNDER THE SECURITIES ACT OF
                    1933, AS AMENDED, OR ANY APPLICABLE
                    SECURITIES LAW OF ANY JURISDICTION AND
                    MAY NOT BE TRANSFERRED UNTIL (i) A
                    REGISTRATION STATEMENT UNDER SUCH
                    SECURITIES ACT OR SUCH APPLICABLE
                    SECURITIES LAWS SHALL HAVE BECOME
                    EFFECTIVE WITH REGARD THERETO, OR (ii)
                    IN THE OPINION OF COUNSEL ACCEPTABLE TO
                    THE COMPANY REGISTRATION UNDER SUCH
                    SECURITIES ACT OR SUCH APPLICABLE
                    SECURITIES LAWS IS NOT REQUIRED IN
                    CONNECTION WITH SUCH PROPOSED TRANSFER,
                    INCLUDING, WITHOUT LIMITATION, PURSUANT
                    TO REGULATION S PROMULGATED UNDER SUCH
                    SECURITIES ACT.

                              JB OXFORD HOLDINGS, INC.

               9% Secured Convertible Note Due December 31, 1999


          $3,418,695.59                                     May 26, 1998

                    FOR VALUE RECEIVED, JB OXFORD HOLDINGS, INC., a Utah corporation ("Issuer"), hereby promises to pay, pursuant to the terms and conditions hereof, to Third Capital Partners, LLC or registered assigns ("Payee"), the principal sum of Three Million Four Hundred Eighteen Thousand Six Hundred Ninety-five Dollars and Fifty-nine Cents ($3,418,695.59), together with interest from the date first written above on the unpaid principal balance at nine percent (9%) per annum, compounded monthly. Interest shall be computed on the basis of actual days elapsed in a 365 or 366 day year, as the case may be.

                    1. Parents of Principal and Interest. On the last day of each month commencing on May 31, 1998 and continuing through and including November 30, 1999, Issuer will pay interest only on the Note calculated in accordance with the provisions set forth above. Thereafter, on December 31, 1999, Issuer shall pay all remaining principal and accrued interest thereon. If the specified payment date for any payment of principal and/or interest shall be on Saturday, Sunday or a legal holiday, or the equivalent for banking institutions generally in the State of California, then such payment may be made in the next succeeding day which is not one of the foregoing days without additional interest and with the same force and effect as if made on the specified date for such payment, and such date shall be deemed the "payment date" of such payment for all purposes hereof.

                    2. Application of Payments. All sums paid by Issuer to Payee in connection with this Note shall be applied first to accrued but unpaid interest thereon, next to principal thereof and the balance, if any, to any other obligations owing hereunder (if any).

                    3. Compounding Interest. If any installment of principal or interest hereunder is not paid when due with respect to this Note, Payee shall have the right to (in addition to the other rights set forth herein, in the Note Purchase Agreement, and under law) compound interest by adding the unpaid interest to the principal balance of the Note, with such amount thereafter bearing interest at the rate provided in this Agreement.

                    4.   Note Purchase Agreement, Conversion:
                         Redemption, Defaults.
          Reference is hereby made to the further provisions of this Note set forth, in full in the Note Purchase Agreement, dated as of March 10, 1995, as amended, by and between Issuer and Payee
          (as assignee from Oeri Finance, Inc. (the "Note Purchase Agreement"), including, without limitation, the provisions relating to conversion, redemption and events of default of this Note, all of which provisions shall for all purposes have the same effect as if set forth in full herein. Attached hereto and incorporated herein by this reference is a form of Conversion Notice. Terms not otherwise defined in this Note shall have the meanings ascribed to them in the Note
          Purchase Agreement.

                    5. Security for Payment. This Note is secured by a pledge of Common Stock of JB Oxford & Company, a Utah corporation, and a pledge of Common Stock of Prolyx Data Systems, Inc., a Utah corporation, pursuant to a Stock Pledge Agreement, dated as of the date hereof, by and between Issuer and Oeri Finance, Inc. and assigned to Payee.

                    6. No Usurious Charges. Issuer acknowledges that Payee does not intend to contract for, charge or receive any interest or other charge which is usurious. Notwithstanding any other provision hereof, in no event shall the interest rate and other charges hereunder exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event that a court determines that the Payee has received interest and other charges hereunder in excess of the highest rate applicable hereto, such excess shall be deemed received on account of, and automatically shall be applied to reduce, the principal of this Note, other than interest, and the provisions hereof shall be deemed amended to provide for the highest permissible rate. If there is no principal balance of this Note outstanding, Payee shall refund to Issuer such excess interest paid.


                    7.   Registered Form of Note.

                         (a)  This Note is one of a duly authorized
          issue of Notes of Issuer designated as its 9% Secured Convertible Notes due December 31, 1999 (herein called the "Notes"), issued under the Note Purchase Agreement. Reference is hereby made to the Note Purchase Agreement for a statement of the respective rights, limitations, duties and obligations thereunder of Issuer and Payee, and the terms upon which the Notes are, and are to be, authenticated and delivered.

                         (b)  The Notes are issuable only in
          registered form without coupons in denominations of $1,000 and integral multiples of $1,000 in excess thereof and transferable and be changeable as provided in the Note Purchase Agreement. As provided in the Note Purchase Agreement and subject to certain limitations therein set forth, the Notes are exchangeable for a like aggregate principal amount of Notes of a different authorized denomination, as requested by the holder surrendering the same.

                         (c)  Prior to due presentment of this Note
          for registration of transfer, Issuer and any agent of Issuer, may treat the person in whose name this Note is registered as the owner hereof.

                         (d)  Issuer shall maintain a written record
          of the ownership of this Note and the obligations to pay interest and principal evidenced hereby. In addition to any other provisions regarding transfer of the Note set forth herein, the obligations evidenced by the Note to pay principal and interest may only be transferred if the holder shall indorse the Note in favor of a named transferee, and the transferee, as new holder thereof, shall surrender the Note to the Company, whereupon the Issuer shall promptly issue a new Note in favor of such transferee. The Note may not be transferred to, or otherwise indorsed, in favor of bearer, nor may it be indorsed in blank. The Issuer shall recognize as the holder of a Note only a holder who has acquired title in the manner described in the preceding sentences.

                         (e)  Prior to making any payments under the
          Note, the Issuer shall ascertain whether it is obligated under Internal Revenue Code Sections 1441 or 1442, as applicable, to withhold in respect to any such payment. If requested by the Issuer, the holder of this Note shall execute and deliver an IRS Form W-8 Certificate of Foreign Status to the Issuer certifying that such holders are foreign entities that are not subject to U.S. information return reporting or withholding rules. In the event the Issuer has determined that withholding is required, and the holder of this Note claims the benefits of any applicable tax treaty providing for a reduced rate of withholding, the holder of this Note shall execute and deliver to the Issuer Internal Revenue Service Form 1001. All holders of this Note shall notify the Issuer of any loss of, or exchange in, its exempt status.

                         (f) Payee and its transferees, if any, agree to indemnify the Issuer for any tax, interest or penalty loss imposed on the Issuer in the event that any taxing authority determines that the Issuer is or was required to withhold with respect to any payment made hereunder. However, the previous sentence shall not apply to any tax, interest or penalty imposed after the Issuer has either been notified by any taxing authority that withholding is required, or after the Payee (or such transferee) has informed the Issuer that the Payee (or such transferee) is no longer exempt from withholding. In that event, the Payee (or such transferee, as applicable) shall not be liable for interest and penalties imposed by any taxing authority that arise out of the Issuer's failure to withhold. If the Issuer fails to withhold the necessary amount from any subsequent payment, the Issuer's only remedy shall be to withhold tax on any subsequent payments, or to obtain reimbursement for the tax only.

                    8. Amendments and Waivers. No failure on the part of Payee to exercise any right or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or remedy preclude further exercise thereof or the exercise of any other right or remedy hereunder. This Note may be amended, or in compliance with any provision hereof waived, only by a written agreement duly executed by Payee (or any successor or assign) and Issuer.

                    9. Cumulative Rights. The remedies of Payee as provided herein shall be cumulative and concurrent and may be pursued successively or concurrently against Issuer and/or the collateral securing this Note, and the failure to exercise any such right or remedy shall in no event be construed as a waiver or release of the same.

                    10.  Attorneys' Fees.  In the event of any
          litigation in connection with this Note, the prevailing party shall be entitled to reasonable costs, including, without limitation, attorneys' fees.

                    11. Issuer's Waivers. Issuer waives notice of acceptance hereof, presentment and demand for payment, protest and notice of dishonor or default, trial by jury, and the right to interpose any set-off or counterclaim of any nature or description.

                    12. Severability. If any section or provision of this Note, or the application of such section or provision, is held invalid, the remainder of this Note and the application of such section or provision to persons or circumstances other than those to which its application is held invalid shall not be affected thereby.

                    13. Assignment by Payee. Payee may assign its rights under this Note as described in the Note Purchase Agreement.

                    14.  Governing Law.  This Note and the legal
          relations between Issuer and Payee shall be governed by and construed in accordance with the internal laws of the State of California.

                    IN WITNESS WHEREOF, the undersigned has executed and delivered this Note as of the date first above written.


                                        JB OXFORD HOLDINGS, INC.,


                                        By:  Michael J. Chiodo
                                        Its: Chief Financial Officer





          Exhibit 4.3


                              EXTENSION AGREEMENT



          Date:  November 8, 1999



          To JB Oxford Holdings, Inc.:

               On behalf of Third Capital Partners, LLC, as the beneficial owner of $3,418,695.59 principal amount of the 9% senior Secured Convertible Note, dated May 26, 1998, issued pursuant to the JB Oxford Holdings, Inc. Senior Secured Convertible Note Purchase Agreement, dated March 10, 1995, and having a Maturity Date of December 31, 1999, Third Capital Partners, LLC, hereby extends the repayment of said Note for a period of twelve additional months, to December 31, 2000. Until the new Maturity Date of December 31, 2000, JB Oxford Holdings, Inc. is authorized to make interest payments only, and no principal payments shall be due. All other terms of the Senior Secured Convertible Note Purchase Agreement shall remain in effect.


                                DATED this 8th day of  November, 1999,

                                THIRD CAPITAL PARTNERS, LLC
                                a Tennessee limited liability company



                                By:________________________________
                                     Christopher L. Jarratt
                                Its: Chief Manager
                                     314 Church Street, Ninth Floor
                                     Nashville, TN 37201






          Exhibit 4.4

                              EXTENSION AGREEMENT



          Date:  November 8, 1999



          To JB Oxford Holdings, Inc.:

               On behalf of Third Capital Partners, LLC, as the beneficial owner of $2,000,000 principal amount of the 9% Secured Convertible Note, dated June 8, 1998, issued pursuant to the JB Oxford Holdings, Inc. Secured Convertible Note Purchase Agreement, dated June 8, 1998, and having a Maturity Date of December 31, 1999, Third Capital Partners, LLC, hereby extends the repayment of said Note for a period of twelve additional months, to December 31, 2000. Until the new Maturity Date of December 31, 2000, JB Oxford Holdings, Inc. is authorized to make interest payments only, and no principal payments shall be due. All other terms of the Senior Secured Convertible Note Purchase Agreement shall remain in effect.


                                 DATED this 8th day of  November,1999,

                                 THIRD CAPITAL PARTNERS, LLC
                                 a Tennessee limited liability company



                                 By:________________________________
                                      Christopher L. Jarratt
                                 Its: Chief Manager
                                      314 Church Street, Ninth Floor
                                      Nashville, TN 37201