Form 10-Q/A
period 1999-09-30
JB OXFORD HOLDINGS INC
filed 1999-11-29
CIK 816330

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



                                EXPLANATORY NOTE

              This Form 10-Q/A-2 is being filed by JB Oxford Holdings, Inc., a Utah corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-Q/A-1 for the quarterly period ended September 30, 1999, filed November 29, 1999, to re-file to include the missing exhibits 4.2, 4.3 and 4.4. The exhibits are contained herein and they are filed herewith.




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