Form 10-K
period 1999-12-31
JB OXFORD HOLDINGS INC
filed 2000-03-31
CIK 816330

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          (Mark One)
          [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 3l, 1999

                                         OR

          [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _______________


                           Commission File Number 0-16240

                              JB Oxford Holdings, Inc.
                (Exact name of registrant as specified in its charter)

           UTAH                                             95-4099866
           (State or other jurisdiction of incorporation or (I.R.S.
           organization)                                    Employer
                                                            Identification No.)

           9665 Wilshire Blvd., Suite 300  Beverly Hills,   90212
           California
           (Address of principal executive offices)         (Zip Code)

           Registrant's telephone number, including area    (310) 777-8888
           code

           Securities registered pursuant to Section 12(b) None of the Act:
           Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of exchange on
            Title of each class                       which registered

          Common stock, $0.01 par value:              Nasdaq SmallCap Market

             Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
          90 days.  Yes X   No ___
             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

             The aggregate market value of the voting stock held by non-affiliates of the registrant at March 21, 2000 was approximately $98,000,000, computed based on the average bid and asked prices of the stock as of March 21, 2000.

             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,384,186 shares outstanding at March 21, 2000.

             Portions of the registrant's definitive proxy statement for the 2000 annual meeting are incorporated by reference into Part III of this Form 10-K.



                                       PART I


          Special Note Regarding Forward-Looking Statements

          Some of the statements contained in this Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of JB Oxford Holdings, Inc. and subsidaries to be materially different from any future results, performance, or achievements, expressed or implied by the forward-looking statements.

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

          The Company was incorporated in Delaware on March 31, 1987, and completed an initial public offering in September 1987. The Company changed its state of incorporation to Utah in 1990. The Company's business is headquartered in Los Angeles and has additional offices in New York and Miami.

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

          For 1999, the Company's consolidated revenues were $104,211,781, which consisted primarily of commission and interest income from the Company's discount and electronic brokerage division.

          Discount and Electronic Brokerage Services

          In 1994, the Company began its strategy of providing retail investors a full line of brokerage services at discount prices. This strategy proved successful as few brokerage firms provided brokerage services at discount prices at that time. The Company was able to capitalize on this early position by providing customer service and attention comparable to that offered by larger full-service brokerage firms charging higher fees. Today, JBOC offers a full line of products and services to customers, which includes the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. JBOC customers are offered the choice of being assigned a personal account representative or calling directly to the Company's trading desk for order placement and account information. The marketing strategy implemented in recent years emphasizes this higher level of service compared to other discount brokerages and has successfully generated growth for the Company.

          In 1995, in order to continue its commitment to providing a full line of brokerage services to its customers, the Company began providing electronic brokerage services. These services initially included computer trading through a dial-up networking connection and automated telephonic trading services. Since that time, the Company has made many improvements to these services, including the launch of Internet trading in 1996. The Company continues to upgrade and improve its electronic brokerage technologies in order to provide its customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to its trading capabilities, the Company's Internet site (www.jboxford.com) currently provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information. To further enhance its brokerage services, JBOC began offering extended trading hours to its customers, allowing the placement of limit order trades (authorizing the purchase or sale of stock at a specified price or better) 45 minutes before and after traditional market hours.

          In recent years, the general public has become more comfortable dealing with financial matters through electronic means. The Company is positioned to take advantage of this growing market. Many brokerage firms that compete directly with the Company have positioned themselves to take advantage of this opportunity. The growth of firms providing the electronic delivery of financial services, particularly those on the Internet, has been strong in recent years. In September 1999, JBOC unveiled its enhanced web site featuring n*power, an integrated financial services account offering free Internet access, online trading and electronic financial services including online bill payment and free ATM/check card for customers maintaining a minimum account balance. The Company also redesigned its web site at www.jboxford.com to include a brighter look, improved speed, easier navigation and an expanded selection of timely market information and research tools. The new website also offers one-on-one technical support utilizing hosted live chat technology. Throughout 2000, the Company will continue to enhance its online services to its customers.

          The Company also caters to customers within niche markets by providing services that address the particular needs of these customer bases. Examples of these markets include the Company's efforts to develop divisions that cater specifically to Asian, Latin American and European customers. The Company serves the needs of the Asian American community through its two locations in the Los Angeles area, and has launched efforts to focus on serving the Latin American community through its office in Miami. The Company launched its European division in 1995 to provide discount brokerage services throughout Europe from its New York office and its Internet trading site. These niche-marketing efforts initially began as an outgrowth of the Company's commitment to meeting the needs of its domestic U.S. customers, such as providing account representatives who are fluent in a customer's preferred language. With the growth in the electronic delivery of financial services, it is becoming economically feasible to provide these services to both domestic and international customers using the Internet. The Company intends to continue this niche marketing strategy; however, these markets are not expected to constitute a material portion of the Company's business in 2000.

          Management believes that the Company can continue to grow its discount and electronic brokerage division in 2000 due to its ability to provide high quality, flexible, and customer-sensitive responses and services. The Company continually upgrades computer systems and services within each of its divisions to utilize and take advantage of the most recent technological developments.

          Clearing and Execution Services

          JBOC is self-clearing and as of March 21, 2000, JBOC provided clearing and execution services for 28 correspondents. The clearing business offers a high return on capital, and management believes by careful selection and monitoring of its correspondents, this business segment will remain profitable.

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

          There are inherent risks in operating as a clearing agent. See "Forward-Looking Statements and Risk Factors" Clearing Operations" below. Since JBOC makes loans to customers collateralized by customer securities, JBOC incurs the risk of a market decline that could reduce the value of the customer's underlying collateral securities below the customer's loan amount. For this reason, credit exposure must be monitored and actions must be taken on a timely basis to mitigate and minimize JBOC's exposure to these risks. JBOC mitigates its credit exposure by monitoring the adequacy of collateral from both individual customers and correspondents. Additionally, JBOC is subject to the margin rules established by the Board of Governors of the Federal Reserve System and the National Association of Securities Dealers, Inc. ("NASD").

          Acting as a clearing agent in the securities business requires both working capital and capital for regulatory requirements. See "Net Capital Requirements" below, for a more extensive discussion of capital requirements.

          Market Making Activities

          In order to facilitate the execution of security transactions for its own customers and the customers of its correspondents, JBOC acts as a market maker for approximately 730 public corporations whose stocks are traded on the NASDAQ National Market System, New York Stock Exchange ("NYSE") or other national exchanges.

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

          Interest Income

          The Company derives a portion of its income from interest generated on the margin accounts of its customers and, to a lesser extent, those of its correspondents. A margin account allows the customer to deposit less than the full cost of the security purchased while the Company lends the balance of the purchase price to the customer, secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions ranging from 0.25% below to 2.75% above the broker call rate, which is the rate at which brokers can generally obtain financing using margined and firm owned securities as collateral. As of December 31, 1999, the total of all debit balances held in active margin accounts was approximately $440,000,000. The Company finances its margin lending business primarily through customer free credit balances, stock loan and existing credit lines with commercial lenders.

          Pursuant to written agreements with customers, broker-dealers are permitted by the Securities and Exchange Commission's ("SEC") regulations to lend customer securities held as collateral in margin accounts. Customer free credit balances were approximately $305,000,000 at December 31, 1999. These credit balances are available to finance customer margin balances subject to the requirements of SEC rules. The Company also utilizes stock loan arrangements with other broker dealers to finance customer debit balances.

          In addition to the above financing, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $130,000,000.

          Securities Industry Practices

          JBOC is registered with the SEC and the NASD and is a member of the following organizations: Chicago Stock Exchange, Pacific
          Stock Exchange, Cincinnati Stock Exchange, DTC, NSCC and Options Clearing Corporation ("OCC"). JBOC is registered as a securities broker-dealer in all 50 states and the District of Columbia. JBOC is also a member of the Securities Investors Protection Corporation ("SIPC"), which provides JBOC's customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. JBOC has also acquired an additional $10,000,000 in insurance coverage through National Union Fire Insurance Company of Pittsburgh, a subsidiary of American International Group ("AIG"), as added protection for individual customers' securities, covering all clients of JBOC's fully-disclosed correspondents and discount customers.

          JBOC is subject to extensive regulation by federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern the industry and conduct periodic reviews of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker-dealers. See "Forward-Looking Statements and Risk Factors " Government Regulation" below.

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

          In computing net capital under the Rule, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a firm's position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with the Rule could require intensive use of capital and could limit JBOC's ability to pay dividends to the Company, which in turn could limit the Company's ability to pay dividends to its shareholders. Failure to comply with the Rule could require the Company to infuse additional capital into JBOC, could limit the ability of the Company to pay its debts and/or interest obligations, and may subject JBOC to certain restrictions which may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that the Company could not or elected not to infuse the additional capital or otherwise bring the JBOC into compliance, JBOC would ultimately be forced to cease operations. See "Forward-Looking Statements and Risk Factors " Net Capital Requirements" below.

          At December 31, 1999, and 1998 JBOC elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 1999, JBOC had net capital of $27,491,404, which was $18,699,718 in excess of the minimum amount required. At December 31, 1998, JBOC had net capital of $14,380,292, which was $8,728,676 in excess of the minimum amount required.

          Employees

          As of March 22, 2000, the Company and its subsidiaries had approximately 331 employees. The Company considers its employee relationships to be good.

          Forward-Looking Statements and Risk Factors

          You should carefully consider the risks described below before making an investment decision in the Company. The risks and uncertainties described below are not the only ones facing the Company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. The forward-looking statements described below and elsewhere in this document involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

          In accordance with "plain English" guidelines provided by the SEC, the Forward-Looking Statements and Risk Factors have been written in the first person.

          Managing a Changing Business

          Our business and operations have changed substantially since we began offering discount brokerage services, and we expect the pace of change in the brokerage business to continue. This rapid change places significant demands on our administrative, operational, financial and other resources.

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

          Acquisitions

          We may acquire other companies or technologies in the future, and we from time to time evaluate such opportunities. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. No assurance can be given as to our ability to integrate successfully any operations, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on our business, financial condition and operating results.

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

          Net Capital Requirements

          The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. See "Business Overview " Net Capital Requirements" above.

          Systems Failure

          We receive and process trade orders through internal trading software, the Internet, and touch-tone telephone. Thus, we depend heavily on the integrity of the electronic systems supporting this type of trading. Heavy stress placed on our systems during peak trading times or interference from third parties over the Internet could cause our systems to operate too slowly or by fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, we may be able to take orders by telephone. However, only associates with securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a systems failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results.

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

          Stock Price Volatility

          The trading price of our common stock has been and may continue to be subject to wide fluctuations. For example, during the twelve months ended March 15, 2000, our common stock closed as low as $5.59 and as high as $25.13. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may consider comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet related companies in particular, have experienced extreme volatility that has often been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.


          Item 2.        Properties

          The principal offices of the Company and JBOC are located at 9665 Wilshire Boulevard, 3rd Floor, Beverly Hills, California 90212. As of March 2, 2000, the Company and its subsidiaries lease or conduct their operations from and have their administrative offices at the following locations:

          Location                Area (Sq.  Principal        Lease
                                       Feet)    Use
          9665 Wilshire Blvd.,      24,909   JBOH and       Expires Oct.
          3rd,  2nd , 5th and 8th              JBOC           2002
          Floors, Beverly Hills,
          CA  90212

          One Exchange Plaza,        6,050   JBOC           Expires Jun.
          19th Floor                                        2006
          New York, NY  10006

          801 Brickell Ave. Suite    6,993   JBOC           Expires Feb.
          2450                                              2003
          Miami, FL  33131

          140 West Valley Blvd.,     2,017   JBOC           Expires May
          Suite 220/1 San                                   2002
          Gabriel, CA  91776

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

          In February 2000, the Company reached a settlement with the United States Attorney's Office for the Central District of California (the "USAO") in connection with the USAO's investigation of the prior management and ownership of the Company. The investigation by the USAO and a concurrent investigation by the U.S. Securities and Exchange Commission (the "SEC") have been previously reported by JBOH in its periodic filings with the SEC. Neither current management nor current ownership is or was the subject of the USAO or the SEC investigations.

          While the Company maintains its innocence, it agreed to pay $2,000,000 to the USAO over the next three years in settlement of the investigation and to offset the USAO's costs of its
          investigation.   Under the terms of the Settlement Agreement
          between the USAO and the Company, dated February 14, 2000 (the "Settlement"), JBOH paid $500,000 concurrently with the signing of the Settlement and will pay the remainder in $500,000 annual installments over the next three years. JBOH recognized a charge of $2,300,000 in the fourth quarter of 1999 to account for the Settlement with the USAO and an anticipated settlement with the SEC.

          If JBOH fails to make payment of any installment when due, the entire unpaid balance will become immediately due and payable, and if JBOH sells a controlling interest in JBOC to a third party, the remaining unpaid installments must be paid prior to the closing of the sale. If on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1.0 million or more to the SEC, the USAO agreed that JBOH's obligation to the USAO would be reduced by $500,000.

          The Settlement provides that as long as the Company complies with its terms, the USAO will not bring charges against the Company in connection with the matters that are the subject of the investigation. In addition, the USAO will, at the request of the Company, notify the SEC, the National Association of Securities Dealers or any other prosecutorial authority, regulatory or administrative authority of the nature and extent of the cooperation the Company provides under the terms of the Settlement.

          The Settlement requires the Company to comply with all applicable federal and state securities and other laws and regulations and to cooperate with the ongoing investigation of others by the USAO and other governmental agencies, including producing documents and other evidence, and providing technical assistance and analysis. In addition, within 60 days of the signing of the Settlement, JBOC is required to hire, with the USAO's approval, a law firm to serve as an independent expert to insure JBOC's compliance with applicable securities, broker-dealer laws and regulations. Within 120 days of the appointment of the expert, the expert is required to report to the USAO regarding JBOC's compliance and, if applicable, to make recommendations for bringing JBOC into compliance. With the express consent of the USAO, the deadline for the report can be extended for up to an additional 120 days. The USAO will provide JBOC with written notice of the recommendations that it wants JBOC to implement, and JBOC will have six months from the date of the notice to complete the implementation of the recommendations, if any. JBOC is required to pay all the costs of the expert.
          In addition, the Settlement requires the Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and General Counsel of JBOC to execute semi-annual certificates stating that the Company is abiding by the terms of the Settlement, including adherence to the expert's recommendations, if any, that were required to be implemented. The obligation to provide the certificates will continue for the next three years.

          Under the terms of the Settlement, the Company also agreed that it would be subject to monetary penalties and the USAO would not be bound by its promise of non-prosecution if JBOH or JBOC materially failed to abide by the terms of the Settlement.

          The Settlement also required the Company to enter into agreements waiving possible defenses the Company might have raised in the event of a breach of the Settlement. The defenses waived included double jeopardy, indictment and the tolling of any applicable statute of limitations.

          While the Settlement brings a resolution to the USAO
          investigation, the SEC investigation into these matters remains
          ongoing.   The Company continues to cooperate with the SEC and is
          hopeful that the SEC investigation will be settled, but can make no assurance as to if or when it might be resolved.

          The USAO and SEC investigations appear to focus primarily on two areas related to previous management of the Company. The first is whether JBOH, in its proxy filings with the SEC, properly and accurately reported shareholder information regarding its former management and ownership. JBOH believes that is fulfilled its duties and obligations under applicable securities law in furnishing the required shareholder information.

          The second area of focus is trading activity dating back to as early as 1993 by entities alleged to be associated with a former consultant to the Company. The Company has assessed its trading in the securities in question and has determined that it lost over $7.0 million on those positions. As previously reported, the Company liquidated its remaining positions in these securities in the fourth quarter of 1998 and has no further downside risk from these securities.


          Item 4.        Submission Of Matters To A Vote Of Security
          Holders

          There were no matters submitted to a vote of the shareholders during the fourth quarter of 1999.


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

                            Stock Price and Dividend Data

                                       Month Ended
                                    1-31-00 2-29-00

               Price range of common stock
                High                  $8.25   $7.94
                Low                    6.50    5.59
                Close at end of        6.53    7.88
               period


                                               Quarter Ended
                                    3-31-99 6-30-99  9-30-99 12-31-99


               Price range of common stock
                High                 $25.75  $25.13   $11.13   $10.38
                Low                    1.41    8.69     7.00     7.44
                Close at end of        7.25   14.13     7.69     7.69
               period


                                               Quarter Ended
                                    3-31-98 6-30-98 9-30-98  12-31-98

               Price range of common stock
                High                  $0.84   $1.75    $1.31    $4.50
                Low                    0.59     .69      .38      .44
                Close at end of
                 period                0.72     .81      .69     1.81

          The number of record holders of the Company's common stock as of March 2, 2000 was 237. The Company believes the number of beneficial holders of the Company's common stock as of January 27, 2000 to be approximately 19,860.

          Dividends

          JBOH has not declared or paid cash dividends on its common stock. Given the Company's past expansion and overall business growth, Management believes it has been prudent to retain and increase the Company's capital base. The Company does not currently anticipate paying cash dividends. Future payments of dividends will depend upon, among other factors, regulatory restrictions, the Company's consolidated earnings, overall financial condition, and cash and capital requirements.

          Item 6.        Selected Financial Data

          The information set forth below should be read and reviewed in conjunction with the Management's Discussion and Analysis, consolidated financial statements, and related notes, included under Items 7 and 8 of this report.

                              JB Oxford Holdings, Inc.
                     Selected Consolidated Financial Information
                    (Amounts in thousands, except per share data)

                                    1999     1998    1997    1996     1995

          Income Statement Data
          Revenues               $104,212  $67,268 $69,962  $57,599  $39,605
          Net Income (Loss)
           Before Extraordinary
           Item                    10,008   (1,839)  1,523    4,040    5,225
          Net Income (Loss)        10,445   (1,839)  1,523    4,040    5,225
          Basic Earnings (Loss)
           Before Extraordinary
           Item                      0.70    (0.13)   0.12     0.44     0.62
          Basic Earnings (Loss)
           Per Share                 0.73    (0.13)   0.12     0.44     0.62
          Diluted Earnings (Loss)
           Before Extraordinary      0.43    (0.13)   0.09     0.23     0.40
          Diluted Earnings (Loss)
           Per Share                 0.45    (0.13)   0.09     0.23     0.40
          Dividends                    --       --      --       --       --
          Balance Sheet Data
          Total Assets           $497,739 $405,990$341,586 $330,336 $175,764

          Long-term and                --    1,250   1,500    2,000    6,623
          Subordinated Debt
          Liabilities (Excluding  471,368  390,374 326,463  315,978  160,697
          Long-Term)
          Total Shareholders'      26,371   15,617  15,123   12,358    8,444
          Equity
          Book Value Per Share*      1.83     1.12    1.07     1.18     0.74
          * Computed using shareholders' equity less preferred stock with the result divided by total outstanding common stock.

          Item 7. Management's Discussion and Analysis Of Financial Condition and Results Of Operations

          Special Note Regarding Forward-Looking Statements

          Some of the statements contained in this section of the Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by the forward-looking statements. Any potential investor in the Company should carefully consider the matters discussed in Item 1 "Business Overview" Forward Looking Statements and Risk Factors" above.

          Business Overview

          The Company, through its wholly owned subsidiaries, provides discount brokerage services and related financial services to
          retail customers and broker-dealers nationwide.   The Company's
          primary subsidiary, JB Oxford & Company ("JBOC"), is a registered broker-dealer offering services including (i) discount and electronic brokerage services to the investing public; (ii) clearing and execution services to correspondents on a fully-disclosed basis; and (iii) acting as a market maker in NASDAQ National Market System, New York Stock Exchange ("NYSE"), and other national exchange-listed securities.

          The financial services industry is a dynamic and ever-changing industry. Management believes that continued improvements in technology and the widespread use of technology, including the Internet, is dramatically changing the way financial services are provided. The ability to obtain quotes, make trades, and obtain account information instantly through the Internet has come to be expected by many investors. Management believes that additional technologies, products and services will become commonplace in the not too distant future. Management's strategy is to position the Company to take advantage of the opportunities presented by the expected changes in the financial services industry. To that end, in September 1999, the Company launched a new account service package called JB Oxford n*power featuring free Internet access, online trading capabilities, electronic financial services " including online bill payment and a free ATM/check card " for customers maintaining a minimum account balance. The company also redesigned its web site at www.jboxford.com to include a brighter look, improved speed, easier navigation and an expanded selection of timely market information and research tools. The new website also offers live, one-on-one technical support utilizing voiceover IP technology.

          Results of Operations

          Years Ended December 31, 1999, 1998 and 1997

          Revenues

          The Company's total revenues were $104,211,781 in 1999, an increase of 55% from $67,268,325 in 1998, which was down 4% from $69,961,623 in 1997. The increase in total revenues from 1998 to 1999 was primarily attributable to an increase in all of the Company's business divisions, including a 170% increase in trading revenues and a 116% increase in clearing revenues. The primary reason for the decrease in total revenues from 1997 to 1998 was a decrease in clearing and execution revenues of 34%.

          Commission revenues increased 27% to $33,827,615 in 1999, from $26,600,214 in 1998, which was up 3% from $25,939,576 in 1997.
          Commission revenue was the largest source of revenue to the Company during 1999, 1998, and 1997, consisting of 32%, 40%, and 37%, respectively, of total revenues during these years. In 2000, management anticipates increased commission revenue, as the Company experiences continued growth in its discount and on-line brokerage divisions, and as these revenues track the overall growth in trading volume experienced during recent years.

          Interest revenues increased 24% to $28,930,515 in 1999, from $23,260,659 in 1998, which was down 1% from $23,601,341 in 1997.
          Fluctuations in interest revenues are consistent with usual fluctuations of debit balances in customers' brokerage margin accounts, as well as changes in broker-call rates on which the interest charged to customers is calculated.

          Revenues from trading profits increased 170% to $15,517,700 in 1999, from $5,747,187 in 1998, which was up 155% from $2,250,940 in 1997. The increases for all periods presented were attributable to an increase in trading volume from the Company's discount and on-line brokerage operations. Trading profits dramatically increased in 1999 due to the Company's consistently trading orderflow from its retail operation and the liquidation of certain investment positions held during 1998. The increase from 1997 to 1998 was attributable to the discontinuance, in the fourth quarter of 1998, of proprietary trading positions and investment banking activities that negatively affected trading profits, and from an increase in the Company's market-making activities in listed securities. Management anticipates continued growth in revenues from trading profits for 2000.

          Other revenues increased 851% to $902,130 in 1999, from $94,838 in 1998, which was down 87% from $727,359 in 1997. The increase in other revenue in 1999 was not attributable to any significant or singular factor. The decrease in other revenue from 1997 to 1998 was attributable to a one-time gain of $500,000 recognized in 1997 as compensation from a corespondent prematurely terminating its clearing contract with the Company. Management anticipates that other revenues will continue to account for a negligible percentage of total revenues in the future.

          Expenses

          Operating expenses totaled $86,980,546 in 1999, an increase of 32% from $66,055,680 in 1998, which was a decrease of 2% from $67,339,066 in 1997. Many of the Company's expenses, including commission expense, interest expense and data processing charges, are directly related to commission revenues, trading revenues, and clearing and execution revenues, which all increased in 1999 from the prior year. The overall increase in expenses since 1997 is primarily the result of growth in the Company's discount and online brokerage divisions. As a percentage of total revenues, total operating expenses accounted for 83%, 98% and 96% in 1999, 1998 and 1997, respectively. The reduction in total expenses as a percentage of total revenues is the result of management's concerted effort to contain costs and improve operating efficiencies, as well as increases in the Company's total revenues.

          Data processing expense increased 64% to $10,114,145 in 1999, from $6,168,764 in 1998, which was up 18% from $5,214,148 in
          1997. The increase in data processing expense from 1998 to 1999 was the result of growth in correspondent clearing activities, as well as discount and trading volumes.

          Expenses for salaries increased 5% in 1999 to $10,176,438 from $9,725,313 in 1998, which was down 5% from $10,231,818 in 1997.
          Occupancy and equipment costs increased 3% to $4,966,437 in 1999, from $4,819,812 in 1998, which was up 17% from $4,108,926 in
          1997. These increases were the result of new computer equipment and technology in preparation of year 2000.

          In the third quarter of 1999, JBOC launched a new national advertising campaign to encourage consumers to "Put Your Money to Work." As a result, in 1999 the Company's promotional expenses increased 226% to $12,807,200 from $3,929,062 in 1998, which was up 6% from $3,709,631 in 1997.  Of the $12,807,200 spent in 1999,
          $10,000,000 of that was spent directly on the advertising campaign mentioned above. In 2000, the Company expects to spend approximately $500,000 per month in promotional expenses. However, the Company will remain flexible in its approach and may adjust its advertising budget and strategy to maximize the effectiveness of advertising dollars spent.

          Bad debt expense increased 1% to $2,036,982 in 1999 from $2,019,454 in 1998, which was an increase of 51% from $1,335,412 in 1997.

          The Company recorded settlement expense of $2,537,880 in 1999 which was an increase of 302% from $630,539 in 1998, which was a decrease of 78% from $2,897,313 in 1997. The increase in 1999 was the result of the Company settling the investigation with USAO and the anticipated settlement with the SEC (See Note 16 Commitments and Contingencies). The decrease from 1997 to 1998 was primarily the result of the settlement of a litigation matter during 1997 in which the Company paid $1,500,000 to settle the matter, as well as resolutions of other matters related to an inactive subsidiary of the Company, Reynolds Kendrick Stratton, Inc. The Company recorded no non-cash interest expense in 1999, compared to $2,530,000 in 1998. The 1998 amount reflected a charge taken with respect to a change of control transaction that occurred in the second quarter of 1998.

          The Company's effective tax rate varied from its statutory federal rate due to changes in state taxes net of federal benefit and other temporary differences. (See Note 12 of the Notes to Consolidated Financial Statements, below.)

          Extraordinary Items/One-time Charges

          In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which was included in 1999 net income of $10,444,630 and has been reflected as an extraordinary item during 1999. In the fourth quarter of 1999, the Company recorded one-time charges totaling $2,300,000 related to settlement with the USAO and an anticipated settlement with the SEC.

          Liquidity and Capital Resources

          The Company completed an initial public offering of its common stock in 1987 and has made several private placements of its securities since that time. Currently, the Company finances its growth though the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit of approximately $130,000,000.
          Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates. The majority of the Company's corporate assets at December 31, 1999, 1998 and 1997 were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial conditions reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle with a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. (See Item 1 "Business Overview" Net Capital Requirements above.) At December 31, 1999, JBOC had regulatory net capital of $27,491,404, which exceeded the minimum requirement by $18,699,718.

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

          In February 1999, Hareton Sales & Marketing, Inc. ("Hareton"), the holder of $502,615 in face value of the Company's 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company, and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

          In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust"), a wholly owned subsidary, to purchase common stock of the Company. Third Capital Partners, LLC serves as trustee of the Trust, without compensation. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's common stock for an average price of $1.25 per share. Pursuant to the terms of the Trust, Third Capital Partners, LLC has the right to vote the shares held by the Trust, but has no right to dispose of them except upon termination of the Trust. The Trust will terminate on the earlier of February 18, 2001, or the completion of the investigation relating to the Company being conducted by the USAO, the Federal Bureau of Investigation and the SEC. The investigation being conducted by the USAO was settled on February 14, 2000. See Item 3. Legal Proceedings, above.

          Concurrent with the Trust's purchase of shares, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, and Oeri Finance, forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance, Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock. A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000 and is included in "Notes payable" in the Company's consolidated financial statements included below. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 16, "Contingent Liabilities," to the financial statements).

          On November 8, 1999, Third Capital Partners, LLC, the beneficial owner of two secured convertible notes of the Company in the aggregate principal amount of $5,418,696, maturing December 31, 1999, agreed to extend the repayment of both notes for a period of 12 additional months, to December 31, 2000. The Company will continue to make interest payments only on each note, and no other terms of the notes were affected by the extension agreements.

          Liquidity at December 31, 1999, 1998 and 1997

          The Company's cash position increased significantly during 1999 by $3,526,523 to $6,023,095 at year-end. This compares with a net decrease in cash and cash equivalents of $101,490 in 1998, and a net increase of $1,628,191 in 1997. The fluctuation in the Company's cash position can be impacted by the settlement cycles of the business which relate directly to the cash provided from, or used in, operations.

          Cash Flows From Operating Activities

          Net cash provided by (used in) operating activities was $5,607,036, $(136,340) and $5,848,138 for 1999, 1998 and 1997,
          respectively. The Company's net cash provided by (used in) operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

          During 1999, the most significant use of cash was an increase in receivables from customers of $171,429,660. The most significant source of cash in operations was $82,977,416 provided from cash segregated under federal and other regulations and $79,236,179 provided from payables to broker-dealers and clearing organizations. This source of cash was offset by the uses of cash indicated above.

          During 1998, the most significant use of cash was the increase in cash segregated under federal regulations in the amount of $75,247,813. As a result of an decrease in securities loaned at December 31, 1998, payables to broker-dealers and clearing organizations decreased $32,158,241 to $58,064,209. The most significant source of cash in operations was the change in payables to receivables from customers of $90,925,459. This source of cash was offset by the uses of cash indicated above.

          Cash Flows Used In Investing Activities

          The net cash used in investing activities during 1999, 1998 and 1997 was $1,512,160, $875,473 and $1,732,405, respectively.
          These cash uses are a direct result of capital expenditures made by the Company during these periods. The Company's requirement for capital resources is not material to the business as a whole. Although the Company continually upgrades its information and communication systems, future expenditures for upgrading of the Company's various information and communication systems are not estimated to be material to the operations of the Company. The Company presently has no plans to open additional offices and has no significant commitments for capital expenditures.

          Cash Flows From Financing Activities

          Financing activities used $568,353 in cash during 1999, primarily through the acquisition of $586,925 of treasury stock. This compares with net cash provided from financing activities of $910,323 during 1998, and net cash used in financing activities of $2,487,542 in 1997. During 1998 the most significant source of cash was loans issued from shareholders of $1,250,000. In 1997 the Company used $6,097,193 to pay short tem borrowings while $2,867,500 was provided from shareholder loans and $1,327,630 from the issuance of common stock

          In 1998, the company's financing activities provided cash primarily through the issuance of additional debt securities which are convertible into the Company's common stock. See "Liquidity and Capital Resources" above.

                                 JB OXFORD & COMPANY
                                SHORT TERM BORROWING
                               (Amounts in thousands)

          Category of aggregate short-term
            borrowings                        a      b     c          d      e
          Year Ended December 31, 1999
          collateralized by:
               Customer securities         $  --  $  --  $10,500  $1,475  7.3%
          Year Ended December 31, 1998
          collateralized by:
               Customer securities         $  --     --   $6,005  $1,366  8.4%
          Year Ended December 31, 1997
          collateralized by:
               Customer securities         $  --     --  $12,262  $4,264  6.9%
                Firm securities            $  --     --  $ 1,500  $  308  8.5%

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

          During the past year, the Company has experienced tremendous growth in its customer transactions. In order for the Company to continue this growth and assure stability, management is continually exploring additional sources of capital to increase the Company's liquidity and capital base. In the past two months, Management secured an additional line of credit to help finance regulatory capital. Management will continue its efforts to increase liquidity and capital as the Company's business continues to grow.

          Impact of Inflation

          Inflation has had a minimal impact on the operations and financial condition of the Company in recent years. The Company will continually monitor costs and productivity and will adjust prices and operations as necessary to meet inflationary impacts or market changes.

          Recent Accounting Pronouncements

          The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferred of the Effective Date of FASB Statement No. 133." The Company is required to and will implement the provision of this new standard on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Statement of Financial Condition as either an asset or as a liability measured at is fair value and that changes in the fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements but does not believe it will have a material effect on the Company's financial position or results of operations.

          Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk

          Market Risk Disclosures

          The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. See Item 1 "Business Overview" Forward-Looking Statements and Risk Factors" above. The Company is exposed to market risk related to changes in interest rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

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

          Equity Price Risk

          JBOC acts as a market maker for approximately 730 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

          Item 8.        Financial Statements and Supplementary Data

          The financial statements and schedules required to be filed by
          Item 8 of this form and paragraph (d) are contained herein as follows:
                                                                       Page

          Report of Independent Public Accountants                       __
          Report of Independent Certified Public Accountants             __
          Consolidated Statements of Financial Condition December 31, __ 1999, and 1998
          Consolidated Statements of Operations Years Ended December     __
           31, 1999, 1998, and 1997
          Consolidated Statements of Changes in Shareholders' Equity     __
           (Deficit)Years Ended December 31, 1999, 1998, and 1997 Consolidated Statements of Cash Flows Years Ended December __
           31, 1999, 1998, and 1997
          Notes to Consolidated Financial Statements                     __
          Financial Statement Schedule I - Condensed Financial           __
           Statements (Parent Company Only)
          Financial Statement Schedule II - Valuation and Qualifying     __
           Accounts



          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




          To JB Oxford Holdings, Inc.:

          We have audited the accompanying consolidated statements of financial condition of JB Oxford Holdings, Inc. (a Utah corporation) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements, and the schedules referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JB Oxford Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedules I and II are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


          ARTHUR ANDERSEN LLP

          Los Angeles, California
          February 25, 2000



          Board of Directors
          JB Oxford Holdings, Inc.


          We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1997. We have also audited the schedules listed in the accompanying index for the year ended December 31, 1997. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

          Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein for the year ended December 31, 1997.



          BDO Seidman, LLP
          Los Angeles, California
          March 27, 1998




                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition



                                                         December 31,
                                                       1999        1998

          Assets:


          Cash and cash equivalents (including
           securities purchased under agreements to
           resale of $0 and $140,516)                $6,023,095   $2,496,572

          Cash and securities purchased under
           agreements to resell, segregated under
           federal and other regulations             27,173,659  110,151,075

          Receivable from broker-dealers and
           clearing organizations (net of allowance
           for doubtful accounts of $0 and
           $2,103,802)                                7,717,643    7,321,066

          Receivable from customers (net of
           allowance for doubtful accounts of
           $1,601,178 and $5,354,864)               438,208,683  268,608,125

          Other receivables (net of allowance for
           doubtful accounts of $0 and $1,979,793)    1,614,254    1,591,482

          Marketable securities owned - at market       223,034    2,927,071
           value

          Furniture, equipment, and leasehold
           improvements (at cost - net of
           accumulated depreciation and
           amortization of $6,296,033  and
           $5,389,576)                                3,024,193    2,860,100

          Income taxes receivable                     1,012,881      717,396

          Deferred income taxes                       1,479,425    1,079,840

          Clearing deposits                           9,598,797    6,833,171

          Other assets                                1,663,442    1,404,455

          Total assets                             $497,739,106 $405,990,353



            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                          December 31,
                                                         1999      1998

          Liabilities and shareholders' equity:

           Liabilities:

            Payable to broker-dealers and clearing  $137,300,388  $58,064,209 organizations

            Payable to customers                     313,354,154  311,958,515

            Securities sold, not yet purchased - at       96,904      868,085
             market value

            Accounts payable and accrued liabilities  12,303,092    9,010,480

            Income taxes payable                              --      552,648

            Loans from shareholders                    5,418,696    8,538,811

            Notes payable                              2,895,124      130,997

            Subordinated borrowings                           --    1,250,000


           Total liabilities                         471,368,358  390,373,745



           Commitments and contingent liabilities
           (Note 16)



           Shareholders' equity:

            Common stock  ($0.01 par value,
             100,000,000 shares authorized;
             15,088,226 and 14,141,205 shares issued)  150,882        141,412

            Additional paid-in capital              16,232,281     15,345,316

            Retained earnings                       10,772,290        327,660

            Treasury stock, 704,040 and 234,500       (784,705)      (197,780)
             shares at cost

           Total shareholders' equity               26,370,748     15,616,608

           Total liabilities and shareholders'
             equity                               $497,739,106   $405,990,353




            See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations

                                             For The Years Ended December 31,
                                               1999        1998        1997

          Revenues:
           Clearing and execution         $25,033,821 $11,565,427 $17,442,407

           Trading profits                 15,517,700   5,747,187   2,250,940

           Commissions                     33,827,615  26,600,214  25,939,576

           Interest                        28,930,515  23,260,659  23,601,341

           Other                              902,130      94,838     727,359

           Total Revenues                 104,211,781  67,268,325  69,961,623

          Expenses:
           Employee compensation           10,176,438   9,725,313  10,231,818
           Commission expense              12,473,534   9,259,410   9,169,351
           Clearing and floor brokerage     3,650,676   3,621,816   2,954,415
           Communications                   6,934,245   5,983,039   6,560,425
           Occupancy and equipment          4,966,437   4,819,812   4,108,926
           Interest                        14,615,836  13,960,009  14,191,646
           Data processing charges         10,114,145   6,168,764   5,214,148
           Professional services            4,592,666   3,346,260   4,585,781
           Promotional                     12,807,200   3,929,062   3,709,631
           Bad debt expense                 1,829,102   2,019,454   1,335,412
           Settlement expense               2,537,880     630,539   2,897,313
           Other operating expenses         2,282,387   2,592,202   2,380,200

           Total Expenses                  86,980,546  66,055,680  67,339,066

           Income From Operations          17,231,235   1,212,645   2,622,557

             Non-cash interest expense on          --   2,530,000          --
           convertible notes

           Income (Loss) Before Income     17,231,235  (1,317,355)  2,622,557
           Taxes and Extra-ordinary Item
           Income tax provision             7,223,480     521,251   1,099,872
           Income (Loss) Before            10,007,755  (1,838,606)  1,522,685
           Extraordinary Item
           Extraordinary Item:
           Forgiveness of Debt, Net of
           Taxes                              436,875          --          --

           Net Income (Loss)              $10,444,630  $(1,838,606) $1,522,685



               See accompanying notes to Consolidated Financial
                                Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                  Consolidated Statements Of Operations - continued

                                             For The Years Ended December 31,
                                               1999        1998        1997

           Basic Net Income (Loss) Per
           Share:
           Income (loss) before income
            taxes and extraordinary Item      $0.70     $(0.13)       $0.12
           Extraordinary item:  Forgiveness    0.03         --           --
            of debt

           Basic Net Income (Loss) Per        $0.73     $(0.13)       $0.12
            Share

           Diluted Income (Loss) Per Share:
           Income (loss) before income
            taxes and extraordinary Item      $0.43     $(0.13)       $0.09
           Extraordinary item:  Forgiveness    0.02         --           --
            of debt

           Diluted Net Income (Loss) Per      $0.45     $(0.13)       $0.09
            Share


           Weighted average number of
            shares of common stock and
            assumed conversions
               Basic                      14,295,751  14,127,800 12,334,517
               Diluted                    23,902,717  14,127,800 18,746,264

                         See accompanying notes to Consolidated Financial
                    Statements.



         JB Oxford Holdings, Inc. and Subsidiaries
 Consolidated Statements Of Changes in Shareholders' Equity
Preferred Stock        Common Stock

                                    Additional
                                      Paid-in     Retained   Treasury
                Shares     Amount     Shares    Amount    Capital     Earnings     Stock     Total

Balance at
January 1, 1997   $200,000  $2,000,000  $8,760,205    $87,602   $9,541,496     $729,060            --   $12,358,158
 Issuance of
 common stock           --          --      65,000        650      124,150           --            --       124,800
 Exercise of
 warrants               --          --   1,316,000     13,160    1,189,670           --            --     1,202,830
Conversion of
 preferred stock  (200,000) (2,000,000)  4,000,000     40,000    1,960,000           --       (85,479)           --
 Net Income             --          --          --         --           --    1,522,685           --      1,522,685
 Cash Dividends-
 preferred stock        --          --          --         --           --     ( 85,479)          --        (85,479)
Balance at
 December 31, 1997      --          --  14,141,205    141,412    12,815,316   2,166,266           --     15,122,994
 Non-cash interest
 expense                --          --          --         --     2,530,000          --           --      2,530,000
   Net (Loss)           --          --          --         --            --   (1,838,606)         --     (1,838,606)
 Treasury stock         --          --          --         --            --           --    (197,780)      (197,780)
Balance at
 December 31, 1998      --          --  14,141,205    141,412    15,345,316      327,660    (197,780)    15,616,608
 Issuance of common
 stock                  --          --     947,021      9,470       886,965           --          --        896,435
 Net Income             __          --          --         --            --    10,444,630         --     10,444,630
 Treasury stock         --          --          --         --            --            --   (586,925)      (586,925)
Balance at
 December 31, 1999      --          --  15,088,226    150,882     16,232,281  $10,772,290  $(784,705)   $26,370,748

See accompanying notes to Consolidated Financial Statements.




                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Cash Flows


                                             For The Years Ended December 31,
                                                1999       1998        1997

          Cash flows from operating
          activities:
           Net income (loss)               $10,444,630 $(1,838,606)$1,522,685

          Adjustments to reconcile net
           income (loss) to net cash
           provided by (used in) operating
           activities:
            Depreciation and amortization    1,348,067  1,475,840   1,259,147
            Deferred rent                     (121,464)  (111,693)    (62,700)
            Provision for bad debts          1,829,102  2,019,454   1,335,412
            Provision (benefit) for deferred  (399,585)  (127,415)   (228,563)
            income taxes
            Non-cash interest expense for           --  2,530,000         --
           convertible debentures
              Forgiveness of debt             (728,125)        --         --
           Changes in assets and
           liabilities:
            Cash segregated under federal   82,977,416(75,247,813) 60,773,200
            and other regulations
            Receivable from broker-dealers
             and clearing organizations       (396,577)(2,638,158)  2,351,805
            Receivable from customers     (171,429,660) 8,933,391 (71,169,319)
            Other receivables                  (22,772)   641,839    (829,733)
            Marketable securities owned      2,704,037    810,590   1,342,485
            Clearing deposits               (2,765,626)  (104,581) (1,755,344)
            Other assets                      (258,987)   640,133  (1,099,722)
            Payable to broker-dealers and   79,236,179(32,158,241) 54,655,744
              clearing organizations
            Payable to customers             1,395,639 90,925,459 (40,986,941)
            Securities sold not yet           (771,181)  (280,621)    904,842
              purchased
            Accounts payable and accrued     3,414,076  4,057,529  (2,478,854)
              liabilities
            Income taxes payable/refundable   (848,133)   336,553     313,594

          Net cash provided by (used in)     5,607,036   (136,340)  5,848,138
          operating activities

          Cash flows from investing
           activities:

           Capital expenditures             (1,512,160)  (875,473) (1,732,405)

          Net cash used in investing        (1,512,160)  (875,473) (1,732,405)
          activities
          Cash flows from financing
           activities:
           Advances (repayments) of notes     (125,248)   108,103             --
            payable
           Advances (repayments) on short           --         --  (6,097,193)
            term borrowing
           Payment of subordinated loans      (250,000)  (250,000)   (500,000)
           Loans from shareholders                  --  1,250,000   2,867,500
           Issuance of stock                   393,820         --   1,327,630
           Treasury stock                     (586,925)  (197,780)         --
           Payment of cash dividends -              --         --     (85,479)
            preferred stock

          Net cash provided by (used in)      (568,353)   910,323  (2,487,542)
          financing activities

          Net increase (decrease) in cash    3,526,523   (101,490)  1,628,191
           and cash equivalents
          Cash and cash equivalents at       2,496,572  2,598,062     969,871
           beginning of year

          Cash and cash equivalents at end
          of year                           $6,023,095 $2,496,572  $2,598,062




            See accompanying notes to Consolidated Financial Statements.


                      JB Oxford Holdings, Inc. and Subsidiaries
                     Notes To Consolidated Financial Statements


          Note 1.        Basis of Presentation

          Reporting Entity

          The accompanying consolidated financial statements for 1999, 1998 and 1997 include the accounts of JB Oxford Holdings, Inc., a Utah Corporation, and its wholly-owned subsidiaries, JB Oxford & Company ("JBOC"), Stocks4Less, Inc. ("S4L"), JB Oxford Insurance Services, Inc. ("JBOI"), Reynolds Kendrick Stratton, Inc. ("RKSI"); and its 90% owned subsidiary, Prolyx Data Systems, Inc. ("Prolyx") (collectively referred to as the "Company" or "JBOH"). The Company operates in a single industry segment, the Securities Industry. The Company derives its revenues primarily from its brokerage services operations, correspondent clearing services and market making activities at JBOC. No individual customer or correspondent accounts for 10% or more of consolidated revenues. Intercompany balances have been eliminated in the consolidated financial statements. Additionally, minority shareholders' interests are not separately presented, as the amounts are not significant.

          The Company and JBOC have their principal offices in Beverly Hills, California. JBOC's brokerage division has branches in Beverly Hills, California; New York, New York; Miami, Florida; and San Gabriel, California.


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

          Note 2.        Summary of Significant Accounting Policies

          Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

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


          Allowance for Doubtful Accounts

          On an ongoing basis, the Company reviews its allowance for doubtful accounts on receivables from broker-dealer and clearing organizations, customer receivables and other receivables. The Company establishes allowances to cover known and inherent losses. As of December 31, 1999 and 1998, the Company believes the allowance for doubtful accounts on receivables from broker-dealers and clearing organizations, customer receivables and other receivables are adequate.

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

          Marketable Securities Owned

          Marketable securities and securities sold, not yet purchased are reported at prevailing market prices as of December 31, 1999. Realized and unrealized gains and losses on marketable securities owned and securities sold, not yet purchased are included in trading profits, net.

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

          Furniture, Equipment and Leasehold Improvements

          Furniture, equipment and leasehold improvements are carried at cost net of accumulated depreciation and amortization. Depreciation on furniture and equipment is provided for on accelerated and straight-line bases using an estimated useful life of three to five years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease. Expenditures for repairs and maintenance that do not significantly increase the life of the assets are charged to operations as incurred.

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

          Earnings Per Share

          Basic earnings per share of common stock are computed by dividing net income, after deducting the preferred dividend requirements, by the weighted average number of common shares outstanding.

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


          The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                            For The Years Ended December 31,
                                               1999        1998      1997

          Basic Earnings Per Share
           Net income (loss)             $10,444,630 $(1,838,606)  $1,522,685

           Preferred stock dividends              --         --       (85,479)

           Income available to common
            shareholders (numerator)     $10,444,630 $(1,838,606)  $1,437,206

           Weighted average common shares
            outstanding (denominator)     14,295,751  14,127,800   12,334,517

           Basic Earnings (Loss) Per Share     $0.73      $(0.13)       $0.12

          Diluted Earnings Per Share
           Net income (loss)             $10,444,630 $(1,838,606)  $1,522,685
           Interest on convertible
            debentures, net of income tax    295,095          --      238,752

           Income available to common
            shareholders plus assumed
            conversions (numerator)      $10,739,725 $(1,838,606)  $1,761,437

           Weighted average common shares
            outstanding                   14,295,751  14,127,800   12,334,517
           Weighted average options
            outstanding                    2,195,701          __    1,379,805
           Weighted average convertible
            debentures                     7,813,780          --    4,421,311
           Weighted average convertible
            preferred stock                       --          --    1,494,505
           Stock acquired with proceeds     (402,515)         --     (883,874)

           Weighted average common shares
            and assumed conversions
            outstanding (denominator)     23,902,717  14,127,800   18,746,264

           Diluted Earnings (Loss) Per
            Share                              $0.45      $(0.13)       $0.09


          Options to purchase 2,222,500 shares of common stock at December 31, 1998, were not included in the computation of diluted EPS because the options' exercise price was greater that the average market price of the common share during the respective periods. The options carry exercise prices ranging from $0.63 to $9.00 at December 31, 1999, and $0.63 to $2.32 at December 31 1998. The options at December 31, 1999 expire at various dates through 2008 and were still outstanding at the end of 1999.

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


          Reclassifications

          Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with presentation in the 1999 financial statements.

          Recent Accounting Pronouncements

          The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferred of the Effective Date of FASB Statement No. 133." The Company is required to and will implement the provision of this new standard on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Statement of Financial Condition as either an asset or as a liability measured at is fair value and that changes in the fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements but does not believe it will have a material effect on the Company's financial position or results of operations.

          Note 3.        Cash and Cash Equivalents

          Included in cash and cash equivalents are securities purchased under agreements to resell on an overnight basis in the amount of $0 and $140,516 at December 31, 1999 and 1998. Securities purchased are U.S. Treasury instruments which must be at least 102% of the cash tendered. The market value of these securities is $0 and $143,326 at December 31, 1999 and 1998.

          Note 4.        Cash Segregated Under Federal and Other
          Regulations

          Cash and securities purchased under agreement to resell of $27,173,659 and $110,151,075 have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Securities purchased under agreements to resell on an overnight basis represent $20,786,005 and $104,469,048 of the above amounts at December 31, 1999 and 1998, respectively. Securities purchased are U.S. Treasury instruments having a market value of $21,220,679 and $106,558,427, respectively. The Company had excess funds of $9,139,372 and $6,227,712 at December 31, 1999 and 1998.

          Note 5. Receivable From and Payable to Broker-Dealers and Clearing Organizations

          At December 31, amounts receivable from and payable to broker-dealers and clearing organizations result from the Company's normal trading activities and consist of the following:



           1999                                       Receivable Payable

           Deposits for securities borrowed/loaned    $4,773,720 $128,879,331
           Securities failed to deliver/receive        2,172,210    1,661,703
           Receivable from/payable to correspondents      56,023    6,745,177
           Receivable from/payable to clearing           715,690       14,177
            organizations

          Total                                       $7,321,066 $137,300,388



           1998                                       Receivable  Payable

           Deposits for securities borrowed/loaned    $4,666,656  $49,872,550
           Securities failed to deliver/receive        2,628,410    2,620,379
           Receivable from/payable to correspondents 25,990 4,694,127 Receivable from/payable to clearing
            organizations                                     10      877,153

          Total                                       $7,717,643  $58,064,209


          Securities borrowed and securities loaned represent cash paid or received for securities borrowed or loaned from other broker-dealers. The equivalent value in money is deposited by the borrower. All open positions are adjusted to market values daily. These deposits approximate the market value of the underlying securities.

          Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. At December 31, 1999 the market value of the securities failed to deliver was $2,249,577and failed to receive was $1,622,497. At December 31, 1998 the market value of the securities failed to deliver was $2,571,214 and failed to receive was $2,604,528.

          The amounts receivable from and payable to clearing organizations represents securities failed to deliver and failed to receive on a continuous net settlement basis. All open positions are adjusted to market value daily.

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

          Note 7. Marketable Securities Owned and Securities Sold, Not Yet Purchased

          Marketable securities owned and sold, not yet purchased consist of trading and investment securities at quoted market values, as illustrated below:


                                                             Sold, But Not
                                                  Owned      Yet Purchased

          Balances as of December 31, 1999:
           Equity securities                      $223,034        $88,021
           U.S. government and other                    --          8,883
           securities

          Total                                   $223,034        $96,904


          Balances as of December 31, 1998:
           Equity securities                    $1,870,572       $859,374
           U.S. government and other             1,056,499          8,711
           securities

          Total                                 $2,927,071       $868,085


          As a part of its ongoing trading activities the Company may hold derivative financial instruments for trading purposes. These instruments consist of options and warrants and are not used as hedge instruments to reduce financial market risks. The Company does not trade futures, forward, swap or any other derivative financial instruments except options and warrants. The Company held no options or warrants at December 31, 1999, and 1998. Trading gains or losses relating to options and warrants are not material to the operations of the Company.

          Note 8.        Furniture, Equipment and Leasehold Improvements

          The following summarizes the Company's furniture, equipment and leasehold improvements at December 31:

                                                          1999      1998

           Furniture and equipment                    $7,777,091 $6,726,258

           Leasehold improvements                      1,543,135  1,523,418

              Less:  Accumulated depreciation and
                     amortization                     (6,296,033)(5,389,576)
                                                       3,024,193  2,860,100

          For the years ended December 31, 1999, 1998 and 1997, occupancy and equipment expense includes depreciation and amortization expense of $1,348,067, $1,475,840, and $1,259,147 respectively.


          Note 9.        Notes Payable

          JBOC maintains firm and customer financing arrangements with an aggregate borrowing limit approximating $130,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime and are fully collateralized by marketable securities. The company had no such loans outstanding at December 31, 1999 and 1998.

          At December 31, notes payable, related to customer activity, consisted of the following (See Note 13 for discussion of related party notes reclassified to notes payable):

                          Balance at
                            end of      a        b          c         d
                            period

          1999
          Collateralized
           by:
           Customer
           securities      $   --       --  $10,500,000 $1,475,000  7.3%
           Other            5,749      9.5%     130,997     68,373  9.5%
                           $5,749

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

          Interest expense related to these notes was $217,447, $117,557 and $162,550 for the years ended December 31, 1999, 1998 and 1997, respectively.

          Note 10.  Subordinated Borrowings

          The borrowings under subordinated loan agreements at December 31, 1998 consist of three separate loans totaling $1,250,000. Each agreement carries interest at broker call plus 2%, not to exceed 9% payable monthly. All agreements where due March 31, 1999.
          The fair value of the debt approximates carrying value. The subordinated loan agreements have been approved by the NASD and are thus available in computing regulatory net capital.

          Note 11.  Convertible Preferred Stock

          The Company has been authorized to issue 10,000,000 shares of $10 par value convertible preferred stock. The preferred shares shall carry a minimum of a 6% cumulative dividend and shall have a liquidation preference of $10 per share, any other preference given to be determined by the Board of Directors at the time of issuance. On June 5, 1995, $2,000,000 of the convertible debentures were exchanged for 200,000 shares of $10 par value non-voting convertible preferred stock. The preferred stock was convertible to common stock at the rate of $0.50 per share of common stock based on the par value of the preferred stock. In accordance with a provision of the preferred stock agreement, the conversion rate changed from $0.90 to $0.50 due to an ownership change during 1996. The preferred stock paid a quarterly dividend of 11%. The convertible preferred stock was converted to common stock in April of 1997.

          Note 12.  Income Taxes

          The income tax provision in the Consolidated Statements of Operations consists of the following components:
                                       Years Ended December 31,
                                     1999         1998         1997

                 Current
                   Federal        $5,901,568     $440,619     $916,955
                   State           1,721,497      208,047      411,480

                                   7,623,065      648,666    1,328,435

                 Deferred
                   Federal          (424,715)     (79,668)    (174,101)
                   State              25,129      (47,747)     (54,462)

                                    (399,585)    (127,415)    (228,563)

                 Total            $7,223,480     $521,251   $1,099,872




          The major components of Deferred tax assets _ net, included in the Consolidated Statements of Financial Condition are as follows:

                                                       December

                                                    1999         1998

                Deferred tax assets:
                 Bad debts reserve                $839,999    $956,888
                 Depreciation                       59,209      73,189
                 Deferred rent                      51,272      54,623
                 State taxes                       528,945          --

                Total deferred tax assets        1,479,425   1,084,700


                Deferred tax liabilities:
                 State taxes                            --      (4,860)

                Total deferred tax liabilities          --      (4,860)


                Deferred tax asset - net        $1,479,425  $1,079,840


          Reconciliations of the provision for income taxes to the expected income tax based on statutory rates are as follows:
                                                Years Ended December 31,
                                               1999       1998       1997

          Provision (Benefit)- Federal
          statutory rate                   $6,030,932  $(447,900) $891,669
       Increase (decrease) in income
           taxes resulting from:
            State taxes net of Federal tax
            benefit                         1,179,894    105,798   271,576
            Non cash interest charge               --    860,200        --
            Other                              12,654      3,153   (63,373)

          Total                            $7,223,480   $521,251$1,099,872


          Note 13.  Related Party Transactions

          The Company obtained $2,867,500 in demand notes from shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly. The Company has decided to delay payment on the debt in light of the ongoing federal investigation. In 1998 $250,000 was paid on the demand notes. In 1999 $728,125 was forgiven and $1,889,375 was reclassified to notes payable. See Note 16, "Contingent Liabilities," below.

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

          In June 1998, the Company completed the sale of newly issued 9% Secured Convertible Notes in the principal amount of $2,000,000 initially due December 31, 1999, and extended to December 31, 2000. The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3,900,000 in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of the then outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 2000, and they are immediately convertible into common shares. The Company incurred a one time non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount conversion feature on the debt instruments discussed above. The discount is based on the difference between the conversion ratio and the fair value of the underlying common stock at the time. Management fee expense of $525,000 and $210,000 was paid to an affiliate of the holders of the new notes in 1999 and 1998.

          In February 1999, Hareton Sales & Marketing, Inc., the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

          In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust") a wholly owned subsidiary, to purchase common stock of the Company. Third Capital Partners, LLC serves as trustee of the Trust, without compensation. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's Common Stock for an average price of $1.25 per share. Pursuant to the terms of the Trust, Third Capital Partners, LLC has the right to vote the shares held by the Trust, but has no right to dispose of them except upon termination of the Trust. The Trust will terminate on February 18, 2001, or, if sooner, the completion of the investigation relating to the Company being conducted by the U.S. Attorney's Office, the Federal Bureau of Investigation and the SEC. See Note 16, "Contingent Liabilities," for a description of the investigation. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc.; and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.

          A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 16, "Contingent Liabilities"). The Company has reclassified the $1,000,000 subordinated loan to notes payable.

          The following summarizes loans from shareholders outstanding at December 31:

                                                          1999      1998

           Senior secured convertible notes           $5,418,696 $5,921,311
           Demand shareholder notes                           --  2,617,500

               Total                                  $5,418,696 $8,538,811


          Related interest expense for 1999, 1998 and 1997 was $491,824, $496,730 and $397,918 for the convertible notes. Interest expense for 1998 and 1997 were $235,778 and $129,324 for the demand notes. Due to the related party nature and terms of the shareholder loans, the fair market value of such financial instruments cannot be estimated.

          Note 14.  Options and Warrants

          At December 31, 1999, the Company had three stock option plans, each of which is described below. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

          The Company has adopted the 1998 Stock Option and Award Plan (the "1998 Plan"), pursuant to which 3,500,000 shares of common stock have been reserved for issuance to officers, employee directors and key employees of the Company. The Plan is administered by the Company's Compensation Committee of the Board of Directors which determines, among other things, the persons to be granted options under the 1998 Plan, the number of shares subject to each option and the option price, which shall not be less than market value for incentive options. The Company has issued 2,103,500 options to executive officers of the Company pursuant to the 1998 Plan.

          SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: expected dividend yield of 0%; expected volatility ranging from 22% to 38%; risk-free interest rates ranging from 5.09% to 6.89%; and expected life ranging from 3 to 10 years.
          The weighted average fair value of options granted during 1999, 1998 and 1997 was $2.82, $0.78, and $0.60, respectively.

          Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              For The Years Ended December
                                                           31,
                                            1999          1998         1997

          Net income (loss):
           As reported               $10,444,630   $(1,838,606)   $1,522,685
           Pro forma                   9,569,308    (2,624,276)    1,501,085

          Basic earnings per share:
           As reported                     $0.73        $(0.13)        $0.12
           Pro forma                        0.67         (0.19)         0.11

          Diluted earnings per share:
           As reported                     $0.45        $(0.13)        $0.09
           Pro forma                        0.41         (0.19)         0.09

          Due to the fact that many of the Company's stock options vest over a number of years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1996 that vested from 1996 to 1999.

          A summary of the status of the Company's stock options as of December 31, 1999, 1998, and 1997, and changes during the years ending on those date is presented below:

                       December 31,1999  December 31,1998    December 31, 1997
                               Weighted          Weighted             Weighted
                        Shares  average   Shares  average     Shares   average

          Outstanding
           at beginning
           of year       2,247,500 $1.47   965,000 $1.82   2,271,692    $1.28
          Granted          553,500  7.50 1,685,000  1.29     205,000     1.79
          Exercised       (229,000) 1.72        --    --  (1,275,000)    0.90
          Forfeited             --    --  (402,500) 1.59    (236,692)    1.64

          Outstanding
           at end of
           year          2,572,000  2.74 2,247,500  1.47     965,000     1.82

         Options
          exercisable
          at year-end    1,177,996 $2.59   600,000  1.93      800,000   $1.82
         Weighted-
           average
           fair value of
           options granted
           during the year   $2.82           $0.78              $0.60

          Information relating to stock options and warrants at December 31, 1999, summarized by exercise price are as follows:

                          Options Outstanding        Options Exercisable
                       Number   Weighted  Weighted    Number   Weighted
                     Outstandi  -Average  -Average  Exercisab   -Average
           Exercise    ng at    Contract  Exercise     le at    Exercise
            Prices    12/31/99  ual Life    Price    12/31/99    Price

            $0.63      25,000        9     $0.63      25,000    $0.63
             1.08      50,000        5      1.08      50,000     1.08
             1.13       5,000        2      1.13       5,000     1.13
             1.22      50,000        8      1.22      50,000     1.22
             1.31   1,550,000        8      1.31     516,666     1.31
             1.32      10,000        9      1.32       3,333     1.32
             1.78      13,500        7      1.78      13,500     1.78
             1.94      50,000        6      1.94      50,000     1.94
             1.97      15,000        7      1.97      15,000     1.97
             2.25     200,000        6      2.25     200,000     2.25
             2.32      50,000        7      2.32      50,000     2.32
             7.44     531,000       10      7.44     176,997
             9.00      22,500        9      9.00      22,500

           Total    2,572,000        7     $2.74   1,177,996    $2.59



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

          At December 31, 1999, JBOC had net capital of $27,491,404, which was $18,699,718 in excess of the minimum amount required. At December 31, 1998, JBOC had net capital of $17,754,370, which was $12,352,063 in excess of the minimum amount required.

          Note 16.  Commitments and Contingent Liabilities

          The Company offers its employees participation in a 401(k) savings plan. Eligible employees are able to contribute a portion of their compensation. The Company matches 25% of these contributions up to 6% of the employee's wage. This expense for 1999, 1998, and 1997 amounted to $65,042, $40,799 and $43,731.

          The Company has an Employee Stock Ownership Plan which covers employees of the Company. Contributions to the Plan are determined annually be the Board of Directors of the Company. No contributions have been made for the years ended December 31, 1999, 1998 and 1997.

          The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which follow:

          a)In November 1997, in the Third Judicial District Court
            of the State of Utah, a claim was filed by a former officer and director of the Company, Mr. Stratton, alleging breach of an employment agreement with OTRA Clearing Inc. (a subsidiary of the Company, later known as Reynolds Kendrick Stratton, Inc., which as been inactive since July 1994, but formerly operated as a broker-dealer). Mr. Stratton alleges the agreement is binding on the Company and claims that he is owed damages of not less than $1,200,000, comprised of additional compensation, insurance benefits, and vacation pay. The Company has filed an answer denying that Mr. Stratton is owed any additional amounts. The Company believes that it has paid all compensation due under said agreement, and the Company does not believe that the matter will have a material adverse impact upon the Company. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.
            b) On February 14, 2000, the Company reached a settlement with the United States Attorney's Office for the Central District of California ("USAO") in the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it has agreed to pay a total of $2,000,000 over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company. Of the total, the Company paid $500,000 in the first quarter of 2000 and the remainder will be paid if equal annual installments
            over three years.   The Company recognized a charge in the
            fourth quarter of 1999 to account for the settlement. While the settlement brings a resolution to the USAO's investigation, the investigation by the Securities and Exchange Commission (the "SEC") is ongoing, see Item 3. Legal Proceedings, above. Management continues to cooperate with the SEC and is hopeful that this investigation will be settled, but can make no assurance as to if or when it might be resolved. If on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1,000,000 or more to the SEC, the USAO has agreed that JBOH's obligation to the USAO would be reduced by $500,000.

          Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999, were as follows:

                       Year ending
                       December 31:
                         2000                $2,285,010
                         2001                 2,013,862
                         2002                 1,368,357
                         2003                   287,338
                         2004                   175,450
                         Thereafter             263,175

                                             $6,393,192


          The Company received certain concessions for a lease included above which is being amortized ratably over the lease term. Included in the above commitments is a lease on the Boston office, which the Company has closed. This property has been sublet for terms substantially the same as the original commitment. The Boston office commitment is $127,266 and $42,422 for the years ended December 31, 2000 and 2001 respectively.

          Rent expense was as follows:

                       Year ending
                       December 31:
                         1999                 $2,335,472
                         1998                  2,279,026
                         1997                  1,995,852

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

          The Company is a market maker for approximately 730 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional off-balance sheet risk.


          Note 18.  Supplemental Disclosures of Cash Flow Information

                                                1999      1998      1997
           Cash paid during the year for:
            Interest                      $14,649,676 $14,431,512 $14,128,501
            Income taxes                    9,201,400     287,892   1,008,672

          Supplemental disclosure of non-cash investing and financing activities:
          The Company incurred a non-cash interest charge of $2,530,000 as a result of the discount conversion feature on the subordinated convertible debt instruments issued and re-priced during 1998.

          Note 19.  Unaudited Supplemental Quarterly Financial Information

          Below is selected quarterly financial data for each fiscal quarter during the years ended December 31, 1999 and 1998. The table below includes a restatement of non-cash interest expense reported in the second quarter 1998 Form 10-Q. The original filing reported non-cash interest expense of $560,000, this was subsequently restated to $2,530,000. This information should be read in conjunction with the consolidated financial statements included elsewhere herein.

                                  First      Second     Third     Fourth
                                 Quarter    Quarter    Quarter    Quarter

          1999
          Revenues          $22,993,599  $26,871,846 $22,914,635  $31,431,701
          Income (loss)
          before taxes        5,485,433    7,877,762   5,039,712    1,171,675
          Net Income (loss)
           Before
           Extraordinary Item 3,266,225    4,346,970   2,820,615     (426,055)
          Net income (loss)   3,703,100    4,346,970   2,820,615     (426,055)
          Basic earnings (loss)
           Before
           Extraordinary Item      0.23         0.30        0.20        (0.03)
          Basic earnings (loss)
           per share               0.26         0.30        0.20        (0.03)
          Diluted earnings (loss)
           Before
           Extraordinary Item      0.15         0.18        0.12        (0.03)
          Diluted earnings (loss)
           per share               0.15         0.18        0.12        (0.03)

          1998
          Revenues           $16,002,424 $16,519,608  $15,309,741 $19,436,552
          Income (loss) before
           taxes                (138,529) (3,036,975)    (981,831)  2,839,981
          Net income (loss)      (85,900) (2,839,604)    (603,831)  1,690,730
          Basic earnings per
           share                   (0.01)      (0.20)       (0.04)       0.12
          Diluted earnings per
           share                   (0.01)      (0.20)       (0.04)       0.08



                                      PART III


          Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

          The information required by these Items is omitted because the Company will file, by April 28, 2000, a definitive proxy statement pursuant to Regulation 14A, which information, other than the section entitled _Board of Directors Report on Executive Compensation_ or matters related to such report contained therein, is incorporated herein by reference as if set out in full.



                                 PART IV

          Item 14.  Exhibits, Financial Statement Schedules And Reports On
                    Form 8-K

          The financial statements and schedules required to be filed by
          Item 8 of this form and paragraph (d) are contained herein as follows:
                                                                       Page

          Report of Independent Public Accountants                       __
          Report of Independent Certified Public Accountants             __
          Consolidated Statements of Financial Condition December        __
            31, 1999, and 1998
          Consolidated Statements of Operations Years Ended December     __
            31, 1999, 1998, and 1997
          Consolidated Statements of Changes in Shareholders' Equity     __
            (Deficit)Years Ended December 31, 1999, 1998, and 1997 Consolidated Statements of Cash Flows Years Ended December __
            31, 1999, 1998, and 1997
          Notes to Consolidated Financial Statements                     __
          Financial Statement Schedule I - Condensed Financial           __
            Statements (Parent Company Only)
          Financial Statement Schedule II - Valuation and Qualifying     __
            Accounts


          Listed below are exhibits as required by Item 601 of Regulation
          S-K:

          Exhibit No.                   Description
          2.1  Purchase Agreement dated as of May 21, 1998 by and among the
               Company, Third Capital Partners, LLC, a Tennessee limited
               liability company, 3421643 Canada Inc., a Canadian
               corporation, Felix A. Oeri and Oeri Finance Inc.
               (incorporated herein by reference to Exhibit 2.1 of JBOH's
               Current Report on Form 8-K, dated  June 18, 1998, filed with the SEC).
          3.1  Articles of Incorporation of JBOH, as amended, October 16,
               1990 (incorporated herein by reference to Exhibit 1 of
               JBOH's Current Report on Form 8-K, dated October 30, 1990, filed with the SEC).
          3.2  By-Laws of JBOH, as amended November 24, 1998, filed
               herewith.
          4.1  9% Secured Convertible Note Due December 31, 1999 in the
               principal amount of $2,000,000 between the Company and Third
               Capital Partners, LLC (incorporated herein by reference to
               Exhibit 4.1 of JBOH's Current Report on Form 8-K, dated
               June 18, 1998, filed with the SEC).
          10.1 Standard Office Lease between St. George Beverly Hills, Inc.
               and OTRA Clearing, Inc., dated January 31, 1992, to lease
               Beverly Hills office space (incorporated herein by reference to Exhibit 10.3 of JBOH's Annual Report on Form 10-K for the
               year ended December 31, 1991, filed with the SEC).
          10.2 Data Service Agreement between Securities Industry Software
               Corp. and OTRA Clearing, Inc., dated June 8, 1992
               (incorporated herein by reference to Exhibit 10 of JBOH's
               Quarterly Report on Form 10-Q for the period ended June 30,
               1992, filed with the SEC).
          10.3 Assignment and Assumption Agreement for Beverly Hills office space between JBOH and RKSI, executed as of December 31,
               1993 (incorporated herein by reference to Exhibit 10.8 of
               the JBOH Form 10-K filed with the SEC for the year ended
               December 31, 1993).
          10.4 Commercial office lease Agreement between Bank of
               Communications. and JB Oxford & Company, executed as of
               June, 1995, to lease New York office space (incorporated
               herein by reference to Exhibit 10.1 of the JBOH Form 10-Q
               filed with the SEC for the quarter ended June 30, 1995).
          10.5 Commercial office lease Agreement between Brickell Square
               Corporation Limited and JB Oxford Holdings, Inc., executed as of February 21, 1996, to lease Miami office space,
               (incorporated herein by reference to Exhibit 10.16 of the
               JBOH Form 10-K filed with the SEC for the year ended
               December 31, 1995).
          10.6 JB Oxford Revocable Government Trust Agreement, dated as of
               February 18, 1999, by and between JB Oxford Holdings, Inc.
               and Third Capital Partners, LLC, as Trustee (incorporated
               herein by reference to Exhibit 10.1 of the JBOH Current
               Report on Form 8-K, dated March 8, 1999, filed with the
               SEC).
          10.7 Extension Agreement dated November 8, 1999, between the
               Company and Third Capital Partners, LLC, extending the
               maturity date of the 9% Senior Secured Convertible Note in the principal amount of $3,418,969 (incorporated herein by reference to Exhibit 4.3 of the JBOH Form 10-Q filed with
               the SEC for the quarter ended September 30, 1999).
          10.8 Extension Agreement dated November 8, 1999, between the
               Company and Third Capital Partners, LLC, extending the
               maturity date of the 9% Secured Convertible Note in the
               principal amount of $2,000,000 (incorporated herein by
               reference to Exhibit 4.4 of the JBOH Form 10-Q filed with
               the SEC for the quarter ended September 30, 1999).
          27   Financial Data Schedule, filed herewith.
          28   Employee Stock Ownership Plan (incorporated herein by
               reference to Exhibit 28 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the SEC).


          Reports on Form 8-K

          A Report on Form 8-K was filed on February 17, 2000, reporting under Item 5. Other Events, the settlement reached between the Company and the Unites States Attorney's Office for the Central District of California (the "USAO") in connection with the USAO's investigation of the prior management and ownership of the Company.


            Schedule I.  Condensed Financial Information (Parent Company
                                        Only)


             JB Oxford Holdings, Inc. Statements of Financial Condition


                                                          December 31,
                                                        1999        1998

          Assets:
          Cash and cash equivalents                 $917,591   $1,026,599
          Investment in subsidiaries              34,945,111   23,048,220
          Receivables from subsidiaries            2,970,570    1,925,283
          Income taxes refundable                  1,012,881      717,396
          Deferred income taxes                    1,479,425    1,079,840
          Other assets                               630,384      540,193

          Total assets                           $41,955,962  $28,337,531


          Liabilities and shareholders' equity:
           Liabilities:
            Accounts payable and accrued
              liabilities                         $3,229,575     $949,703
            Net payables to subsidiaries           5,041,819    2,505,336
            Income taxes payable                          --      596,076
            Loans from shareholders                5,418,696    8,538,811
            Notes payable                          1,895,124      130,997

           Total liabilities                      15,585,214   12,720,923

           Commitments and contingent liabilities
           Shareholders' equity :
            Common stock  ($.01 par value
             100,000,000 shares authorized;
             15,088,226 and 14,141,205  shares
             issued)                                 150,882      141,412

            Additional paid-in capital            16,232,281   15,345,316
            Retained earnings                     10,772,290      327,660
            Treasury stock, 704,040 and 234,500     (784,705)    (197,780)
             shares at cost

           Total shareholders' equity             26,370,748   15,616,608

           Total liabilities and shareholders'   $41,955,962  $28,337,531
           equity



             See accompanying notes to Condensed Financial Information.



                  JB Oxford Holdings, Inc. Statements Of Operations


                                            For The Years Ended December 31
                                             1999        1998         1997

          Revenues                        $3,060,012  $1,608,053   $1,534,483

          Expenses
           General and administrative      3,527,983   2,400,291    1,120,941
           Interest expense                  683,652     736,668      559,664
           Bad debt and settlement         2,378,756      46,014    1,837,209
           expense

           Total Expenses                  6,590,391   3,182,973    3,517,814

           Income (Loss) before equity
           interest in subsidiary income  (3,530,379) (1,574,920) (1,983,331)
           Equity interest in subsidiary
           income (loss)                  20,761,614   2,787,565    4,605,888

           Income (Loss) Before Income    17,231,235   1,212,645    2,622,557
           Taxes and Extra-ordinary Item
           Non cash interest charge               --   2,530,000           --
           Income Tax Provision (Benefit   7,223,480     521,251    1,099,872

           Income (Loss) Before Extra-    10,007,755  (1,838,606)   1,522,685
           ordinary Item
           Extra-ordinary Item:
           Forgiveness of Debt, Net of       436,875           --          --
           Taxes

           Net Income (Loss)             $10,444,630 $(1,838,606)  $1,522,685



                  JB Oxford Holdings, Inc. Statements Of Cash Flows


                                             For The Years Ended December 31
                                               1999       1998       1997


          Net cash provided by (used in)
          operating activities               $465,114 $(106,463) $(3,466,659)
           flows from investing
           activities:
           Investment in subsidiaries                        --     (450,000)
           Capital expenditures              (255,769) (266,588)          --

          Net cash provided by (used in)     (255,769) (266,588)    (450,000)
          investing activities

          Cash flows from financing
           activities:
           Notes payable                     (125,248)    97,407    (100,068)
           Loans from shareholders                 --  1,250,000   2,867,500
           Issuance of stock                  393,820         --   1,327,630
           Purchase of treasury stock        (586,925)  (197,780)        --
           Payment of cash dividends -             --         --     (85,479)
            preferred stock

          Net cash provided by (used in)     (318,353) 1,149,627   4,009,583
          financing activities

          Net increase (decrease) in cash    (109,008)   776,576      92,924
           and cash equivalents
          Cash and cash equivalents at      1,026,599    250,023     157,099
           beginning of year

          Cash and cash equivalents at end
          of year                            $917,591 $1,026,599    $250,023


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

          Note 2.        Revenues

          The Company receives substantially all of its revenues from its subsidiaries. Management fees of $1,650,000, $1,200,000 and $1,300,000 were received from JBOC in 1999, 1998 and 1997, respectively. The balance of the revenues for 1999, 1998 and 1997 consists of rents received from subsidiaries for office space and furniture and equipment.

          Note 3. Restrictions on the Transfer of Funds from Subsidiary to the Parent

          JBOC, as part of its normal broker-dealer activity has minimum capital requirements as imposed by regulatory agencies which restricts the amount of funds that can be transferred to the Parent Company. See Note 14 to the consolidated financial statements for discussion of these requirements.

          Note 4.        Loans from Shareholders

          The Company obtained $2,867,500 in demand notes from shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 16, "Contingent Liabilities," to the financial statements).

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

          In June 1998, the Company completed the sale of newly issued 9% Secured Convertible Notes in the principal amount of $2,000,000 initially due December 31, 1999, and extended to December 31, 2000. The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3,900,000 in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 2000, and they are immediately convertible into common shares. The Company incurred a one time non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount conversion feature on the debt instruments discussed above. The discount is based on the difference between the conversion ratio and the fair value of the underlying common stock at the time. Management fee expense of $525,000 and $210,000 was paid to an affiliate of the holders of the new notes in 1999 and 1998.

          In February 1999, Hareton Sales & Marketing, Inc., the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised it right to convert this debt into common stock of the Company and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

          In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust"), a wholly owned subsidiary, to purchase common stock of the Company. Third Capital Partners, LLC serves as trustee of the Trust, without compensation. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's Common Stock for an average price of $1.25 per share. Pursuant to the terms of the Trust, Third Capital Partners, LLC has the right to vote the shares held by the Trust, but has no right to dispose of them except upon termination of the Trust. The Trust will terminate on February 18, 2001, or, if sooner, the completion of the investigation relating to the Company being conducted by the U.S. Attorney's Office, the Federal Bureau of Investigation and the SEC. See Note 16, "Contingent Liabilities," to the financial statements for a description of the investigation. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc.; and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.

          A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 16, "Contingent Liabilities," to the financial statements). The Company has reclassified the $1,000,000 subordinated loan and $1,889,375 in demand shareholder notes to notes payable.

          The following summarizes loans from shareholders outstanding at December 31:

                                                       1999      1998

           Senior secured convertible notes        $5,418,696   $5,921,311
           Demand shareholder notes                        --    2,617,500

           Total                                   $5,418,696   $8,538,811


          Related interest expense for 1999, 1998 and 1997 was $491,824, $496,730 and $397,918 for the convertible notes. Interest expense for 1998 and 1997 were $235,778 and $129,324 for the demand notes. Due to the related party nature and terms of the shareholder loans, the fair market value of such financial instruments cannot be estimated.

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

          On February 14, 2000, the Company reached a settlement with the United States Attorney's Office for the Central District of California ("USAO") in the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it has agreed to pay a total of $2,000,000 over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company. Of the total, the Company paid $500,000 in the first quarter of 2000 and the remainder will
          be paid if equal annual installments over three years.   The
          Company recognized a charge in the fourth quarter of 1999 to account for the settlement. While the settlement brings a resolution to the USAO's investigation, the investigation by the Securities and Exchange Commission (the "SEC") is ongoing, see
          Item 3. Legal Proceedings, above. Management continues to cooperate with the SEC and is hopeful that this investigation will be settled, but can make no assurance as to if or when it might be resolved. If on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1,000,000 or more to the SEC, the USAO has agreed that JBOH's obligation to the USAO would be reduced by $500,000.

          The ultimate outcome of these uncertainties discussed above is unknown. Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements. Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999, were as follows:

                       Year ending
                       December 31:
                         2000               $1,682,430
                         2001                1,503,787
                         2002                1,141,757
                         2003                  111,888
                         Thereafter                 --

                       Total                $4,439,862




                   Schedule II - Valuation and Qualifying Accounts

                                           Additions
                                  Balance   charged
                                    at      to costs             Balance at
                                 beginning    and                  end of
                                 of period  expenses  Deductions   period
          1999
          Allowance for:
          Receivable from
           broker/ dealers and
           clearing
           organizations       $2,103,802   $      --$(2,103,802)  $      --
           Receivable from
           customers            5,354,864   1,829,102 (5,582,788)  1,601,178
           Other Receivables    1,979,793          -- (1,979,793)         --
          1998
          Allowance for:
          Receivable from
           broker/ dealers and
           clearing
           organizations       $2,103,802    $      -- $      --   $2,103,802
        Receivable from
           customers            4,957,781    2,019,454 (1,622,371)  5,354,864
           Other Receivables    1,979,793           --         --   1,979,793
          1997
          Allowance for:
          Receivable from
           broker/ dealers and
           clearing
           organizations       $2,103,802    $       -- $      --  $2,103,802
           Receivable from
           customers            3,931,080     1,335,412  (308,711)  4,957,781
           Other Receivables    1,979,793            --        --   1,979,793


          Deductions represent amounts written off.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          JB Oxford Holdings, Inc.



          ___/s/Christopher L. Jarratt
          Christopher L. Jarratt,
          Chairman of the Board and
          Chief Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of JB Oxford Holdings, Inc. and in the capacities and on the date indicated:


          ___/s/Christopher L. Jarratt    _________/s/James G. Lewis
          Christopher L. Jarratt           James G. Lewis, President,
          Chairman of the Board and        Officer and Director
          Chief Executive Officer




          ___/s/Michael J. Chiodo________  ____/s/Mark M. Grossi________
          Michael J. Chiodo                Mark M. Grossi, Director
          Chief Financial Officer, Treasurer,
          Chief Accounting Officer

                                           ____/s/David G. Mahood______
                                           David G. Mahood, Director






          March 29, 2000



          Exhibit No. 3.2

                           AMENDED AND RESTATED BYLAWS OF
                              JB OXFORD HOLDINGS, INC.
                                 a Utah Corporation
                                      ARTICLE I
                                       OFFICES

               Section 1. PRINCIPAL OFFICES. The principal office for the transaction of the business of the Corporation is fixed and located at 9665 Wilshire Boulevard, Beverly Hills, California 90212. The Board of Directors of the Corporation (the "Board") may change the principal office from one location to another as from time to time may be necessary. Any change of this location shall be noted by the Secretary on these Amended and Restated Bylaws (the "Bylaws") opposite this section, or this section may be amended to state the new location.

               Section 2.   OTHER OFFICES.   The  Board may,  at any  time,
          establish branch or subordinate offices at any place or places.


                                     ARTICLE II
                              MEETINGS OF SHAREHOLDERS

               Section  1.   ANNUAL  MEETING.    The  annual  meeting   of
          shareholders shall be held at such date, time and place, either within or without the State of Utah, as may be designated by resolution of the Board. At this meeting, directors shall be elected, and any other proper business within the power of the shareholders may be transacted.

               Section 2.   SPECIAL  MEETINGS.   A  special  shareholders'
          meeting for any purpose whatsoever may be called at any time by the Chairman of the Board, the President, any Vice-President, the Board, or one or more shareholder holding not less than one-fifth (1/5) of the voting power or the Corporation. The date, time and place of a special shareholders' meeting shall be determined by the Board. No business other than that specified in the notice of special meeting shall be considered at any special meeting.


               Section 3. NOTICE OF MEETINGS. Written notices specifying the place, day, and hour of the meeting and, in the case of a special meeting, the general nature of the business to be transacted, shall be given not less than ten (10) days, nor more
          than sixty  (60) days  before  the date  of  the meeting.    Such
          notice must be given personally or by mail or by other means of written communication, addressed to the shareholder at the address appearing on the books of the Corporation or given by the shareholder to the Corporation for the purpose of notice. If no such address appears or is given by a shareholder of record entitled to vote at the meeting, notice is given at the place where the principal executive office of the corporation is located, or by publication at least once in a newspaper of general circulation in the county where the principal executive office is located.

               The notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by other means of written communication. An affidavit of mailing of any notice in accordance with the provisions of this Section executed by the Secretary shall be prima facie evidence of the giving of notice.

               Section 4. WAIVER OF NOTICE. A shareholder may waive notice of any annual or special meeting by signing a written notice of waiver either before or after the date of such meeting.

               Section 5.   QUORUM.  The  presence in person or by proxy  of
          the  holders  of  at  least   fifty-one  percent  (51%)  of   the
          outstanding shares  entitled  to  vote  at  any  meeting  of  the shareholders shall  constitute a  quorum for  the transaction  of
          business.   The shareholders  present at  a duly  called or  held
          meeting at which a quorum is present may continue to do  business
          until  adjournment  notwithstanding  the  withdrawal  of   enough
          shareholders to leave less than a quorum, any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

               Section 6. PROXIES. Every person entitled to vote at a shareholders meeting of the Corporation, or entitled to execute written consent authorizing action in lieu of a meeting, may do so either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. No proxy shall be valid after eleven (11) months from the dated of its execution unless otherwise provided in the proxy. All proxies, to be valid, must be filed and recorded with the Secretary of the Corporation at least forty-eight (48) hours prior to any meeting in which such proxies are to be voted. All questions attaching or concerning the validity or sufficiency of such proxy shall he decided by the Secretary and such decision shall be final.

               Section 7.   LIST OF  SHAREHOLDERS.   The  Secretary  shall
          prepare,  at  least  ten  (10)  days  before  every  meeting   of
          shareholders, a complete list of the shareholders entitled to vote at the meeting, arrange in alphabetical order and showing address of each shareholder and the number of shares registered in the name of each shareholder. Such list shall be open to the examination of any shareholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at the place within the city where the meeting is to be held, which place shall be specified in the Notice of the meeting, or if not so
          specified, at the  place where the  meeting is to  be held.   The
          list shall be produced annd kept at the time and place of the meeting during the whole time thereof and may be inspected by any shareholder present.

               Section 8. INSPECTORS. At each meeting of shareholders, the chairman of the meeting shall appoint one or more inspectors of voting, whose duty it shall be to receive and count the ballots and make a written report showing the result of the balloting.

               Section 9. VOTING. Except as otherwise provided in the Articles of Incorporation or by agreement or by the Utah General Corporation Law, shareholders at the close of business on the record date are entitled to notice and to vote. The record date for this purpose shall be determined by the Board and shall be not less than 10 days nor more than 70 days before the meeting or action requiring a determination of shareholders.

               Section 10. ELECTION BY BALLOT. Election for directors need not be by ballot unless a shareholder demands election by ballot at the meeting and before the voting begins. The candidates receiving the highest number of votes, up to the number of directorss to be elected, shall be elected.

               Section 11. ORDER OF BUSINESS. The order of business at the annual meeting of the shareholders insofar as possible, and at all other meetings of shareholders, shall be as follows:

               1.   Call to order.
               2.   Proof of notice of meeting.
               3.   Reading and disposing of any unapproved minutes.
               4.   Reports of officers.
               5.   Reports of committees.
               6.   Election of Directors.
               7.   Disposition of unfinished business.
               8.   Disposition of new business.
               9.   Adjournment.

               Section 12. ADVANCE NOTICE OF SHAREHOLDER PROPOSED BUSINESS. At a meeting of the shareholders, only such business may be conducted as is properly brought before the meeting. To be properly brought before a meeting, business must be either
          (i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board,
          (ii) otherwise properly brought before the meeting by or at the direction of the Board, or (iii) otherwise properly brought before the meeting by a shareholder. In addition to any other applicable requirements, including any requirements under Rule 14a-8, as amended from time to time, under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for business to be properly brought before a meeting of the shareholders, the shareholder must have given timely notice thereof in writing to the Secretary. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than sixty days nor more than ninety days prior to the meeting; provided, however, that in the event that less than seventy days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first; and provided further that in the event Rule 14a-8 under the Exchange Act, requires that notice of a shareholder's proposal be received by the Corporation more than ninety days prior to the meeting, such longer notice period shall control. A shareholder's notice to the Secretary must set forth as to each matter the shareholder proposes to bring before the meeting (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name and record address of the shareholder proposing such business, (iii) the class and number of shares that are beneficially owned by the shareholder, and (iv) any material interest of the shareholder in such business.

               Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at a meeting of the shareholders except in accordance with the procedures set forth in this
          Section 12 of this Article; provided, however, that nothing in this Section 12 shall be deemed to preclude discussion by any shareholder of any business properly brought before such meeting in accordance with said procedure.

               The chairman at a meeting of the shareholders shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 12, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

               Notwithstanding anything contained in these Bylaws to the contrary, this Section 12 shall not be altered, amended or repealed except by the Board pursuant to the Articles of Incorporation or by an affirmative vote of at least two-thirds of the outstanding shares of all capital stock entitled to vote at a shareholders' meeting duly called for such purpose.


                                     ARTICLE III
                                 BOARD OF DIRECTORS


               Section 1. GENERAL POWERS. Subject to the provisions of the Utah General Corporation Law, and any limitations in the Articles of Incorporation and these Bylaws relating to actions
          required  to  be   approved  by  the   shareholders  or  by   the
          outstanding shares, the business and affairs of the Corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board.

               Section  2.   ENUMERATION  OF  DIRECTORS'  POWER.   Without
          prejudice to these general rules, and subject to the same limitation, the Board shall have the power to:

                    a) Select and remove all officers, agents and employees of the Corporation; prescribe any powers and duties for them that are consistent with law, with the Articles of Incorporation, and these Bylaws; fix their compensation; and require from them security for faithful service.

                    (b) Change the principal executive office or the principal business office from one location to another; cause the Corporation to be qualified to do business in any other state, territory, dependency, or country and conduct business within or outside the State of Utah; and designate any place within or outside the State of Utah for the holding of any shareholders meeting of meetings, including annual meetings.

                    (c) Adopt, make, or use a corporate seal; prescribe the forms of certificates of stock; and alter the form of the seal and certificate.

                    (d) Authorize the issuance of shares of stock of the Corporation on any lawful terms, in consideration of money paid, labor done, services actually rendered, debts or securities canceled, or tangible or intangible property actually received.

                    (e) Borrow money and incur indebtedness on behalf of the Corporation, and cause to be executed and delivered for the Corporation's purposes, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations, and other evidences of debt and securities.

                    (f)    Engage  in and/or  adopt employment  agreements,
          contracts,  or  other   employment  contracts  with   independent
          contractors, companies, government agencies, or individuals.

               Section 3. NUMBER, TENURE, QUALIFICATION AND ELECTIONS. The Board shall be fixed from time-to-time by resolution of the Board, but shall not be less than three (3), nor shall it exceed seven (7). At the time of the adoption of these Bylaws, the Board shall consist of five Directors who need not be shareholders of the corporation. The number of Directors may be increased beyond seven (7) only by approval of the outstanding shares of the Corporation. The Directors of the Corporation shall be elected at the annual meeting of the shareholders and shall serve until the next succeeding annual meeting and until their successors have been elected and qualified.

               Section 4. VACANCIES. A vacancy or vacancies on the Board shall be deemed to exist in the event of the death, resignation, or removal of any Director, or if the Board by resolution declares vacant that office of a Director who has been declared of unsound mind by an order of court or convicted of a felony, or if the authorized number of Directors is increased, the shareholders fail at any meeting of share-holders at which any Director or Directors are elected, to elect the number of Directors to be voted for at that meeting.

               Any Director may resign effective on giving written notice to the Chairman of the Board, the President, the Secretary, or the Board, unless a notice specifies a later time for that resignation to become effective. If the resignation of a Director is effective at a future time, the Board may elect a successor to take office when the resignation becomes effective.

               Vacancies on the Board may be filled by a majority of the remaining Directors, whether or not less than a quorum, or by a sole remaining Director, except that a vacancy created by the removal of a Director by the vote or written consent of the shareholders or by court order may be filled only by the vote of a majority of the shares entitled to vote represented at a duly held meeting at which a quorum is present, or by the unanimous written consent of the shareholders of the outstanding shares entitled to vote. The shareholders may elect a Director or Directors at any time to fill any vacancy or vacancies not filled by the Directors, but any such election by written consent shall require the consent of a majority of the outstanding shares entitled to vote, except that filling a vacancy created by a removal of a Director shall require the written consent of the holders of all outstanding shares entitled to vote.

               Each Director so elected shall hold office until the next annual meeting of the shareholders and until a successor has been elected and qualified.

               Section 5. ANNUAL MEETING. Immediately following each annual meeting of shareholders, the Board shall hold a regular meeting at the place that the annual meeting of shareholders was held or at any other place that shall have been designated by the Board for the purpose of organization, any desired election of officers, and the transaction of other business. Notice of this meeting shall not be required.

               Section 6. NOTICE OF MEETINGS. Notice need not be given of regular meetings of the Board, nor is it necessary to give
          notice of  adjourned meetings.   Any  written waiver  of  notice,
          signed  by  a  director  entitled  to  notice,  shall  be  deemed
          equivalent to  notice.   Attendance of  a Director  at a  meeting
          shall constitute a waiver of notice of such meeting, except when the Director attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or
          convened.   Neither the  business to  be transacted  at, nor  the
          purpose of any regular or special meeting of the Directors, need be specified in any written waiver of notice.

               Section 7. PLACE OF MEETINGS AND MEETINGS BY TELEPHONE. Regular and special meetings of the Board may be held at any place within or outside the State of Utah that has been designated from time to time by the Board. In the absence of such designation, meetings shall be held at the principal executive office of the Corporation. Any meetings regular or special, may be held by conference telephone, or similar communication equipment, as long as all Directors participating in the meeting, can hear one another, and all such Directors shall be deemed to be present in person at the meeting.

               Section 8.    SPECIAL MEETINGS.    Special meetings  of  the
          Board for any purpose or purposes may be called at any time by the Chairman of the Board, the President, or the Secretary.

               Section  9.   MAJORITY  OR  QUORUM.    A  majority  of  the
          authorized number of Directors constitutes a quorum of the Board for the transaction of business except as hereinafter provided.

               Section 10. TRANSACTIONS QF BOARD. Except as otherwise provided in the Articles or these Bylaws, or by law, every act or decision done or made by a majority of the Directors present at a duly held meeting at which a quorum is present, is the act of the Board, provided, however, that any meeting at which a quorum was initially present may continue to transact business notwithstanding the withdrawal of Directors if any action taken is approved by at least a majority of the required quorum for such meeting.

               Section 11.   ADJOURNMENT.   A majority of Directors  present
          at any meeting, whether or not  a quorum is present, may  adjourn
          the meeting  to  another time  and  place.   If  the  meeting  is
          adjourned for more that twenty-four (24) hours, notice of the adjournment to another time and place must be given prior to the time of the adjourned meeting to the Directors who were present at the time of the adjournment.

               Section 12. CONDUCT OF MEETINGS. The Chairman of the Board, or if there is no such officer, the President, or in his absence, any Director selected by the Director present shall preside at the meeting of the Board. The Secretary of the Corporation or, in the Secretary's absence any person appointed by the presiding officer, shall act as Secretary of the Board.

               Section 13. ACTION WITHOUT MEETING. Any action required or permitted to be taken by the Board may be taken without a meeting, if all members of the Board shall individually or collectively consent in writing to such action. Such action by written consent shall have the same force and effect as a unanimous vote of the Board. Such written consent(s) shall be filed with the minutes of the proceedings of the Board.

               Section 14. FEES AND COMPENSATION OF DIRECTORS. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement of expenses, as may be fixed or determined by resolution of the Board. Nothing herein contained shall be construed to preclude any Director from serving the Corporation in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation for such services.

               Section 15. APPROVAL OF BONUSES FOR DIRECTORS AND OFFICERS. No bonuses or share in the earnings or profits of the Corporation shall be paid to any of the officers, Directors, or employees of the Corporation except in accordance with a plan duly adopted by the Board in accordance with a meeting duly called and held for that purpose or as provided in Section 13 of this Article.

               Section 16.   COMMITTEES.   The  Board may,  by  resolution,
          designate, change the membership of or terminate the existence of any committee or committees. Each committee shall consist of one or more of the Directors of the Corporation. The Board may designate one or more Directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of the committee, the member or members of the committee present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in place of any such absent or disqualified member. Any such committee, to the extent permitted by the Utah General Corporation Law and to the extent provided in the resolution of the Board, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation.

               Section 17. COMMITTEE RULES. Unless the Board otherwise provides, each committee designated by the Board may make, alter and repeal rules for the conduct of its business. In the absence of such rules each committee shall conduct its business in the same manner as the Board conducts its business pursuant to Article III of these Bylaws.

               Section  18.      SHAREHOLDER   NOMINATIONS   FOR   DIRECTOR
          CANDIDATES. Except as may otherwise be provided in the Articles of Incorporation, only persons who are nominated in accordance with the following procedures shall be eligible for election as Directors. Nominations of persons for election to the Board may be made at a meeting of shareholders only (i) by or at the direction of the Board, (ii) by any nominating committee or person appointed by the Board or (iii) by any shareholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 18. Such nominations, other than those made by or at the direction of the Board, must be made pursuant to timely notice in writing to the Secretary. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than sixty days nor more than ninety days prior to the meeting; provided, however, that in the event that less than seventy days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first. Such shareholder's notice to the Secretary must set forth: (i) as to each person whom the shareholder proposes to nominate for election or re-election as a Director, (a) the name, age, business address and residence address of the person, (b) the principal occupation or employment of the person, (c) the class and number of shares of capital stock of the Corporation that are beneficially owned by the person, and (d) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of Directors pursuant to Rule 14a, as amended from time to time, under the Exchange Act; and (ii) as to the shareholder giving the notice, (a) the name and record address of the shareholder, and (b) the class and number of shares of capital stock of the Corporation that are beneficially owned by the shareholder. The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the eligibility of such proposed nominee to serve as a Director of the Corporation. No person shall be eligible for election as a Director of the Corporation unless nominated in accordance with the procedures set forth herein.

               The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure and, if he should so determine and declare, the defective nomination shall be disregarded.

               Notwithstanding anything contained in these Bylaws to the contrary, this Section 18 shall not be altered, amended or repealed except by the Board pursuant to the Articles of Incorporation or by an affirmative vote of at least two-thirds of the outstanding shares of all capital stock entitled to vote at a shareholders' meeting duly called for such purpose.



                                     ARTICLE IV
                                      OFFICERS

               Section 1.   OFFICERS.   The  officers of  the  Corporation
          shall be a Chief Executive Officer, President, a Vice-President, a Secretary, and a Chief Financial Officer (Treasurer). The Corporation may also have, at the discretion of the Board, a Chairman of the Board, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers as may be appointed in accordance with the provisions of Section 3 of this
          Article IV. Any number of offices may be held by the same person.

               Section 2. ELECTION OF OFFICERS. The officers of the Corporation, except such officers as may be appointed in accordance with the provisions of Section 3 or Section 5 of this
          Article IV, shall be chosen by the Board, and each shall serve at the pleasure of the Board, subject to the rights, if any, of an officer under any contract of employment.

               Section 3. SUBORDINATE OFFICERS. The Board may appoint, and may empower the President to appoint, such other officers as the business of the Corporation may require. Each of them shall hold office for such period, have such authority and perform such duties as are provided in the Bylaws, or as the Board may from time to time determine.

               Section 4. REMOVAL AND RESIGNATION OF OFFICERS. Subject to the rights, if any, of an officer under a contract of employment, any officer may be removed, either with or without cause, by the Board, at any regular or special meeting of the Board, or, except in case of an officer chosen by the Board, by an officer upon whom such power of removal may be conferred by the Board.

               Any officer may resign at any time by giving written notice to the Corporation. Any resignation shall take effect on the date of receipt of that notice or at any later time specified in that notice; unless otherwise specified in that notice. Any resignation is without prejudice to the rights, if any, of the Corporation under any contract for which the officer is a party.

               Section 5. VACANCIES IN OFFICES. A vacancy in any office because of death, resignation, removal, disqualification, or any other cause, shall be filled in the manner prescribed in these Bylaws for regular appointments to that office.

               Section 6.   CHIEF EXECUTIVE OFFICER AND PRESIDENT.   Subject
          to such powers, if any, as may be given by the Bylaws or Board to other officers of the Corporation, the Chief Executive Officer and President shall be the general manager and chief executive officer of the Corporation and shall, subject to the control of the Board, have general supervision, direction, and control of the business and the officers of the Corporation. The Chief Executive Officer shall preside at all meetings of the
          shareholders.    The  Chief  Executive  Officer  shall  have  the
          general powers and duties of management usually vested in the office of President of a Corporation, and shall have such other powers and duties as may be prescribed by the Board or the Bylaws. The Board may determine to have one person serve as Chief Executive Officer and another as President, in which event the Board shall determine the power of each.

               Section 7. VICE-PRESIDENT. In the absence or disability of the President, the Vice-President designated by the Board shall perform all the duties of the President, and when so acting shall have all the powers of and be subject to all of the restrictions upon, the President. The sole duty of the office of Vice-President of this Corporation shall be to function as a representative of the President in such case as the President may be absent or disabled. The Vice-President may, when not acting in the representative capacity of the President, hold other positions and be assigned other duties within the Corporation.

               Section 8.  SECRETARY.   The Secretary  shall keep or  cause
          to be kept, at the principal executive office or such other place as the Board may direct, a book of minutes of all meetings and actions of Directors, committees of Directors and shareholders, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice given, the names of those present at Director meetings or committee meetings, the number of shares present or represented at share-holders meetings, and the proceedings.

               The Secretary shall keep, or cause to be kept, a the principal executive office or at the office of the Corporation's transfer agent or registrar, as determined by resolution of the Board, a record of shareholders, or a duplicate record of shareholders showing the names of all shareholders and their addresses, the number of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

               The Secretary or Assistant Secretary, if they are absent or unable to act or refuse to act, any other officer of the
          Corporation shall give, or cause to be given, notice of all meetings of the shareholders, of the Board, and of committees of the Board required by the Bylaws or by law to be given. The Secretary shall keep the seal of the Corporation, if one is adopted, in safe and custody and shall have such other powers and perform such other duties as may be prescribed by the Board or by the Bylaws.

               Section 9. CHIEF FINANCIAL OFFICER. The Chief Financial Officer (Treasurer) shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings, and shares. The book of accounts shall at all reasonable times be opened to inspection by any Director.

               The Chief Financial Officer shall deposit all monies and other valuables in the name and to the credit of the Corporation with such depositories as may be designated by the Board. He shall disburse the funds of the Corporation as may be ordered by the Board, shall render to the President and Directors, whenever they request it, an account of all of his transactions as Chief Financial Officer and of the financial condition of the Corporation, and shall have other powers and perform other such duties as may be prescribed by the Board or the Bylaws.



                                      ARTICLE V
                            INDEMNIFICATION OF DIRECTORS,
                        OFFICERS, EMPLOYEES, AND OTHER AGENTS


               Section 1.   AGENTS, PROCEEDINGS  AND  EXPENSES.   For  the
          purpose of this Article, "agent" means any person who is or was a Director, officer, employee, or other agent of this
          Corporation, or is or was serving at the request of this Corporation as a Director, officer, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, or was a Director, officer, employee, or agent of a foreign or domestic corporation which was a predecessor corporation of this corporation or of another enterprise at the request of such predecessor corporation; "proceeding" means any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal; and "expenses" include, without limitation, attorneys' fees and any expenses of establishing a right to indemnification under Section 4 or
          Section 5(c) of this Article.

               Section 2.   ACTIONS OTHER THAN  BY THE  CORPORATION.   This
          Corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any proceeding (other than an action by or in the right of this Corporation) by reason of the fact that such person is or was an agent of this Corporation, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such proceeding if that person acted in good faith and in a manner that person reasonably believed to be in, or not opposed to, the best interest of this Corporation and, in the case of a criminal proceeding, had no reasonable cause to believe the conduct of that person was unlawful. The termination of any proceeding by judgment, order, settlement, conviction, or upon a pleas of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in the best interest of this Corporation or that the person had reasonable cause to believe that the person's conduct was lawful. No indemnification shall be made under this Section 2 of this Article in connection with any other proceeding charging that the agent derived an improper personal benefit, whether or not involving action in his official capacity, in which proceeding he is adjudged liable on the basis that he derived an improper personal benefit.

               Section 3. ACTIONS BY THE CORPORATION. This Corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action by or in the right of this Corporation to procure a judgment in its favor by reason of the fact that that person is or was an agent of this Corporation, against expenses actually and reasonably incurred by that person in connection with the defense or settlement of that action if that person acted in good faith, in a manner that that person believed to be in, or not opposed to, the best interest of this Corporation and, in the case of a criminal proceeding, that person had no reasonable cause to believe that the person's conduct was unlawful. No indemnification shall be made under this Section 3 of this Article in respect of any claim, issue or matter as to which that person shall have been adjudged to be liable to this Corporation unless and only to the extent that the court in which that action was brought shall determine upon application that, in view of all the circumstances of the case, that person is fairly and reasonably entitled to indemnify for the expenses which the court shall determine.

               Section 4. SUCCESSFUL DEFENSE BY AGENT. To the extent that an agent of this Corporation has been successful on the merits in defense of any proceeding referred to in Section 2 or 3 of this Article, or in defense of any claim, issue or matter therein, the agent shall be indemnified against expenses actually and reasonably incurred by the agent in connection therewith.

               Section 5.    REQUIRED  APPROVAL.   Except  as  provided  in
          Section 4 of this Article, any indemnification under this Article shall be made by this Corporation only if authorized in the specific case on a determination that indemnification of the agent is proper in the circumstances because the agent has met the applicable standard of conduct set forth in Section 2 or 3 of this Article, by:

                    (a) A majority vote of a quorum consisting of Directors who are not parties to the proceeding;

                    (b) A majority vote of the shareholders of the votes entitled to be cast by holders of qualified shares present in person or by proxy at a meeting;

                    (c)    Special legal counsel; or

                    (d) The court in which the proceeding is or was pending, on application made by this Corporation or the agent or the attorney or other person rendering services in connection with the defense, whether or not such application by the agent, attorney or other person is opposed by this Corporation.

               Section 6.   ADVANCE OF  EXPENSES.   Expenses  incurred  in
          defending any proceeding may be advanced by this Corporation before the final disposition of the proceeding on receipt of (i) a written affirmation of the agent's good faith belief that the person has met the applicable standard of conduct described in
          Section 2 or 3 of this Article and (ii) an undertaking by or on behalf of the agent to repay the amount of the advance unless it shall be determined ultimately that the agent is entitled to be indemnified as authorized in this Article. A determination must also be made that the facts then known to those making the determination would not preclude indemnification.

               Section 7. OTHER CONTRACTUAL RIGHTS. Nothing contained in this Article shall affect any right to indemnification to which persons other than Directors and officers of this Corporation or any subsidiary hereof may be entitled to contract or otherwise.

               Section 8.   LIMITATIONS.    No indemnification  or  advance
          shall  be  made  under  this  Article,  except  as  provided   in
          Section 4 or Section 5(d), in any circumstance where it appears:

                    (a) That it would be inconsistent with a provision of the Articles, a resolution of the shareholders, or an agreement in effect at the time of the accrual of the alleged cause of action asserted in the proceeding in which the expenses were incurred or other amounts were paid, which prohibits or otherwise limits indemnification; or

                    (b)    That   it  would   be  inconsistent   with   any
          condition  expressly   imposed  by   a  court   in  approving   a
          settlement.

               Section 9. INSURANCE. Upon and in the event of a determination by the Board to purchase such insurance, this Corporation shall purchase and maintain insurance on behalf of any agent of the Corporation against any liability asserted against or incurred by the agent in such capacity or arising out of the agent's status as such whether or not this Corporation would have the power to indemnify the agent against that liability under the provisions of this Section.


                                     ARTICLE VI
                                STOCK CERTIFICATES

               Section 1.   FORM.   The shares of  the Corporation shall  be
          represented by certificates signed by the President or Vice-President, and the Secretary of the Corporation. Any or all of
          such signatures may  be facsimile.   Each such certificate  shall
          also state:

                    (a) The name of the record holder of the shares represented by such certificate;

                    (b)    The number of shares represented thereby;

                    (c) A designation of any class or series or which such shares are a part;

                    (d)    That the shares have par value of $.0l;

                    (e) Any restrictions applicable to the shares shall be so designated in bold type on the face thereof.

               Section 2. TRANSFERS. Transfer of shares of the Corporation shall be made in the manner set forth in the Utah Uniform Commercial Code. The Corporation shall maintain stock transfer books, and any transfers shall be registered thereon only on request and surrender of the stock certificate representing the transferred shares, duly endorsed if transfer is by Power of Attorney, the Power of Attorney shall be deposited with the Secretary of the Corporation or with the designated Transfer Agent.

               Section 3. LOST, DESTROYED, AND STOLEN CERTIFICATES. No certificate or shares of stock in the Corporation shall be issued in place of any certificate alleged to have been lost, destroyed, stolen, or mutilated except on production of such evidence and provision of such indemnity to the Corporation as the Board may prescribe.


                                     ARTICLE VII
                                  CORPORATE ACTIONS

               Section 1. CONTRACTS. The Board may authorize any officer or officers, or any agent or agents of the Corporation, to enter into any contract or to execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

               Section 2. LOANS. No loan shall be made by the Corporation to its officers or Directors. No loan shall be made or contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by resolution of the Board. Such authority may be general or confined to specific instances.

               Section 3.   CHECKS, DRAFTS OR  ORDERS.  All checks,  drafts,
          or  other  orders  for  the  payment  of  money  by  or  to   the
          Corporation and all notes and other evidence of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation, and in such manner as shall be determined by resolution of the Board.

               Section 4. BANK DEPOSITS. All funds of the Corporation not otherwise employed, shall be deposited to the credit of the Corporation in such banks, trust companies, or other depositories as the Board may select.



                                    ARTICLE VIII
                                    MISCELLANEOUS
              Section 1. ANNUAL REPORT TO SHAREHOLDERS. At the annual meeting of the shareholders, the Board shall issue an annual report on the Corporation which shall detail the financial status of the Corporation. Nothing herein shall be interpreted as prohibiting the Board from issuing such annual or other periodic reports to the shareholders of the Corporation as they consider appropriate in addition to that required herein.

               Financial statements and reports shall be prepared from and in accordance with the books of the Corporation, in conformity with general accepted accounting principals applied on a consistent basis.

               Section 2. INSPECTION OF CORPORATE RECORDS. Any records maintained in the regular course of business including stock ledger, books of account, and minute books may be kept by any information storage device if readily convertible into legible form. Any shareholder of record, in person or by an attorney or agent who presents proof of such position with bank-guaranteed signature on such proof, may, upon written demand under oath, stating purpose, inspect for any proper purpose, the stock ledger, list of shareholders and other books and records and make copies and extracts of the same. Such copies and extracts shall be made at the cost of the individual preparing or requesting such inspection and such inspection shall be during normal business hours and shall not be made without at least forty-eight (48) hours written notice prior thereto.

               Section 3. INSPECTION OF ARTICLES, OF INCORPORATION AND BYLAWS. The original or a copy of the Articles of Incorporation and Bylaws of the Corporation, as amended or otherwise altered to date, and certified by the Secretary of the Corporation, shall at all times be kept at the principal executive office of the Corporation. Such Articles and Bylaws shall be open for inspection to all shareholders of record or holders of voting trust certificates at all reasonable times during the business hours of the Corporation.

               Section 4. FISCAL YEAR. The fiscal year of the Corporation shall begin on the first day of January of each year and end at midnight on the last day of December of the following year.

               Section 5.   CONSTRUCTION  AND  DEFINITIONS.    Unless  the
          context requires otherwise, the general provisions, rules of construction, and definitions contained in the Corporation Law of the State of Utah shall govern the construction of these Bylaws.

               Without limiting the foregoing, the masculine gender where used included the feminine and neuter; the singular number includes the plural, and the plural number includes the singular; "shall" is mandatory and "may" is permissive; and "person" includes the Corporation as well as a natural person.



                                     ARTICLE IX
                                AMENDMENTS TO BYLAWS

               These Bylaws may be amended at any time by a majority vote of the Board or shareholders, except that any of the following amendments shall require the approval of three-fourths (3/4) of the Board or then-outstanding shares:

               1. Any amendment reducing the percentage of outstanding shares required to constitute a quorum for the transaction of business or required to authorize any shareholder action;

               2.   Any  amendment   reducing  the   number  of   Directors
          required to constitute a quorum for the transaction of business or required to authorize any action on the part of the Board;

               3. Any amendment increasing or decreasing the number of Directors;

               4.   Any  amendment  imposing   or  eliminating  any   stock
          transfer, restriction or mandatory stock purchase obligations;

               5.   Any amendment to this section.


                  CERTIFICATE OF SECRETARY OF ADOPTION BY DIRECTORS


               I HEREBY CERTIFY, that I am the duly elected, qualified and acting Secretary of the above-named Corporation and that the above and foregoing Amended and Restated Bylaws were adopted as the Bylaws of said Corporation on the date set forth above by the Directors of said Corporation.

               DATED:  November 24, 1998     /s/  Scott  G.  Monson


                                             SECRETARY