Form 10-Q
period 2000-03-31
JB OXFORD HOLDINGS INC
filed 2000-05-12
CIK 816330

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 3l, 2000

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
           code

             Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months; and (2) has been subject to such filing requirements for the
          past 90 days.  Yes   X  No ___

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 5, 2000, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 14,384,186.




                           PART I - FINANCIAL INFORMATION


          Item 1.        Financial Statements

                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                March 31, 2000  December 31,
                                                  (Unaudited)      1999

          Assets:

          Cash and cash equivalents (including
           securities purchased under agreements to
           resell of $104,747 and $0)              $2,694,128    $6,023,065

          Cash and securities purchased under
           agreements to resell, segregated under
           federal and other regulations            5,815,761    27,173,659

          Receivable from broker-dealers and
           clearing organizations                   8,380,102     7,717,643

          Receivable from customers (net of
           allowance for doubtful accounts of
           $2,609,101 and $1,601,178)             639,920,131   438,208,683

          Other receivables                         1,686,385     1,614,254

          Marketable securities owned
           - at market value                          369,109       223,034

          Furniture, equipment, and leasehold
           improvements (at cost - net of
           accumulated depreciation and
           amortization of $6,714,923 and
           $6,296,033)                              3,114,938     3,024,193

          Income taxes receivable                          --     1,012,881

          Deferred income taxes                     1,574,425     1,479,425

          Clearing deposits                        11,612,168     9,598,797

          Other assets                              1,763,162     1,663,442

          Total assets                           $676,930,309  $497,739,106

            See accompanying notes to Consolidated Financial Statements.



                      JB Oxford Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                    March 31,  December 31,
                                                      2000         1999
                                                   (Unaudited)


          Liabilities and shareholders' equity:

           Liabilities:

            Short-term borrowings                 $75,198,831 $          --

            Payable to broker-dealers and
             clearing organizations               231,099,785   137,300,388

            Payable to customers                  309,654,580   313,354,154

            Securities sold, not yet purchased
             - at market value                        150,797        96,904

            Accounts payable and accrued
             liabilities                           19,201,452    12,303,092

            Income taxes payable                    2,390,549            --

            Loans from shareholders                 5,418,696     5,418,696

            Notes payable                           2,889,375     2,895,124

           Total liabilities                      646,004,065   471,368,358


           Commitments and contingent liabilities

           Shareholders' equity:

            Common stock  ($.01 par value,
             100,000,000 shares authorized;
             15,088,226 shares issued)                 150,882      150,882

            Additional paid-in capital              16,232,281   16,232,281

            Retained earnings                       15,327,786   10,772,290

            Treasury stock at cost, 704,040 shares    (784,705)    (784,705)

           Total shareholders' equity               30,926,244   26,370,748

           Total liabilities and shareholders'
           equity                                 $676,930,309 $497,739,106


            See accompanying notes to Consolidated Financial Statements.



                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Operations
                                     (Unaudited)


                                                   For The Three Months
                                                           Ended
                                                         March 31,

                                                   2000           1999

          Revenues:
           Clearing and execution               $3,277,087      $ 5,125,692
           Trading profits                       5,434,825        4,021,691
           Commissions                          15,087,163        7,740,032
           Interest                             10,323,455        5,905,447
           Other                                   371,142          200,737
             Total Revenues                     34,493,672       22,993,599
          Expenses:
           Employee compensation                 3,683,492        2,281,347
           Commission expense                    6,048,695        2,852,582
           Clearing and floor brokerage            890,301          951,836
           Communications                        1,995,329        1,671,308
           Occupancy and equipment               1,534,978        1,105,351
           Interest                              5,499,174        3,261,062
           Data processing charges               2,679,040        2,411,433
           Professional services                 1,031,943        1,179,673
           Promotional                           1,983,545          803,342
           Bad debts                               532,930          405,436
           Other operating expenses                628,749          584,796

             Total Expenses                     26,508,176       17,508,166

           Income before income taxes and        7,985,496        5,485,433
           extraordinary item
            Income tax provision                 3,430,000        2,219,208

           Income before extraordinary item      4,555,496        3,266,225
             Extraordinary item:  Forgiveness
             of debt, net of taxes                      --          436,875

           Net Income                           $4,555,496       $3,703,100


            See accompanying notes to Consolidated Financial Statements.



                      JB Oxford Holdings, Inc. and Subsidiaries
                  Consolidated Statements Of Operations - continued
                                     (Unaudited)

                                                 For The Three Months Ended
                                                            March 31,
                                                      2000            1999

           Basic Net Income Per Share:
           Income before income taxes and
           extraordinary item                        $0.32            $0.23
             Extraordinary item:  Forgiveness
           of debt, net of taxes                        --             0.03
           Basic Net Income Per Share                $0.32            $0.26

           Diluted Net Income Per Share:
           Income before income taxes and
           extraordinary item                        $0.19            $0.13
             Extraordinary item:  Forgiveness
           of debt, net of taxes                        --             0.02
           Basic Net Income Per Share                $0.19            $0.15

           Weighted average number of shares
               Basic                            14,384,186       14,154,338
               Diluted                          23,739,204       24,629,176

            See accompanying notes to Consolidated Financial Statements.



                      JB Oxford Holdings, Inc. and Subsidiaries
                        Consolidated Statements Of Cash Flows
                                     (Unaudited)

                                                 For The Three Months Ended
                                                           March 31,

                                                       2000        1999

          Increase (decrease) in cash and cash
          equivalents:
          Cash flows provided by operating
          activities:
           Net income                              $4,555,496    $3,703,100

           Adjustments to reconcile net income to
           cash used in operating activities:
            Depreciation and amortization             430,966       314,845
            Deferred rent                             (28,455)      (30,366)
            Provision for bad debts                   532,930       405,436
            Forgiveness of debt                            --      (728,125)
            Changes in assets and liabilities:
             Cash segregated under federal and
              other regulations                    21,357,898    58,674,800
             Receivable from broker-dealers and
              clearing organizations                 (662,459)     (544,040)
             Receivable from customers           (202,244,378)  (93,322,944)
             Other receivables                        (72,131)       42,854
             Securities owned                        (146,075)    2,509,265
             Clearing deposits                     (2,013,371)   (1,036,581)
             Other assets                             (99,720)       46,625
             Payable to broker-dealers and clearing
              organizations                        93,799,397    67,779,080
             Payable to customers                  (3,699,574)  (34,662,457)
             Securities sold not yet purchased         53,893      (778,060)
             Accounts payable and accrued
              liabilities                           6,926,815    (2,901,100)
             Income taxes payable/receivable        3,308,430     1,758,599
          Net cash provided by (used in) operating
          activities                              (78,000,338)    1,230,931
          Cash flows from investing activities:
           Capital expenditures                      (521,711)     (117,830)
          Net cash used in investing activities      (521,711)     (117,830)
          Cash flows from financing activities:
           Repayments of notes payable                 (5,749)      (34,158)
           Advances on short term borrowing        75,198,831            --
           Issuance of common stock                        --       105,900
           Purchase of treasury stock                      --      (586,925)
           Payment subordinated loans                      --      (250,000)
          Net cash provided by (used in)
           financing activities                    75,193,082      (765,183)
          Net increase (decrease) in cash
           and cash equivalents                    (3,328,967)      347,918
          Cash and cash equivalents at beginning
           of the quarter                           6,023,095     2,496,572
          Cash and cash equivalents at end of the
          quarter                                  $2,694,128    $2,844,490

            See accompanying notes to Consolidated Financial Statements.



                      JB Oxford Holdings, Inc. and Subsidiaries
                     Notes To Consolidated Financial Statements
                                     (Unaudited)


          Note 1.        Company's Quarterly Report Under Form 10-Q

          In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries (the "Company") for the periods presented. The accompanying financial information should be read in conjunction with the Company's 1999 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.

          Two of the Company's subsidiaries, JB Oxford & Company
          ("JBOC") and Stocks4Less, Inc. ("S4L"), are consolidated in the quarterly financial information as of March 31, 2000 and March 27, 1999 because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company. The operations of S4L were consolidated into the on-line division of JBOC in December 1998.

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

          Note 4.        Earnings Per Share

          The following table reconciles the numerators and
          denominators of the basic and diluted earnings per share
          computation:
                                                     For The Three Months
                                                        Ended March 31,
                                                        2000       1999

          Basic Earnings Per Share
           Net income                                $4,555,496  $3,703,100
           Income available to common stockholders
            (numerator)                              $4,555,496  $3,703,100
           Weighted average common shares
            outstanding (denominator)                14,384,186  14,154,338

           Basic Earnings Per Share                       $0.32       $0.26



                                                     For The Three Months
                                                        Ended March 31,
                                                        2000       1999

          Diluted Earnings Per Share
           Net income                                $4,555,496  $3,703,100
           Interest on convertible debentures, net
            of income tax                                72,952      74,635
           Income available to common stockholders
            plus assumed conversions (numerator)     $4,628,448  $3,777,735
           Weighted average common shares
            outstanding                              14,384,186  14,154,338
           Weighted average options outstanding       2,018,500   2,216,778
           Weighted average convertible debentures    7,740,994   8,750,467
           Stock acquired with option proceeds         (404,476)   (492,407)
           Weighted average common shares and
            assumed conversions outstanding
            (denominator)                            23,739,204  24,629,176

           Diluted Earnings Per Share                     $0.19       $0.15

          Options to purchase 553,500 shares of common stock at March
          31, 2000, were not included in the computation of diluted earnings per share because the options' exercise price was greater then the average market price of the common share during the period. The options carry exercise prices ranging from $0.63 to $9.00 at March 31, 2000 and $0.63 to $2.32 at March 31, 1999.
          The options at March 31, 2000 expire at various dates through November 3, 2009.

          Note 5.        Related Party Transactions

          In February 1999, Hareton Sales & Marketing, Inc.
          ("Hareton"), the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company. The Company issued 718,021 shares of common stock in full satisfaction of this debt.

          In February 1999, the Company established the JB Oxford
          Revocable Government Trust (the "Trust") to purchase common stock of the Company. Third Capital Partners, LLC serves as trustee of the Trust, without compensation. Christopher L. Jarratt, the Company's Chairman, is the Chief Manager and Chief Executive Officer, and Mark D. Grossi, a member of the Company's Board of Directors, is a member, of Third Capital Partners. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's Common Stock for an average price of $1.25 per share. Pursuant to the terms of the Trust, Third Capital Partners has the right to vote the shares held by the Trust, but has no right to dispose of them except upon termination of the Trust. The Trust will terminate on February 18, 2001, or, if sooner, the completion of the investigation relating to the Company being conducted by the federal government. See Note 7, "Contingent Liabilities," to the financial statements for a description of the investigation. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc.; and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance, Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.

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

          At March 31, 2000, JBOC had net capital of $33,572,116, which was $20,830,178 in excess of the minimum amount required. At December 31, 1999, JBOC had net capital of $27,491,404, which was $18,699,718 in excess of the minimum amount required.

          Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount of $2,432,493 and $27,142,338 at March 31, 2000 and December 31,
          1999 respectively. Securities purchased are U.S. Treasury instruments having a market value of approximately 102% of cash tendered.

          Note 7.        Contingent Liabilities

          The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which follows:

          On February 14, 2000, the Company reached a settlement with the Los Angeles office of the United States Attorney's Office (the "USAO") in the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it has agreed to pay a total of $2,000,000 over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company. The Company paid $500,000 of the settlement amount in the first quarter of 2000 and the remainder will be paid in equal annual installments over three years. While the settlement brings a resolution to the USAO's investigation, the investigation by the SEC remains ongoing. Management continues to cooperate with the SEC and is hopeful that this investigation will be settled, but can make no assurance as to if or when it might be resolved. If on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1,000,000 or more to the SEC, the USAO has agreed that the Company's obligation to the USAO would be reduced by $500,000.


            Note 8.      Supplemental Disclosures of Cash Flow Information

                                                For the Three Months Ended
                                                         March 31,

                                                    2000           1999

           Supplemental Disclosures of Cash Flow
            Information
             Cash paid during the quarter for:
               Interest                         $5,437,874     $3,283,373
               Income taxes                        120,500        746,400

          Supplemental disclosure of non-cash investing and financing activities: Hareton, the holder of $502,615 in face value of convertible debentures, converted this debt to common stock during the first quarter 1999. In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which is included in net income during the period. Additionally, the Company reclassified a subordinated borrowing to loans from shareholders in the amount of $1,000,000 in 1999.

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

          Business Overview

          JB Oxford Holdings, Inc. (together with its consolidated subsidiaries, the "Company"), through its wholly-owned subsidiaries, is engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. The Company's primary subsidiary is JB Oxford & Company ("JBOC"), a registered broker-dealer offering the following services: (1) discount and electronic brokerage services to the investing public; (2) clearing and execution services to correspondents on a fully-disclosed basis; and (3) acting as a market maker in NASDAQ National Market System, New York Stock Exchange ("NYSE") and other national exchange listed securities.

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

          Market Making Activities

          In order to facilitate the execution of security transactions for its own customers and the customers of its correspondents, JBOC acts as a market maker for approximately 750 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company's market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. ("NASD") regarding best execution.

          Results of Operations Revenues

          The Company's total revenues were $34,493,672 in the first quarter 2000, an increase of 50% from $22,993,599 in the first quarter of 1999. The primary reason for the increase was a rise in commission revenue of 95% to $15,087,163 in the current quarter from $7,740,032 in the first quarter of 1999. Additionally, interest revenue increased 75% to $10,323,455 in the first quarter of 2000 from $5,905,447 in the first quarter of 1999. Trading profits increased 35% to $5,434,825 in the first quarter of 2000 from $4,021,691 in the first quarter of 1999.

          Commission revenue was the largest single source of revenue to the Company during the comparable periods, consisting of 44% for the first quarter 2000 and 34% for the first quarter of 1999.
          For 2000, the Company anticipates increased commission revenue as the Company experiences growth in its discount and on-line brokerage divisions and as these revenues track the overall growth in trading volume experienced during recent years.

          The changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. The rise in margin balances has been the most significant factor for the increase. Net interest income increased 82% from $2,644,385 in the first quarter 1999 to $4,824,281 in the first quarter 2000.

          The increase in trading profits resulted from an increase in volume from the Company's discount and on-line brokerage operations. Management anticipates additional growth in trading profits for 2000.

          Clearing and execution revenues decreased $1,848,605 or 36% to $3,277,087 in the first quarter 2000 compared to $5,125,692 in the first quarter of 1999. The decrease represents the decrease in day trades cleared by the Company. This decrease is primarily the result of an office of a correspondent broker-dealer moving its business to another clearing firm.

          Expenses

          Expenses totaled $26,508,176 for the first quarter of 2000, an increase of 51% from $17,508,166 in the first quarter of 1999. The increase in expenses since 1999 is primarily a result of the growth in the Company's discount and on-line brokerage divisions. Many of the Company's expenses, including commission expense, interest expense, and data processing charges are directly related to commission revenues, interest revenues and trading revenues, which are all up from the first quarter of 1999. Data processing expense increased 11% to $2,679,040 in the first quarter of 2000 from $2,411,433 in the first quarter of 1999. This increase is the result of growth in commission and trading volumes.

          Operating expenses increased slightly as a percent of total revenues from 76% in the first quarter of 1999 to 77% in the first quarter of 2000. Commission expense increased by 112% in the first quarter of 2000 to $6,048,695 from $2,852,582 in the first quarter of 1999. Interest expense increased 69% to $5,499,194 in the first quarter of 2000 from $3,261,062 in the first quarter of 1999. These increases are in line with the revenue increases discussed above, where commission revenue increased 95% and interest revenue increased 75%.

          Promotional expenses increase $1,180,203 or 147% to $1,983,545 in the first quarter of 2000 from $803,342 in the first quarter of 1999. These costs have increased as management has increased name recognition through various print and television ads.

          Management continues to examine ways to contain costs and improve efficiencies. Total expenses for the first quarter 2000 were 77% of revenues. Total expenses were 83%, 98%, and 96% of total revenues during the years ended 1999, 1998, and 1997, respectively.


          Extraordinary Item

          In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which is included in net income ($436,875 net) and has been reflected as an extraordinary item during 1999.

          Liquidity and Capital Resources

          The Company finances its growth through the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $140,000,000; at March 31, 2000 the Company had accessed $75,000,000 of these credit lines. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates.

          The majority of the Company's corporate assets at March 31, 2000, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 6, "Regulatory Requirements," to the financial statements for regulatory requirements of the Company.

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

          Liquidity at March 31, 2000
          The Company's cash position decreased during the first quarter of 2000 by $3,328,967 to $2,694,128. This compares with a net increase in cash and cash equivalents of $347,918 in the first quarter of 1999. The fluctuation in the Company's cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

          In February 1999, Hareton Sales & Marketing, Inc. ("Hareton"), the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

          In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust") to purchase common stock of the Company. Third Capital Partners, LLC serves as trustee of the Trust, without compensation. Christopher L. Jarratt, the Company's Chairman, is the Chief Manager and Chief Executive Officer, and Mark D. Grossi, a member of the Company's Board of Directors, is a member, of Third Capital Partners. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's Common Stock for an average price of $1.25 per share. Pursuant to the terms of the Trust, Third Capital Partners has the right to vote the shares held by the Trust, but has no right to dispose of them except upon termination of the Trust. The Trust will terminate on February 18, 2001, or, if sooner, the completion of the investigation relating to the Company being conducted by the federal government. See Note 7, "Contingent Liabilities," to the financial statements for a description of the investigation. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc.; and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance, Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.

          A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 7, "Contingent Liabilities," to the financial statements). The Company has reclassified the $1,000,000 subordinated loan to notes payable.

          Cash Flows From Operating Activities

          Net cash used in operating activities was $78,000,338 for the first quarter of 2000, compared to cash of $1,230,931 provided from operations during the first quarter of 1999. The Company's net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

          During the first quarter of 2000, the most significant use of cash was the increase in receivables from customers of $202,244,378. This use of cash was funded in part by the increase in stock loans, which is reflected in the increase of payables to broker-dealers and clearing organizations of $93,799,397. The additional use of cash was also financed through a decrease in cash segregated under federal and other regulations of $21,357,898, and the short term loans discussed below under "Cash Flows From Financing Activities."

          Cash Flows Used In Investing Activities

          The net cash used in investing activities during the first quarter of 2000 was $521,711 compared with $117,830 during the same quarter of 1999. These cash uses are a direct result of capital expenditures made by the Company during these periods. The Company's requirement for capital resources is not material to the business as a whole. The Company presently has no plans to open additional offices and no significant commitments for capital expenditures.

          Cash Flows From Financing Activities

          Financing activities provided cash of $75,193,082 in the first quarter of 2000, compared to $765,183 cash used in financing activities in the first quarter of 1999. The primary source of cash provided was an increase of $75,198,831 on short term loans. These loans are used to finance the growth in the receivables from customers and are secured by securities held in the customers accounts.

          Recent Accounting Pronouncements

          The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferred of the Effective Date of FASB Statement No. 133." The Company is required to and will implement the provision of this new standard on January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Statement of Financial Condition as either an asset or as a liability measured at is fair value and that changes in the fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements but does not believe it will have a material effect on the Company's financial position or results of operations.

          Risk Factors

          In accordance with "plain English" guidelines provided by the SEC, the Risk Factors have been written in the first person.

          You should carefully consider the risks described below and in the Company's Form 10-K for the year ended December 31, 1999 before making an investment decision in the Company. These risks include:

          . the fact that the business is rapidly evolving;
          . the market for discount and electronic brokerage services is at an early stage of development;
          . the U.S. securities markets are subject to rapid and
            significant fluctuation;
          . our clearing operations expose us to risks that exceed the simple risk of loss of business;
          . possible delays in the introduction of new services and
            products;
          . competition;
          . government regulation;
          . net capital requirements;
          . systems failures; and
          . stock price volatility.

          These risks and uncertainties are not the only ones facing the Company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair the Company's operations. This document also contains forward-looking statements that involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

          Item 3.        Quantitative and Qualitative Disclosures About
          Market Risk

          Market Risk Disclosures

          The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements" above. The Company is exposed to market risk related to changes in interest rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

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

          Equity Price Risk

          JBOC acts as a market maker for approximately 750 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company does not maintain an inventory of equity securities.


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

          Item 6.   Exhibits and Reports on Form 8-K

          On February 17, 2000, the Company filed with the SEC a Report on Form 8-K, dated February 14, 2000, relating to the Company's settlement with the United States Attorney's Office for the Central District of California.

          Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          JB Oxford Holdings, Inc.

          /s/ Michael J. Chiodo

          Michael J. Chiodo
          Chief Financial Officer


          May 12, 2000