Form 10-Q
period 2000-06-30
JB OXFORD HOLDINGS INC
filed 2000-08-14
CIK 816330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _______________

                          Commission File Number 0-16240

                           JB Oxford Holdings, Inc.
--------------------------------------------------------------------------------
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

     Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 11, 2000, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 14,191,086.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                   JB Oxford Holdings, Inc. and Subsidiaries
                Consolidated Statements of Financial Condition

                                                                 June 30, 2000        December 31, 1999
                                                                  (Unaudited)
                                                             -------------------    -------------------
Assets:

Cash and cash equivalents (including securities purchased
 under agreements to resell of $106,310 and $0)                     $    952,822           $  6,023,095

Cash and securities purchased under agreements to resell,
 segregated under federal and other regulations                        6,891,672             27,173,659

Receivable from broker-dealers and clearing organizations              4,944,958              7,717,643

Receivable from customers (net of allowance for doubtful
 accounts of $2,833,261 and $1,601,178)                              478,498,038            438,208,683

Other receivables                                                      1,486,729              1,614,254

Marketable securities owned - at market value                            432,978                223,034

Furniture, equipment, and leasehold improvements (at cost -
 net of accumulated depreciation and amortization of
 $7,154,999 and $6,296,033)                                            3,145,140              3,024,193

Income taxes receivable                                                1,183,308              1,012,881

Deferred income taxes                                                  1,669,425              1,479,425

Clearing deposits                                                      8,442,182              9,598,797

Other assets                                                           1,494,537              1,663,442
                                                             -------------------    -------------------
Total assets                                                        $509,141,789           $497,739,106
                                                             ===================    ===================


          See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
           Consolidated Statements of Financial Condition - continued


                                                                    June 30, 2000         December 31, 1999
                                                                     (Unaudited)
                                                                 -----------------    ----------------------
Liabilities and shareholders' equity:

Liabilities:

  Short-term borrowings                                               $ 49,213,705              $         --
  Payable to broker-dealers and clearing organizations                 177,617,653               137,300,388
  Payable to customers                                                 233,310,808               313,354,154
  Securities sold, not yet purchased - at market value                      73,046                    96,904
  Accounts payable and accrued liabilities                              10,182,817                12,303,092
  Loans from shareholders                                                5,418,696                 5,418,696
  Notes payable                                                          2,889,375                 2,895,124
                                                                  ----------------    ----------------------
 Total liabilities                                                     478,706,100               471,368,358
                                                                 -----------------    ----------------------
 Commitments and contingent liabilities
 Shareholders' equity:
  Common stock  ($.01 par value, 100,000,000 shares authorized;
   15,088,226 shares issued)                                               150,882                   150,882
  Additional paid-in capital                                            16,232,281                16,232,281
  Retained earnings                                                     15,839,193                10,772,290
  Treasury stock at cost, 947,140 and 704,040 shares                    (1,786,667)                 (784,705)
                                                                 -----------------    ----------------------
 Total shareholders' equity                                             30,435,689                26,370,748
                                                                 -----------------    ----------------------
 Total liabilities and shareholders' equity                           $509,141,789              $497,739,106
                                                                 =================    ======================


          See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements Of Operations
                                  (Unaudited)


                                                               For The Six Months Ended
                                                                       June 30,
                                                            -----------------------------
                                                                2000             1999
                                                            -----------       -----------
Revenues:
 Clearing and execution                                     $ 4,909,977       $11,003,967
 Trading profits                                              9,792,012         8,955,639
 Commissions                                                 23,787,094        16,197,944
 Interest                                                    20,826,480        13,330,441
 Other                                                          797,142           377,454
                                                            -----------       -----------
 Total revenues                                              60,112,705        49,865,445
                                                            -----------       -----------
Expenses:
 Employee compensation                                        7,401,167         4,682,597
 Commission expense                                           9,666,722         6,222,159
 Clearing and floor brokerage                                 1,682,844         1,843,361
 Communications                                               4,091,019         3,382,627
 Occupancy and equipment                                      3,040,972         2,326,657
 Interest                                                    12,269,505         7,199,846
 Data processing charges                                      4,920,740         4,802,295
 Professional services                                        2,297,655         2,057,036
 Promotional                                                  3,703,286         1,751,256
 Bad debts                                                      916,114         1,045,858
 Other operating expenses                                     1,225,779         1,188,558
                                                            -----------       -----------
 Total expenses                                              51,215,803        36,502,250
                                                            -----------       -----------
Income before income taxes and extraordinary item             8,896,902        13,363,195
 Income tax provision                                         3,830,000         5,750,000
                                                            -----------       -----------
Income before extraordinary item                              5,066,902         7,613,195
 Extraordinary item:  Forgiveness of debt, net of taxes              --           436,875
                                                            -----------       -----------
Net Income                                                  $ 5,066,902       $ 8,050,070
                                                            ===========       ===========


          See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
               Consolidated Statements Of Operations - continued
                                  (Unaudited)

                                                                        For The Six Months Ended
                                                                                June 30,
                                                                  -------------------------------------
                                                                     2000                      1999
                                                                  -----------               -----------
Basic Net Income Per Share:
Income before income taxes and extraordinary item                      $ 0.35                    $ 0.54
  Extraordinary item:  Forgiveness of debt, net of taxes                   --                      0.03
                                                                       ------                    ------
Basic Net Income Per Share                                             $ 0.35                    $ 0.57
                                                                       ======                    ======

Diluted Net Income Per Share:
Income before income taxes and extraordinary item                      $ 0.22                    $ 0.31
  Extraordinary item:  Forgiveness of debt, net of taxes                   --                      0.02
                                                                       ------                    ------
Basic Net Income Per Share                                             $ 0.22                    $ 0.33
                                                                       ======                    ======

Weighted average number of shares
    Basic                                                          14,334,765                14,209,705
    Diluted                                                        23,596,854                24,667,476



          See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements Of Operations
                                  (Unaudited)


                                                                        For The Three Months Ended
                                                                                 June 30,
                                                                  ------------------------------------
                                                                     2000                     1999
                                                                  -----------              -----------
Revenues:
 Clearing and execution                                             1,632,890              $ 5,878,275
 Trading profits                                                    4,357,187                4,933,948
 Commissions                                                        8,699,931                8,457,912
 Interest                                                          10,503,025                7,424,994
 Other                                                                426,000                  176,717
                                                                  -----------              -----------
 Total revenues                                                    25,619,033               26,871,846
                                                                  -----------              -----------
Expenses:
 Employee compensation                                              3,717,675                2,401,250
 Commission expense                                                 3,618,027                3,369,577
 Clearing and floor brokerage                                         792,543                  891,525
 Communications                                                     2,095,690                1,711,319
 Occupancy and equipment                                            1,505,994                1,221,306
 Interest                                                           6,770,331                3,938,784
 Data processing charges                                            2,241,700                2,390,862
 Professional services                                              1,265,712                  877,363
 Promotional                                                        1,719,741                  947,914
 Bad debts                                                            383,184                  640,422
 Other operating expenses                                             597,030                  603,762
                                                                  -----------              -----------
 Total expenses                                                    24,707,627               18,994,084
                                                                  -----------              -----------
 Income before income taxes                                           911,406                7,877,762
  Income tax provision                                                400,000                3,530,792
                                                                  -----------              -----------
 Net Income                                                           511,406              $ 4,346,970
                                                                  ===========              ===========
 Basic net income per share                                             $0.04                    $0.31
 Diluted net income per share                                           $0.02                    $0.18
 Weighted average number of shares
     Basic                                                         14,285,343               14,264,463
     Diluted                                                       23,398,693               24,624,056

          See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements Of Cash Flows
                                  (Unaudited)

                                                                                      For The Six Months Ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                      2000                 1999
                                                                                  ------------         -------------
Increase (decrease) in cash and cash equivalents:
Cash flows provided by operating activities:
 Net income                                                                       $  5,066,903         $   8,050,070
 Adjustments to reconcile net income to cash used in
 operating activities:
  Depreciation and amortization                                                        858,966               638,898
  Deferred rent                                                                        (74,484)              (60,733)
  Provision for bad debts                                                              916,114             1,045,858
  Forgiveness of debt                                                                       --              (728,125)
 Changes in assets and liabilities:
  Cash segregated under federal and other regulations                               20,281,987            93,330,797
  Receivable from broker-dealers and clearing organizations                          2,772,685              (933,156)
  Receivable from customers                                                        (41,205,469)         (129,114,578)
  Other receivables                                                                    127,525               (73,742)
  Securities owned                                                                    (209,944)            2,551,743
  Clearing deposits                                                                  1,156,615              (689,943)
  Deferred income taxes receivable                                                    (190,000)             (179,107)
  Other assets                                                                         168,905               214,548
  Payable to broker-dealers and clearing organizations                              40,317,265            68,924,666
  Payable to customers                                                             (80,043,346)          (33,838,342)
  Securities sold, not yet purchased                                                   (23,858)             (798,864)
  Accounts payable and accrued liabilities                                          (2,045,791)           (1,414,950)
  Income taxes payable/receivable                                                     (170,427)              378,643
                                                                                  ------------         -------------
Net cash provided by (used in) operating activities                                (52,296,354)            7,303,683
                                                                                  ------------         -------------
Cash flows from investing activities:
 Capital expenditures                                                                 (979,913)             (197,765)
                                                                                  ------------         -------------
Net cash used in investing activities                                                 (979,913)             (197,765)
                                                                                  ------------         -------------
Cash flows from financing activities:
 Repayments of notes payable                                                            (5,749)              (56,931)
 Advances on short term borrowing                                                   49,213,705
 Issuance of common stock                                                                   --               246,300
 Purchase of treasury stock                                                         (1,001,962)             (586,925)
 Payment of subordinated loans                                                              --              (250,000)
                                                                                  ------------         -------------
Net cash provided by (used in) financing activities                                 48,205,994              (647,556)
                                                                                  ------------         -------------
Net increase (decrease) in cash and cash equivalents                                (5,070,273)            6,458,362
Cash and cash equivalents at beginning of the period                                 6,023,095             2,496,572
                                                                                  ------------         -------------
Cash and cash equivalents at end of the period                                    $    952,822         $   8,954,934
                                                                                  ============         =============

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

     Two of the Company's subsidiaries, JB Oxford & Company ("JBOC") and Stocks4Less, Inc. ("S4L"), are consolidated in the quarterly financial information as of June 30, 2000 and June 25, 1999 because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company.

Note 2.    Deferred Income Taxes

     Deferred income taxes are recorded at the amount Management believes to be realizable. No valuation allowance has been recorded, as Management believes the deferred income taxes will be realized through future profits of the Company.


Note 3.    Earnings per Share

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                For The Six Months Ended        For The Three Months Ended
                                                        June 30,                        June 30,

                                                   2000            1999           2000              1999
                                               -----------     -----------     -----------       -----------
Basic earnings per share
 Net income                                    $ 5,066,902     $ 8,050,070     $   511,406       $ 4,346,970
                                               -----------     -----------     -----------       -----------
 Income available to common
  stockholders (numerator)                     $ 5,066,902     $ 8,050,070     $   511,406       $ 4,346,970
                                               ===========     ===========     ===========       ===========

 Weighted average common shares
  outstanding (denominator)                     14,334,765      14,209,705      14,285,343        14,264,463
                                               ===========     ===========     ===========       ===========
 Basic earnings per share                      $      0.35     $      0.57     $      0.04       $      0.31
                                               ===========     ===========     ===========       ===========

Diluted earnings per share
 Net income                                    $ 5,066,902     $ 8,050,070     $   511,406       $ 4,346,970
 Interest on convertible debentures, net
  of income tax                                    145,904         147,587          72,952            72,952
                                               -----------     -----------     -----------       -----------
 Income available to common stockholders
  plus assumed conversions (numerator)         $ 5,212,806     $ 8,197,657     $   584,358       $ 4,419,922
                                               ===========     ===========     ===========       ===========
 Weighted average common shares
  outstanding                                   14,334,765      14,209,705      14,285,343        14,264,463
 Weighted average options outstanding            2,018,923       2,181,291       2,019,346         2,146,085
 Weighted average convertible debentures         7,740,994       8,602,058       7,740,994         8,455,280
 Stock acquired with proceeds                     (497,828)       (325,578)       (646,991)         (241,772)
                                               -----------     -----------     -----------       -----------
 Weighted average common shares and
  assumed conversions outstanding
  (denominator)                                 23,596,854      24,667,476      23,398,693        24,624,056
                                               ===========     ===========     ===========       ===========
 Diluted earnings per share                          $0.22           $0.33           $0.02             $0.18
                                               ===========     ===========     ===========       ===========

     Options to purchase 553,500 shares of common stock at June 30, 2000 were not included in the computation of diluted earning per share because the options' exercise price was greater than the average market price of the common stock during the respective periods. The options carry exercise prices ranging from $0.63 to $9.00 at June 30, 2000 and 1999. The options outstanding at June 30, 1999 expire at various dates through June 23, 2010 and were still outstanding as of June 30, 2000. Subsequent to June 30, 2000 options to purchase 50,000 additional shares were exercised for $97,000.

Note 4.       Regulatory Requirements

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

       At June 30, 2000, JBOC had net capital of $32,500,118, which was $22,959,871 in excess of the minimum amount required. At December 31, 1999, JBOC had net capital of $27,491,404, which was $18,699,718 in excess of the minimum amount required.

       Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount of $2,468,784 and $27,142,338 at June 30, 2000 and December 31, 1999, respectively.
Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered.

Note 5.       Contingent Liabilities

       The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which is described below:

  On February 14, 2000, the Company reached a settlement with the Los Angeles office of the United States Attorney's Office (the "USAO") in the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it has agreed to pay a total of $2.0 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company. The Company paid $500,000 of the settlement amount in the first quarter of 2000 and the remainder will be paid in equal annual installments over three years. While the settlement brings a resolution to the USAO's investigation, the related investigation by the SEC remains ongoing. Management continues to cooperate with the SEC and is hopeful that this investigation will be settled, but can make no assurance as to if or when it might be resolved. If on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1.0 million or more to the SEC, the USAO has agreed that the Company's obligation to the USAO would be reduced by $500,000.

Note 6.    Supplemental Disclosures of Cash Flow Information

                                                                 For the Six Months Ended June 30,
                                                         -----------------------------------------------
                                                                 2000                       1999
                                                              (Unaudited)                (Unaudited)
                                                         --------------------       --------------------
 Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
     Interest                                                     $12,128,269                 $7,230,326
     Income taxes                                                   4,129,428                  5,834,400

Supplemental disclosure of non-cash investing and financing activities:
-----------------------------------------------------------------------

     Hareton, the holder of $502,615 in face value of convertible debentures, converted this debt to common stock during the first quarter of 1999. In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which is included in net income during the period. Additionally, the

Company reclassified a subordinated borrowing to loans from shareholders in the amount of $1.0 million.

Note 7.    Comprehensive Income

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

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

Business Overview
-----------------

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

Discount and Electronic Brokerage Services
------------------------------------------

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

Clearing and Execution Services
-------------------------------

     JBOC is self-clearing and provides clearing and execution services to independent broker-dealers. The clearing business offers a high return on capital, and management believes that by careful selection and monitoring of the Company's correspondents, this business segment will remain profitable.

Market Making Activities
------------------------

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

Results of Operations
---------------------

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

Revenues
--------

     The Company's total revenues were $60,112,705 in the first half of 2000, an increase of 21% from $49,865,445 in the first half of 1999. The primary reason for the increase was a rise in commission and interest revenues. Commission revenue increased 47% to $23,787,094 in the current period from $16,197,944 in the first half of 1999. Interest revenue increased 56% to $20,826,480 in the first half of 2000 from $13,330,441 in the first half of 1999. Additionally, trading profits increased 9% to $9,792,012 in the first half of 2000 from $8,955,639 in the first half of 1999.

     Commission revenue was the largest single source of revenue to the Company during the comparable periods, consisting of 40% for the first half of 2000 and 32% for the first half of 1999. For 2000, the Company anticipates increased commission revenue as the Company experiences growth in its discount and on-line brokerage divisions and as these revenues track the overall growth in trading volume experienced during recent years.

     The changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. The rise in margin balances has been the most significant factor for the increase. Net interest income increased 40% from $6,130,595 in the first half 1999 to $8,556,975 in the first half 2000.

     The increase in trading profits resulted from an increase in volume from the Company's discount and on-line brokerage operations. Management anticipates additional growth in trading profits for 2000.

     Clearing and execution revenues decreased $6,093,990 or 55% to $4,909,977 in the first half 2000 compared to $11,003,967 in the first half of 1999. The decrease represents the decrease in day trades cleared by the Company. This decrease is primarily the result of an office of a correspondent broker-dealer moving its business to another clearing firm, and the declining volumes that occurred in the securities industry in general.

Expenses
--------

     Expenses totaled $51,215,803 for the first half of 2000, an increase of 40% from $36,502,250 in the first half of 1999. The increase in expenses since 1999 is primarily a result of the growth in the Company's discount and on-line brokerage divisions. Many of the Company's expenses, including commission expense, interest expense, and data processing charges are directly related to commission revenues, interest revenues and trading revenues, which are all up from the first quarter of 1999. Interest expense increased 70% to $12,269,505 in the first half of 2000 from $7,199,846 in the first half of 1999. This increase is the result of the increase in interest revenues described above. Additionally, the Company has had to use more costly financing as a result of the Company's reduction of customer credit balances.

     Operating expenses increased as a percent of total revenues from 73% in the first half of 1999 to 85% in the first half of 2000. Commission expense increased by 55% in the first half of 2000 to $9,666,722 from $6,222,159 in the first half of 1999. Salaries and employment costs increased 58% to $7,401,167 in the first half of 2000 from $4,682,597 in the first half of 1999. A substantial portion of the salaries increase, in the amount of $1,479,370, relates to temporary employees the Company has hired to prepare for a conversion to a different back office system vendor in the fall of 2000. These costs are temporary and will be eliminated after the conversion. Management believes the computer conversion will save the Company approximately two to three million dollars a year in data processing costs at current volume levels.

     Promotional expenses increased $1,952,030 or 111% to $3,703,286 in the first half of 2000 from $1,751,256 in the first half of 1999. These costs have increased as management has increased name recognition through various print and television ads.

     Management continues to examine ways to contain costs and improve efficiencies. Total expenses for the first half of 2000 were 85% of revenues. Total expenses were 83%, 98%, and 96% of total revenues during the years ended 1999, 1998, and 1997, respectively.

Extraordinary Item
------------------

     In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which is included in net income ($436,875 net of income taxes) and has been reflected as an extraordinary item during 1999.

Quarter Ended June 30, 2000 compared to Quarter Ended June 30, 1999
-------------------------------------------------------------------

     The Company recorded a net profit of $511,406 for the quarter ended June 30, 2000. This compares to a net profit of $4,346,970 for the quarter ended June 30, 1999.

     Total revenues for the second quarter of 2000 were $25,619,033, a decrease of $1,252,813 or 5% from the comparable quarter of 1999 and a decrease of $8,874,639 or 26% from the first quarter of 2000. Commission revenue increased $242,019 or 3% during the second quarter of 2000 compared to the second quarter of 1999. Commission revenues declined $6,387,232 or 42% from the first quarter of 2000 as trade volumes declined in the second quarter. This decline was typical for the industry during the second quarter of 2000. These declining volumes also affected trading profits and clearing revenues for the same periods.

     Clearing revenues decreased $4,245,385 or 72% during the second quarter of 2000 compared to the second quarter of 1999, and $1,644,197 or 50% compared to the first quarter of 2000. The decrease from the prior year is related to the decrease in day trades cleared by the Company, primarily as the result of an office of a correspondent broker-dealer moving its business to another clearing firm. The decrease in the second quarter of 2000 from the first quarter of 2000 is related to the decline in market volumes, discussed above.

     Interest revenue increased $3,078,031 or 41% to $10,503,025 from $7,424,994 for the second quarter of 1999. Additionally, interest revenue increased $179,570 or 2% over the first quarter of 2000. Net interest income increased $246,484 or 7% to $3,732,694 in the second quarter of 2000 from $3,486,210 in the second quarter of 1999. Net interest income declined $1,091,587 or 23% from the first quarter of 2000.

     Total expenses for the second quarter of 2000 were $24,707,627, an increase of $5,713,543 or 30% from the comparable quarter of 1999, and a decrease of $1,800,549 or 7% from the first quarter of 2000. Interest expense increased $2,831,547 or 72% during the second quarter of 2000 compared to the second quarter of 1999 and $1,271,157 or 23% compared to the first quarter of 2000. Interest costs increased in relation to increasing interest revenues. Additionally, the cost to finance customer debits increased as the Company utilized higher interest short term borrowings to replace the loss of customer credits during the second quarter of 2000.

     Salary costs increased $1,316,425 or 55% to $3,717,675 in the second quarter of 2000 from $2,401,250 during the second quarter of 1999. Temporary employee costs of $893,521 created much of this increase as discussed above. There was no significant change in salary cost from the first to second quarter of 2000. Promotional costs increased $771,827 or 81% in the second quarter of 2000 compared to the second quarter of 1999, while these cost decreased $263,804 or 13% from the first quarter of 2000.

Liquidity and Capital Resources
--------------------------------

     The Company finances its growth through the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $140,000,000. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates.

     The majority of the Company's corporate assets at June 30, 2000, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. See Note 4, "Regulatory Requirements" to the financial statements above for regulatory requirements of the Company.

     The Company currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, the Company may need to raise additional funds. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company's existing shareholders may experience dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company's common stock. If additional funds are needed, there can be no assurance that additional financing will be available or that it will be available on terms satisfactory to the Company.

Liquidity at June 30, 2000
--------------------------

     The Company's cash position decreased during the first half of 2000 by $5,070,273 to $952,822. This compares with a net increase in cash and cash equivalents of $6,458,362 in the first half of 1999. The fluctuation in the Company's cash position can be impacted by the settlement cycles of the business which relate directly to the cash provided from or used in operations.

Cash Flows From Operating Activities
------------------------------------

     Net cash used in operating activities was $52,296,354 for the first half of 2000, compared to cash of $7,303,683 provided from operations during the first half of 1999. The Company's net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

     During the first half of 2000, the most significant use of cash was the reduction of payables to customers of $80,043,346; additionally, an increase in receivables from customers used cash of $41,205,469. This use of cash was funded by the decrease in cash segregated under federal and other regulations of $20,281,987 for the same period. The additional use of cash was financed through an increase in stock loan, which is represented in the increase in payables to broker-dealers and clearing organizations of $40,317,265. For additional sources of cash see cash flow from financing activities below.

Cash Flows Used In Investing Activities
---------------------------------------

     The net cash used in investing activities during the first half of 2000 was $979,913 compared with $197,765 during the same period of 1999. These cash uses are a direct result of capital expenditures made by the Company during these periods. The Company's requirement for capital resources is not material to the business as a whole. The Company presently has no plans to open additional offices and no significant commitments for capital expenditures.

Cash Flows From Financing Activities
------------------------------------

     Financing activities provided cash of $48,205,994 in the first half of 2000, compared to $647,556 cash used in financing activities in the first half of 1999. The most significant source of cash for this activity were advances on short-term borrowings in the net amount of $49,213,705.

During the first half of 2000 the Company used $1,001,962 to acquire treasury stock compared to $586,925 in 1999.

Recent Accounting Pronouncements
--------------------------------

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferred of the Effective Date of FASB Statement No. 133." The Company is required to and will implement the provision of this new standard on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Statement of Financial Condition as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements but does not believe it will have a material effect on the Company's financial position or results of operations.

Risk Factors
------------

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

     These risks and uncertainties are not the only ones facing the Company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair the Company's operations. This document also contains forward-looking statements that involve risks and uncertainties, and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures
-----------------------

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

Interest Rate Sensitivity and Financial Instruments
---------------------------------------------------

     For its working capital and reserves that are required to be segregated under federal or other regulations, the Company invests primarily in U.S. Treasury securities under agreements to resell. These agreements have maturity dates ranging from one to seven days, and do not present a material interest rate risk.


Equity Price Risk
-----------------

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

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     The Company and its subsidiaries are a party to a number of pending legal or administrative proceedings, including suits involving various customers that allege damages arising as a result of brokerage transactions by the Company. All of the legal and administrative proceedings have arisen in the ordinary conduct of its business. Those that may have a significant impact on the Company have been disclosed in previous filings. See also Note 5, "Contingent Liabilities," to the financial statements for a discussion regarding the ongoing federal investigation.

Item 2.    Changes in Securities and Use of Proceeds

     There has been no material modification of ownership rights of securities holders. Certain subsidiary companies, as part of their normal broker-dealer activities, have minimum capital requirements imposed by regulatory agencies. See Note 4, "Regulatory Requirements," to the financial statements. These requirements may restrict the payment of dividends.

Item 4.    Submission of Matters to Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 23, 2000. The following matters were submitted to a vote of stockholders at that meeting:

1. The election of a new Board of Directors to serve until the next Annual Stockholders' meeting, to be held in 2001. The following individuals were so elected: Christopher L. Jarratt, receiving 13,936,439 votes for election, no votes against and 142,929 abstentions; James G. Lewis, receiving 13,936,439 votes for election, no votes against and 142,929 abstentions; Mark D. Grossi, receiving 13,936,439 votes for election, no votes against and 142,929 abstentions; David G. Mahood, receiving 13,936,439 votes for election, no votes against and 142,929 abstentions.

2. The Stockholders ratified the appointment of Arthur Andersen LLP as the independent public accountants of the Company for fiscal year ending December 31, 2000. The proposal was approved with 13,982,597 votes in favor of the appointment, 85,671 votes against and 11,100 abstentions.

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


August 11, 2000