Form 10-Q
period 2000-09-30
JB OXFORD HOLDINGS INC
filed 2000-11-13
CIK 816330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2000, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 14,130,086.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                   JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                               September 30, 2000     December 31, 1999
                                                                  (Unaudited)
                                                             -------------------    -------------------
Assets:
Cash and cash equivalents (including securities purchased
 under agreements to resell of $107,894 and $0, respectively)       $  8,586,400           $  6,023,095

Cash and securities purchased under agreements to resell,
 segregated under federal and other regulations                        5,985,896             27,173,659

Receivable from broker-dealers and clearing organizations              9,248,812              7,717,643

Receivable from customers (net of allowance for doubtful
 accounts of $3,051,181 and $1,601,178, respectively)                473,411,943            438,208,683

Other receivables                                                      1,714,308              1,614,254

Marketable securities owned - at market value                            300,382                223,034

Furniture, equipment, and leasehold improvements (at cost -
 net of accumulated depreciation and amortization of
 $7,591,208 and $6,296,033, respectively)                              3,410,708              3,024,193

Income taxes receivable                                                1,073,308              1,012,881

Deferred income taxes                                                  1,759,425              1,479,425

Clearing deposits                                                      6,913,212              9,598,797

Other assets                                                           1,807,487              1,663,442
                                                                 ---------------        ---------------
Total assets                                                        $514,211,881           $497,739,106
                                                                 ===============        ===============



                       See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
           Consolidated Statements of Financial Condition - continued


                                                                    September 30,         December 31, 1999
                                                                         2000
                                                                     (Unaudited)
                                                                 -----------------    ----------------------
Liabilities and shareholders' equity:

Liabilities:
  Short-term borrowings                                               $ 25,062,359              $         --

  Payable to broker-dealers and clearing organizations                 207,294,623               137,300,388

  Payable to customers                                                 228,846,589               313,354,154

  Securities sold, not yet purchased - at market value                      76,472                    96,904

  Accounts payable and accrued liabilities                               9,562,231                12,303,092

  Loans from shareholders                                                5,418,696                 5,418,696

  Notes payable                                                          7,889,375                 2,895,124
                                                                    --------------            --------------
 Total liabilities                                                     484,150,345               471,368,358
                                                                    --------------            --------------
 Commitments and contingent liabilities

 Shareholders' equity:

  Common stock  ($.01 par value, 100,000,000 shares authorized;
   15,138,226 and 15,088,226 shares issued, respectively)                  151,382                   150,882

  Additional paid-in capital                                            16,330,046                16,232,281

  Retained earnings                                                     15,870,963                10,772,290

  Treasury stock at cost, 1,063,140 and 704,040 shares,
   respectively                                                         (2,290,855)                 (784,705)
                                                                    --------------            --------------
 Total shareholders' equity                                             30,061,536                26,370,748
                                                                    --------------            --------------
 Total liabilities and shareholders' equity                           $514,211,881              $497,739,106
                                                                    ==============            ==============



                       See accompanying notes to Consolidated Financial Statements.


                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements Of Operations
                                  (Unaudited)


                                                                    For The Nine Months Ended
                                                                          September 30,
                                                            ----------------------------------------
                                                                   2000                  1999
                                                            ------------------   -------------------
Revenues:
 Clearing and execution                                            $ 6,217,380           $17,842,532
 Trading profits                                                    12,318,518            10,830,672
 Commissions                                                        30,894,214            22,866,490
 Interest                                                           30,953,479            20,604,848
 Other                                                                 870,196               635,538
                                                            ------------------   -------------------
 Total revenues                                                     81,253,787            72,780,080
                                                            ------------------   -------------------
Expenses:
 Employee compensation                                              10,976,211             7,176,282
 Commission expense                                                 11,890,520             8,318,945
 Clearing and floor brokerage                                        2,197,484             2,676,366
 Communications                                                      5,734,583             4,896,141
 Occupancy and equipment                                             4,509,319             3,551,895
 Interest                                                           18,248,756            10,592,047
 Data processing charges                                             6,883,686             7,259,591
 Professional services                                               3,262,870             3,197,743
 Promotional                                                         5,634,166             3,630,788
 Bad debts                                                           1,187,662             1,380,088
 Other operating expenses                                            1,779,858             1,697,284
                                                            ------------------   -------------------
 Total expenses                                                     72,305,115            54,377,170
                                                            ------------------   -------------------
 Income before income taxes and extraordinary item                   8,948,672            18,402,910

  Income tax provision                                               3,850,000             7,969,100
                                                            ------------------   -------------------
 Income before extraordinary item                                    5,098,672            10,433,810

  Extraordinary item:  Forgiveness of debt, net of taxes                    --               436,875
                                                            ------------------   -------------------
 Net Income                                                        $ 5,098,672           $10,870,685
                                                            ==================   ===================


                    See accompanying notes to Consolidated Financial Statements.


                   JB Oxford Holdings, Inc. and Subsidiaries
               Consolidated Statements Of Operations - continued
                                  (Unaudited)

                                                                    For The Nine Months Ended
                                                                          September 30,
                                                         ----------------------------------------------
                                                                  2000                      1999
                                                         --------------------    ----------------------
 Basic Net Income Per Share:
 Income before income taxes and extraordinary item                $      0.36               $      0.73
   Extraordinary item:  Forgiveness of debt, net of taxes                  --                      0.03
                                                                  -----------               -----------
 Basic Net Income Per Share                                       $      0.36               $      0.76
                                                                  ===========               ===========

 Diluted Net Income Per Share:
 Income before income taxes and extraordinary item                $      0.23               $      0.43
   Extraordinary item:  Forgiveness of debt, net of taxes                  --                      0.02
                                                                  -----------               -----------
 Basic Net Income Per Share                                       $      0.23               $      0.45
                                                                  ===========               ===========

 Weighted average number of shares
     Basic                                                         14,249,245                14,265,949
     Diluted                                                       23,461,420                24,628,482


                     See accompanying notes to Consolidated Financial Statements.


                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements Of Operations
                                  (Unaudited)


                                                                   For The Three Months Ended
                                                                          September 30,
                                                         ---------------------------------------------
                                                                 2000                     1999
                                                         --------------------    ---------------------
Revenues:
 Clearing and execution                                           $ 1,307,403              $ 6,838,565
 Trading profits                                                    2,526,506                1,875,033
 Commissions                                                        7,107,120                6,668,546
 Interest                                                          10,126,999                7,274,407
 Other                                                                 73,054                  258,084
                                                         --------------------    ---------------------
 Total revenues                                                    21,141,082               22,914,635
                                                         --------------------    ---------------------
Expenses:
 Employee compensation                                              3,575,044                2,493,685
 Commission expense                                                 2,223,798                2,096,786
 Clearing and floor brokerage                                         514,640                  833,005
 Communications                                                     1,643,564                1,513,514
 Occupancy and equipment                                            1,468,347                1,225,238
 Interest                                                           5,979,251                3,392,201
 Data processing charges                                            1,962,946                2,457,296
 Professional services                                                965,215                1,140,707
 Promotional                                                        1,930,880                1,879,532
 Bad debts                                                            271,548                  334,230
 Other operating expenses                                             554,079                  508,726
                                                         --------------------    ---------------------
 Total expenses                                                    21,089,312               17,874,920
                                                         --------------------    ---------------------
 Income before income taxes                                            51,770                5,039,715
  Income tax provision                                                 20,000                2,219,100
                                                         --------------------    ---------------------
 Net Income                                                       $    31,770              $ 2,820,615
                                                         ====================    =====================
 Basic net income per share                                             $0.00                    $0.20
 Diluted net income per share                                           $0.00                    $0.12
 Weighted average number of shares
     Basic                                                         14,080,064               14,376,604
     Diluted                                                       23,164,086               24,554,370


                    See accompanying notes to Consolidated Financial Statements.


                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements Of Cash Flows
                                  (Unaudited)

                                                                        For The Nine Months Ended
                                                                              September 30,
                                                              ------------------------------------------
                                                                       2000                  1999
                                                              --------------------    ------------------
Cash flows from operating activities:
 Net income                                                           $  5,098,672         $  10,870,685
 Adjustments to reconcile net income to cash used in
  operating activities:
  Depreciation and amortization                                          1,307,250               985,358
  Deferred rent                                                           (120,386)              (91,099)
  Provision for bad debts                                                1,187,662             1,380,088
  Forgiveness of debt                                                           --              (728,125)
 Changes in assets and liabilities:
  Cash segregated under federal and other regulations                   21,187,763            83,538,870
  Receivable from broker-dealers and clearing organizations             (1,531,169)              578,300
  Receivable from customers                                            (36,390,922)         (113,240,641)
  Other receivables                                                       (100,054)               25,699
  Securities owned                                                         (77,348)            2,693,870
  Clearing deposits                                                      2,685,585            (1,486,025)
  Deferred income taxes receivable                                        (280,000)             (254,107)
  Other assets                                                            (144,045)             (293,469)
  Payable to broker-dealers and clearing organizations                  69,994,235            48,125,987
  Payable to customers                                                 (84,507,565)          (36,663,683)
  Securities sold, not yet purchased                                       (20,432)             (690,372)
  Accounts payable and accrued liabilities                              (2,620,474)             (854,759)
  Income taxes payable/receivable                                          (60,427)             (694,257)
                                                              --------------------    ------------------
Net cash used in operating activities                                  (24,391,655)           (6,797,680)
                                                              --------------------    ------------------
Cash flows from investing activities:
 Capital expenditures                                                   (1,693,765)             (930,062)
                                                              --------------------    ------------------
Net cash used in investing activities                                   (1,693,765)             (930,062)
                                                              --------------------    ------------------
Cash flows from financing activities:
 Repayments of notes payable                                                (5,749)              (91,089)
 Advances on notes payable                                               5,000,000                    --
 Advances on short term borrowing                                       25,062,359             7,100,000
 Issuance of common stock                                                   98,265               393,820
 Purchase of treasury stock                                             (1,506,150)             (586,925)
 Payment of subordinated loans                                                  --              (250,000)
                                                              --------------------    ------------------
Net cash provided by financing activities                               28,648,725             6,565,806
                                                              --------------------    ------------------
Net increase (decrease) in cash and cash equivalents                     2,563,305            (1,161,936)
Cash and cash equivalents at beginning of the period                     6,023,095             2,496,572
                                                              --------------------    ------------------
Cash and cash equivalents at end of the period                        $  8,586,400         $   1,334,636
                                                              ====================    ==================


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

  Two of the Company's subsidiaries, JB Oxford & Company ("JBOC") and Stocks4Less, Inc. ("S4L"), are consolidated in the quarterly financial information as of September 29, 2000 and September 24, 1999 because the last settlement Friday of each month is consistently treated as month end. Accordingly, this is reflected in the consolidated financial statements of the Company.

Note 2.    Deferred Income Taxes

  Deferred income taxes are recorded at the amount Management believes to be realizable. No valuation allowance has been recorded, as Management believes the deferred income taxes will be realized through future profits of the Company.

Note 3.    Earnings per Share

  The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                For The Nine Months Ended            For The Three Months Ended
                                                      September 30,                        September 30,
                                                 2000               1999              2000              1999
                                         ------------------------------------------------------------------------
Basic earnings per share
 Income before extraordinary item              $ 5,098,672        $10,433,810       $    31,770       $ 2,820,615
   Extraordinary item:  Forgiveness of
    debt, net of taxes                                  --            436,875                --                --
                                            --------------     --------------     -------------     -------------

 Income available to common stockholders
  (numerator)                                  $ 5,098,672        $10,870,685       $    31,770       $ 2,820,615
                                            ==============     ==============     =============     =============

 Weighted average common shares
  outstanding (denominator)                     14,249,245         14,265,949        14,080,064        14,376,604
                                            ==============     ==============     =============     =============
 Basic earnings per share                            $0.36              $0.76             $0.00             $0.20
                                            ==============     ==============     =============     =============


Diluted earnings per share
 Income before extraordinary item              $ 5,098,672        $10,433,810       $    31,770       $ 2,820,615
   Extraordinary item:  Forgiveness of
    debt, net of taxes                                  --            436,875                --                --
   Interest on convertible debentures,
    net of income tax                              218,857            221,341            72,952            73,754
                                            --------------     --------------     -------------     -------------
 Income available to common stockholders
  plus assumed conversions (numerator)         $ 5,317,529        $11,092,026       $   104,722       $ 2,894,369
                                            ==============     ==============     =============     =============
 Weighted average common shares
  outstanding                                   14,249,245         14,265,949        14,080,064        14,376,604
 Weighted average options outstanding            2,013,131          2,136,095         2,000,913         2,046,957
 Weighted average convertible debentures         7,740,994          8,552,594         7,740,994         8,455,280
 Stock acquired with proceeds                     (541,951)          (326,156)         (657,885)         (324,471)
                                            --------------     --------------     -------------     -------------

 Weighted average common shares and
  assumed conversions outstanding
  (denominator)                                 23,596,854         24,628,482        23,164,086        24,554,370
                                            ==============     ==============     =============     =============
 Diluted earnings per share                          $0.23              $0.45             $0.00             $0.12
                                            ==============     ==============     =============     =============

     Options to purchase 553,500 shares of common stock at September 30, 2000 were not included in the computation of diluted earning per share because the options' exercise price was greater than the average market price of the common stock during the respective periods. The options carry exercise prices ranging from $0.63 to $9.00 at September 30, 2000 and 1999. The options outstanding at September 30, 1999 expire at various dates through June 23, 2010 and were still outstanding as of September 30, 2000. Subsequent to September 30, 2000 options to purchase 55,000 additional shares were exercised for $118,150.

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

       At September 30, 2000, JBOC had net capital of $31,351,923, which was $21,860,595 in excess of the minimum amount required. At December 31, 1999, JBOC had net capital of $27,491,404, which was $18,699,718 in excess of the minimum amount required.

       Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Included in the special reserve bank accounts are securities purchased under agreements to resell on an overnight basis in the amount of $2,505,586 and $20,786,005 at September 30, 2000 and December 31, 1999,
respectively. Securities purchased are U.S. Treasury instruments having a market value of 102% of cash tendered.

Note 5.       Contingent Liabilities

       The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which is described below:

  On February 14, 2000, the Company reached a settlement with the Los Angeles office of the United States Attorney's Office (the "USAO") in the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it agreed to pay a total of $2.0 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. If on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1.0 million or more to the SEC, the USAO has agreed that the
Company's obligation to the USAO would be reduced by  $500,000.    On October
12, 2000, the Pacific Regional Office of the SEC advised the Company that it is recommending that the SEC accept the Company's $1.5 million offer to settle the SEC's investigation. If the proposed settlement is accepted, JBOC will also agree to a censure, to refrain from any violations of securities laws, and to take certain actions to ensure continued compliance with federal securities laws. The Company paid $500,000 of the USAO settlement amount in the first quarter of 2000 and the remainder will be paid in equal annual installments over three years. If the SEC accepts the Regional Office's recommendation, payments to the USAO and SEC would total $3.0 million. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company.

Note 6.    Supplemental Disclosures of Cash Flow Information

                                                              For the Nine Months Ended September 30,
                                                         -----------------------------------------------
                                                                 2000                       1999
                                                              (Unaudited)                (Unaudited)
                                                         --------------------       --------------------
 Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
     Interest                                                     $18,046,203                $10,621,732
     Income taxes                                                   4,129,428                  7,201,400

Supplemental disclosure of non-cash investing and financing activities:
-----------------------------------------------------------------------

     Hareton Sales & Marketing, Inc., the holder of $502,615 in face value of convertible debentures, converted this debt to common stock during the first quarter of 1999. In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which is included in net income ($436,875 net of income taxes) during the period. Additionally, the Company reclassified a subordinated borrowing to loans from shareholders in the amount of $1.0 million.

Note 7.    Comprehensive Income

          Comprehensive income (as defined by Statement of Financial Accounting Standards No. 130) is the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, owners. Net income is the only component of comprehensive income recorded by the Company for the periods presented. Therefore, all elements of comprehensive income are presented in the statement of operations.

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

     Management believes that the Company can continue to grow its discount and electronic brokerage division through the end of this year and into 2001, due to its ability to provide high quality, flexible, and customer-sensitive responses and services. The Company continually upgrades computer systems and services within each of its divisions to utilize and take advantage of the technological developments.

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

Results of Operations
---------------------

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1999
----

Revenues
--------

     The Company's total revenues were $81,253,787 in the first nine months of 2000, an increase of 12% from $72,780,080 in the first nine months of 1999. The primary reason for the increase was a rise in commission and interest revenues partially offset by a decrease in clearing revenue. Commission revenue increased 35% to $30,894,214 in the current period from $22,866,490 in the first nine months of 1999. Interest revenue increased 50% to $30,953,479 in the first nine months of 2000 from $20,604,848 in the first nine months of 1999. Additionally, trading profits increased 14% to $12,318,518 in the first nine months of 2000 from $10,830,672 in the first nine months of 1999.

     The changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. The rise in margin balances has been the most significant factor for the increase. Net interest income increased 40% from $10,012,801 in the first nine months 1999 to $12,704,723 in the first nine months of 2000. Interest revenue became the largest source of revenue for the nine month period ended September 30, 2000, providing slightly more than 38% of total revenues of the Company thus far in the first nine months of 2000. Interest revenues represented 28% of the revenues during the first nine months of 1999.

     Commission revenue increased 35% to $30,894,214 in the first nine months of 2000 from $22,866,490 in the comparable period of 1999. For 2000, the Company anticipates increased commission revenue over 1999 as the Company experiences growth in its discount and on-line brokerage divisions and as these revenues track the overall growth in trading volume experienced during recent years. However trading volumes have declined during the second and third quarters of 2000.

     The increase in trading profits resulted from an increase in volume from the Company's discount and on-line brokerage operations. Management anticipates additional growth in trading profits for 2000.

     Clearing and execution revenues decreased $11,625,152 or 65% to $6,217,380 in the first nine months 2000 compared to $17,842,532 in the first nine months of 1999. The decrease represents the decrease in day trades cleared by the Company. This decrease is primarily the result of an office of a correspondent broker-dealer moving its business to another clearing firm in 1999, and the declining volumes that occurred in the securities industry in general during the second and third quarters of 2000.

Expenses
--------

     Expenses totaled $72,305,115 for the first nine months of 2000, an increase of 33% from $54,377,170 in the first nine months of 1999. The increase in expenses since 1999 is primarily a result of the growth in the Company's discount and on-line brokerage divisions. Many of the Company's expenses, including commission expense, interest expense, and data processing charges are directly related to commission revenues, interest revenues and trading revenues, which are all up from the comparable periods of 1999. Interest expense increased 72% to $18,248,756 in the first nine months of 2000 from $10,592,047 in the same period of 1999. This increase is the result of the increase in interest revenues described above. Additionally, the Company has had to use more costly financing as a result of the Company's reduction of customer credit balances.

     Operating expenses increased as a percent of total revenues from 75% in the first nine months of 1999 to 89% in the same period of 2000. Commission expense increased by 43% in the first nine months of 2000 to $11,890,520 from $8,318,945 in the first nine months of 1999. Salaries and employment costs increased 53% to $10,976,211 in the first nine months of 2000 from $7,176,282 in the same period of 1999. A substantial portion of the salaries increase, in the amount of $2,339,871, relates to temporary employees the Company has hired to prepare for a conversion to a different back office system. This conversion is currently scheduled to occur at the end of February 2001. These costs are temporary and will be eliminated after the conversion. Management believes the computer conversion will save the Company approximately two to three million dollars a year in data processing costs at current volume levels.

     Promotional expenses increased $2,003,378 or 55% to $5,634,166 in the first nine months of 2000 from $3,630,788 in the same period of 1999. These costs have increased as management has increased name recognition through various print and television ads.

     Management continues to examine ways to contain costs and improve efficiencies. Total expenses for the first nine months of 2000 were 89% of revenues. Total expenses were 83%, 98%, and 96% of total revenues during the years ended 1999, 1998, and 1997, respectively.

Extraordinary Item
------------------

     In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which is included in net income ($436,875 net of income taxes) and has been reflected as an extraordinary item during 1999.

Quarter Ended September 30, 2000 compared to Quarter Ended September 30, 1999
-----------------------------------------------------------------------------

     The Company recorded a net profit of $31,770 for the quarter ended September 30, 2000. This compares to a net profit of $2,820,615 for the quarter ended September 30, 1999.

     Total revenues for the third quarter of 2000 were $21,141,082, a decrease of $1,773,553 or 8% from the comparable quarter of 1999 and a decrease of $4,477,951 or 17% from the second quarter of 2000. Commission revenue increased $438,574 or 7% during the third quarter of 2000 compared to the third quarter of 1999. Commission revenues declined $1,592,811 or 18% from the second quarter of 2000 as trade volumes declined in the third quarter. This decline was typical for the industry during the third quarter of 2000. These declining volumes also affected trading profits and clearing revenues for the third quarter.

     Clearing revenues decreased $5,531,162 or 81% in the third quarter of 2000 compared to the third quarter of 1999, and $325,487 or 20% compared to the second quarter of 2000. The decrease from the prior year is related to the decrease in day trades cleared by the Company, primarily as the result of an office of a correspondent broker-dealer moving its business to another clearing firm. The decrease in the third quarter of 2000 from the second quarter of 2000 is related to the decline in market volumes, discussed above.

     Interest revenue increased $2,852,592 or 39% to $10,126,999 from $7,274,407 for the third quarter of 1999. Interest revenue decreased $376,026 or 4% from the second quarter of 2000. Net interest income increased $265,542 or 7% to $4,147,748 in the third quarter of 2000 from $3,882,206 in the third quarter of 1999. Additionally, net interest income increased $415,054 or 11% from the second quarter of 2000.

     Total expenses for the third quarter of 2000 were $21,089,312, an increase of $3,214,392 or 18% from the comparable quarter of 1999, and a decrease of $3,618,315 or 15% from the second quarter of 2000. Interest expense increased $2,587,050 or 76% during the third quarter of 2000 compared to the third quarter of 1999 and decreased $791,080 or 12% compared to the second quarter of 2000. Interest costs fluctuate in relation to interest revenues. Additionally, the cost to finance customer debits increased as the Company utilized higher interest short term borrowings to replace the reduction of customer credits during the second and third quarters of 2000.

     Salary costs increased $1,081,359 or 43% to $3,575,044 in the third quarter of 2000 from $2,493,685 during the third quarter of 1999. Temporary employee costs of $860,501 created much of this increase as discussed above. There was a slight decrease in salary cost of $142,631 from the second to third quarter of 2000. Promotional costs increased $51,348 or 3% in the third quarter of 2000 compared to the third quarter of 1999. Promotional costs increased $211,139 or 12% from the second quarter of 2000.

Liquidity and Capital Resources
--------------------------------

     The Company finances its growth through the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $180,000,000. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates.

     The majority of the Company's corporate assets at September 30, 2000, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. See Note 4, "Regulatory Requirements" to the financial statements above for regulatory requirements of the Company.

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

Liquidity at September 30, 2000
-------------------------------

     The Company's cash position increased during the first nine months of 2000 by $2,563,305 to $8,586,400. This compares with a net decrease in cash and cash equivalents of $1,161,936 in the first nine months of 1999. The fluctuation in the Company's cash position can be impacted by the settlement cycles of the business which relate directly to the cash provided from or used in operations.

Cash Flows From Operating Activities
------------------------------------

     Net cash used in operating activities was $24,391,655 for the first nine months of 2000, compared to cash of $6,797,680 used in operations during the first nine months of 1999. The Company's net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

     During the first nine months of 2000, the most significant use of cash was the reduction of payables to customers of $84,507,565; additionally, an increase in receivables from customers used cash of $36,390,922. This use of cash was funded by the decrease in cash segregated under federal and other regulations of $21,187,763 for the same period. The additional use of cash was financed through an increase in stock loan, which is represented in the increase in payables to broker-dealers and clearing organizations of $69,994,235. For additional sources of cash, see cash flow from financing activities below.

Cash Flows Used In Investing Activities
---------------------------------------

     The net cash used in investing activities during the first nine months of 2000 was $1,693,765 compared with $930,062 during the same period of 1999.
These cash uses are a direct result of capital expenditures made by the Company during these periods. The Company's requirement for capital resources is not material to the business as a whole. The Company presently has no plans to open additional offices and no significant commitments for capital expenditures.

Cash Flows From Financing Activities
------------------------------------

     Financing activities provided cash of $28,648,725 in the first nine months of 2000, compared to $6,565,806 cash provided by financing activities in the first nine months of 1999. The most significant source of cash for this activity were advances on short-term borrowings in the net amount of $25,062,359. During the first nine months of 2000 the Company used $1,506,150 to acquire treasury stock compared to $586,925 in 1999.

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

Item 4.    Submission of Matters to Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended September 30, 2000.

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


November 10, 2000