Form 10-K
period 2000-12-31
JB OXFORD HOLDINGS INC
filed 2001-04-02
CIK 816330

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 3l, 2000

                                      OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number 0-16240

                            JB Oxford Holdings, Inc.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 UTAH                                       95-4099866
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)

   9665 Wilshire Blvd., Suite 300
   Beverly Hills, California                                90212
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          (310) 777-8888
--------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                                       Name of each exchange on
         Title of each class                                which registered
Common stock, $0.01 par value:                        Nasdaq SmallCap Market

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 16, 2001 was approximately $18,974,656 computed based on the average bid and asked prices of the stock as of March 16, 2001.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,055,086 shares outstanding at March 16, 2001.

     Portions of the registrant's definitive proxy statement for the 2001 annual meeting are incorporated by reference into Part III of this Form 10-K.

                                    PART I

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of JB Oxford Holdings, Inc. and subsidiaries to be materially different from any future results, performance, or achievements, expressed or implied by the forward-looking statements. See "Item 1. Business Overview - Forward-Looking Statements and Risk Factors."

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

For 2000, the Company's consolidated revenues were $100,861,961, which consisted primarily of commission and interest income from the Company's discount and electronic brokerage division.

Discount and Electronic Brokerage Services
------------------------------------------

In 1994, the Company began its strategy of providing retail investors a full line of brokerage services at discount prices. This strategy proved successful as few brokerage firms provided brokerage services at discount prices at that time. The Company was able to capitalize on this early position by providing customer service and attention comparable to that offered by larger full-service brokerage firms charging higher fees. Today, JBOC offers a full line of products and services to customers, which includes the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. JBOC customers are offered the choice of being assigned a personal account representative or calling directly to the Company's trading desk for order placement and account information. The marketing strategy implemented in recent years emphasizes this higher level of service compared to other discount brokerages.

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

In recent years, the general public has become more comfortable dealing with financial matters through electronic means. The Company is positioned to take advantage of this growing market. Many brokerage firms that compete directly with the Company have positioned themselves to take advantage of this opportunity. The growth of firms providing the electronic delivery of financial services, particularly those on the Internet, has been strong in recent years. In September 1999, JBOC unveiled its enhanced web site featuring n*power, an integrated financial services account offering free Internet access, online trading and electronic financial services including online bill payment and free ATM/check card for customers maintaining a minimum account balance. The Company also redesigned its web site at www.jboxford.com to include a brighter look, improved speed, easier navigation and an expanded selection of timely market information and research tools. The new website also offers live, one-on-one technical support utilizing hosted live chat technology. The Company will continue to enhance its online services to its customers.

The Company also caters to customers within niche markets by providing services that address the particular needs of these customer bases. Examples of these markets include the Company's efforts to develop divisions that cater specifically to Asian, Latin American and European customers. The Company serves the needs of the Asian American community through its two locations in the Los Angeles area, and the Latin American community through its office in Miami. The Company also provides discount brokerage services throughout Europe from its New York office and its Internet trading site. These niche-marketing efforts initially began as an outgrowth of the Company's commitment to meeting the needs of its domestic U.S. customers, such as providing account representatives who are fluent in a customer's preferred language. With the growth in the electronic delivery of financial services, it is becoming economically feasible to provide these services to both domestic and international customers using the Internet. The Company intends to continue this niche marketing strategy; however, these markets are not expected to constitute a material portion of the Company's business in 2001.

Clearing and Execution Services
-------------------------------

JBOC is self-clearing and as of March 20, 2001, JBOC provided clearing and execution services for 20 correspondents. The clearing business offers a high return on capital, and management believes by careful selection and monitoring of its correspondents, this business can remain profitable. The Company continues to look for opportunities to selectively add new correspondents, in an effort to replace clearing business that has been lost through attrition and decreasing market volumes.

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

There are inherent risks in operating as a clearing agent. See "Forward-Looking Statements and Risk Factors - Clearing Operations" below. Since JBOC makes loans to customers collateralized by customer securities, JBOC incurs the risk of a market decline that could reduce the value of the customer's underlying collateral securities below the customer's loan amount. For this reason, credit exposure must be monitored and actions must be taken on a timely basis to mitigate and minimize JBOC's exposure to these risks. JBOC mitigates its credit exposure by monitoring the adequacy of collateral from both individual customers and correspondents. Additionally, JBOC is subject to the margin rules established by the Board of Governors of the Federal Reserve System and the National Association of Securities Dealers, Inc. ("NASD").

Acting as a clearing agent in the securities business requires both working capital and capital for regulatory requirements. See "Net Capital Requirements" below, for a more extensive discussion of capital requirements.

Market Making Activities
------------------------

In order to facilitate the execution of security transactions for its own customers and the customers of its correspondents, JBOC acts as a market maker for approximately 630 public corporations whose stocks are traded on the NASDAQ National Market System, New York Stock Exchange ("NYSE") or other national exchanges.

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

Interest Income
---------------

The Company derives a portion of its income from interest generated on the margin accounts of its customers and, to a lesser extent, those of its correspondents. A margin account allows the customer to deposit less than the full cost of the security purchased while the Company lends the balance of the purchase price to the customer, secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions ranging from 0.25% below to 2.75% above the broker call rate, which is the rate at which brokers can generally obtain financing using margined and firm owned securities as collateral. As of December 31, 2000, the total of all debit balances held in active margin accounts was approximately $270,000,000. The Company finances its margin lending business primarily through customer free credit balances, stock loan and existing credit lines with commercial lenders.

Pursuant to written agreements with customers, broker-dealers are permitted by the Securities and Exchange Commission's ("SEC") regulations to lend customer securities held as collateral in margin accounts. Customer free credit balances were approximately $185,000,000 at December 31, 2000. These credit balances are available to finance customer margin balances subject to the requirements of SEC rules. The Company also utilizes stock loan arrangements with other broker dealers to finance customer debit balances.

In addition to the above financing, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit approximating $180,000,000.

Securities Industry Practices
-----------------------------

JBOC is registered with the SEC and the NASD and is a member of the following organizations: Chicago Stock Exchange, Pacific Stock Exchange, Cincinnati Stock Exchange, DTC, NSCC and Options Clearing Corporation ("OCC"). JBOC is registered as a securities broker-dealer in all 50 states and the District of Columbia. JBOC is also a member of the Securities Investors Protection Corporation ("SIPC"), which provides JBOC's customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. JBOC has also acquired an additional $10,000,000 in insurance coverage ($1,000,000 for cash balances) through National Union Fire Insurance Company of Pittsburgh, a subsidiary of American International Group ("AIG"), as added protection for individual customers' securities, covering all clients of JBOC's fully-disclosed correspondents and discount customers.

JBOC is subject to extensive regulation by federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern the industry and conduct periodic reviews of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker-dealers. See "Forward-Looking Statements and Risk Factors - Government Regulation" below.

Net Capital Requirements
------------------------

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

In computing net capital under the Rule, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a firm's position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with the Rule could require intensive use of capital and could limit JBOC's ability to pay dividends to the Company, which in turn could limit the Company's ability to pay dividends to its shareholders. Failure to comply with the Rule could require the Company to infuse additional capital into JBOC, could limit the ability of the Company to pay its debts and/or interest obligations, and may subject JBOC to certain restrictions which may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that the Company could not or elected not to infuse the additional capital or otherwise bring the JBOC into compliance, JBOC would ultimately be forced to cease operations. See "Forward-Looking Statements and Risk Factors - Net Capital Requirements" below.

At December 31, 2000, and 1999 JBOC elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 2000, JBOC had net capital of $28,860,901, which was $23,275,591 in excess of the minimum amount required. At December 31, 1999, JBOC had net capital of $27,491,404, which was $18,699,718 in excess of the minimum amount required.

Employees
---------

As of March 20, 2001, the Company and its subsidiaries had approximately 238 employees. The Company considers its employee relationships to be good.

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

Managing a Changing Business
----------------------------

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

Early Stage of Market Development
---------------------------------

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

The Securities Industry; Concentration of Services
--------------------------------------------------

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have fluctuated considerably and a downturn in these markets could adversely affect our operating results. In October 1987 and October 1998, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have resulted in reduced transaction revenues. In March 2000, the stock market entered into a protracted down-trend, resulting in reduced transaction volume, and consequently, revenues. When trading volume is low, our profitability may be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See "Forward-Looking Statements and Risk Factors -- Substantial Competition" below.

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

Clearing Operations
-------------------

Our clearing operations expose us to risks that exceed the simple risk of loss of business due to loss of retail customers or correspondents. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business. If the correspondent fails, possible losses include its obligations to customers and other third parties, and any losses in the correspondent's own trading accounts. We have established procedures to review correspondent's own customer and firm accounts and activities in an effort to prevent such losses if a correspondent fails. Any such losses could have a material adverse effect on our business, financial condition and operating results. See "Clearing and Execution Services" above.

Delays In Introduction of New Services and Products
---------------------------------------------------

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

Substantial Competition
-----------------------

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

Customer Concentration
----------------------

While no single correspondent broker-dealer or customer represents more than 10% of the Company's consolidated revenues, the Company has several significant customers whose loss, in the aggregate, could be material to the Company. The Company believes that the likelihood of losing a significant number of such customers is remote.

Acquisitions
------------

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

Strategic Relationships
-----------------------

We have established a number of strategic relationships with online and Internet service providers and software and information service providers. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, we may not develop any new such relationships in the future.

Government Regulation
---------------------

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

There can be no assurance that other federal, state or foreign agencies will not attempt to regulate our business. If such regulations are enacted, our business or operations would be rendered more costly or burdensome, less efficient or otherwise have a material adverse effect on our business, financial condition and operating results.

Net Capital Requirements
------------------------

The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. See "Business Overview - Net Capital Requirements" above.

Systems Failure
---------------

We receive and process trade orders through internal trading software, the Internet, and touch-tone telephone. Thus, we depend heavily on the integrity of the electronic systems supporting this type of trading. Heavy stress placed on our systems during peak trading times or interference from third parties over the Internet could cause our systems to operate too slowly or to fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, we may be able to take orders by telephone. However, only associates with securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a systems failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results.

Encryption Technology
---------------------

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

Stock Price Volatility
----------------------

The trading price of our common stock has been and may continue to be subject to wide fluctuations. For example, during the twelve months ended March 20, 2001, our common stock closed as low as $1.28 and as high as $9.03. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may consider comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet related companies in particular, have experienced extreme volatility that has often been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Item 2.   Properties

The principal offices of the Company and JBOC are located at 9665 Wilshire Boulevard, 3rd Floor, Beverly Hills, California 90212. As of March 20, 2001, the Company and its subsidiaries lease or conduct their operations from and have their administrative offices at the following locations:

                       Location                        Area (Sq. Feet)    Principal Use                 Lease
       9665 Wilshire Blvd., 3/rd/,  2/nd/, 5/th/ and      27,240          JBOH and JBOC             Expires Dec. 2010
       8/th/ Floors, Beverly Hills, CA  90212

       One Exchange Plaza, 19/th/ Floor                    6,050          JBOC                      Expires Jun. 2006
       New York, NY  10006

       801 Brickell Ave. Suite 2450                        6,993          JBOC                      Expires Feb. 2003
       Miami, FL  33131

       140 West Valley Blvd., Suite 220/1 San              2,017          JBOC                      Expires May 2002
       Gabriel, CA  91776

       9601 Wilshire Blvd., Suite GF-3, Beverly            8,258         JBOC                       Expires Jun. 2004
       Hills, CA  90210

The Company's office, and the offices and facilities of its subsidiaries, are considered by management to be generally suitable and adequate for their intended purposes.

Item 3.   Legal Proceedings

The Company and its subsidiaries are a party to a number of pending legal or administrative proceedings, including suits involving various customers that allege damages arising as a result of brokerage transactions by the Company. All of the legal and administrative proceedings have arisen in the ordinary conduct of its business. Those that may have a significant impact on the Company have been disclosed in previous filings, and an update of the ongoing federal investigation is provided below.

On February 14, 2000, the Company reached a settlement with the Los Angeles office of the United States Attorney's Office (the "USAO") in connection with the USAO's investigation of the

Company's prior management. While the Company maintains its innocence, it agreed to pay a total of $2.0 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. The agreement with the USAO stated that if on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1.0 million or more to the SEC, the USAO has agreed that the Company's obligation to the USAO would be reduced by $500,000. Discussions are ongoing with the USAO regarding extending this agreement, based upon the proposed SEC settlement. On October 12, 2000, the Pacific Regional Office of the SEC advised the Company that it is recommending that the SEC accept the Company's $1.5 million offer to settle the SEC's investigation. If the proposed settlement is accepted, JBOC will also agree to a censure, to refrain from any violations of securities laws, and to take certain actions to ensure continued compliance with federal securities laws. The Company paid $500,000 of the USAO settlement amount in the first quarter of 2000, $500,000 in the first quarter of 2001, and the remainder will be paid in equal annual installments over two years. If the SEC accepts the regional office's recommendation, payments to the USAO and SEC would total $3.0 million. This amount has been accrued and included in accounts payable and accrued liabilities. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company.

Item 4.   Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2000.

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

                         Stock Price and Dividend Data

                                              Month Ended
                                         1-31-01        2-29-01
                                      --------------  -------------
         Price range of common stock
           High                            $3.00          $2.63
           Low                              1.56           1.44
           Close at end of period           2.50           1.59

         -----------------------------------------------------------------------------------------
                                                             Quarter Ended
                                         3-31-00        6-30-00         9-30-00       12-31-00
                                      --------------  -------------  -------------- --------------
         Price range of common stock
           High                            $9.38          $7.31           $5.50          $3.97
           Low                              5.59           2.63            3.56           1.47
           Close at end of period           6.88           3.50            3.59           1.66

         -----------------------------------------------------------------------------------------
                                                             Quarter Ended
                                         3-31-99        6-30-99         9-30-99       12-31-99
                                      --------------  -------------  -------------- --------------
         Price range of common stock
           High                           $25.75         $25.13          $11.13         $10.38
           Low                              1.41           8.69            7.00           7.44
           Close at end of period           7.25          14.13            7.69           7.69

The number of record holders of the Company's common stock as of March 20, 2001 was 228. The Company believes the number of beneficial holders of the Company's common stock as of June 23, 2000, the most recent date for which this data is available to the Company, was approximately 19,860.

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

                           JB Oxford Holdings, Inc.
                  Selected Consolidated Financial Information
                 (Amounts in thousands, except per share data)

                                                 2000           1999           1998            1997          1996
                                                 ----           ----           ----            ----          ----
Income Statement Data:
----------------------
Revenues                                       $100,862       $104,212        $67,268         $69,962       $57,599
Net Income (Loss) Before Extraordinary Item       4,973         10,008         (1,839)          1,523         4,040
Net Income (Loss)                                 4,973         10,445         (1,839)          1,523         4,040
Basic Earnings (Loss) Before Extraordinary
   Item                                            0.35           0.70          (0.13)           0.12          0.44
Basic Earnings (Loss) Per Share                    0.35           0.73          (0.13)           0.12          0.44
Diluted Earnings (Loss) Before
   Extraordinary Item                              0.22           0.43          (0.13)           0.09          0.23
Diluted Earnings (Loss) Per Share                  0.22           0.45          (0.13)           0.09          0.23
Dividends                                            --             --             --              --            --

Balance Sheet Data:
-------------------
Total Assets                                   $352,254       $497,739       $405,990        $341,586      $330,336
Long-term and Subordinated Debt                   3,734             --          1,250           1,500         2,000
Liabilities (Excluding Long-Term)               318,628        471,368        390,374         326,463       315,978
Total Shareholders' Equity                       29,892         26,371         15,617          15,123        12,358
Book Value Per Share*                              2.13           1.83           1.12            1.07          1.18

* Computed using shareholders' equity divided by total outstanding common stock.

Item 7. Management's Discussion and Analysis Of Financial Condition and Results Of Operations

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Some of the statements contained in this section of the Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by the forward-looking statements. Any potential investor in the Company should carefully consider the matters discussed in Item 1. "Business Overview - Forward Looking Statements and Risk Factors" above.

Business Overview
-----------------

The Company, through its wholly and majority-owned subsidiaries, provides discount brokerage services and related financial services to retail customers and broker-dealers nationwide. The

Company's primary subsidiary, JB Oxford & Company ("JBOC"), is a registered broker-dealer offering services including (i) discount and electronic brokerage services to the investing public, (ii) clearing and execution services to correspondents on a fully-disclosed basis, and (iii) acting as a market maker in NASDAQ National Market System, New York Stock Exchange ("NYSE") and other national exchange-listed securities.

The financial services industry is a dynamic and ever-changing industry. Management believes that continued improvements in technology and the widespread use of technology, including the Internet, is dramatically changing the way financial services are provided. The ability to obtain quotes, make trades, and obtain account information instantly through the Internet has come to be expected by many investors. Management believes that additional technologies, products and services will become commonplace in the not too distant future. Management's strategy is to position the Company to take advantage of the opportunities presented by the expected changes in the financial services industry. To that end, in September 1999, the Company launched a new account service package called JB Oxford n*power featuring free Internet access, online trading capabilities, electronic financial services - including online bill payment and a free ATM/check card - for customers maintaining a minimum account balance. The Company continually updates its web site at www.jboxford.com to improve speed, allow easier navigation and expand selection of timely market information and research tools. The website also offers live, one-on-one technical support utilizing voiceover IP technology.

Results of Operations
---------------------

Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------

Revenues
--------

The Company's total revenues were $100,861,961 in 2000, a decrease of 3% from $104,211,781 in 1999, which was an increase of 55% from $67,268,325 in 1998. The decrease in total revenues from 1999 to 2000 was primarily attributable to a decrease in clearing and execution revenues. This decrease was offset in part by an increase in interest and commission revenue, primarily in the first three months of 2000. The primary reason for the increase in total revenues from 1998 to 1999 was an increase in all of the Company's business divisions, including a 170% increase in trading revenues and a 116% increase in clearing revenues.

Clearing and execution revenues decreased 70% to $7,607,517 in 2000, from $25,033,821 in 1999, which was up 116% from $11,565,427 in 1998. The decline in
2000 was the result of correspondent day-trading volumes declining by 89% in 2000 from 1999, due to the loss of day-trading correspondents and the reduction of volumes in general from the downtrending market. The increase in 1999 was from an increase in day-trading volumes of 275% over 1998.

Interest revenues increased 39% to $40,154,797 in 2000, from $28,930,515 in 1999, which was an increase of 24% from $23,260,659 in 1998. Interest revenue became the largest revenue source in 2000, accounting for 40% of the Company's revenues as compared to 28% and 35% in 1999 and 1998 respectively. Fluctuations in interest revenues are consistent with usual fluctuations of debit balances in customers' brokerage margin accounts, as well as changes in broker-call rates on which the interest charged to customers is calculated. It is anticipated that interest revenues will decline in 2001 as balances and interest rates have trended down.

Commission revenues increased 10% to $37,148,643 in 2000, from $33,827,615 in 1999, which was up 27% from $26,600,214 in 1998. Commission revenue was the largest source of revenue to the Company during 1999 and 1998, consisting of 32% and 40%, respectively, of total revenues during these years. In 2001, management anticipates decreased commission revenue, as the entire industry experiences decreased volume in the current downtrending market. The Company will search for opportunities to acquire compatible discount and on-line brokerage operations of other firms, in an effort to expand customer base and transaction volume.

Revenues from trading profits decreased 5% to $14,692,048 in 2000, from $15,517,700 in 1999, which was up 170% from $5,747,187 in 1998. The decrease in
2000 is attributed to changes in the trading rules that have caused the trading spreads to tighten, although trading volume for market making activities increased 9% for the year 2000. The increase in 1999 was attributable to an increase in trading volume from the Company's discount and on-line brokerage operations. Trading profits dramatically increased in 1999 due to the Company's consistently trading orderflow from its retail operation and the liquidation of certain investment positions held during 1998. The increase from 1998 was attributable to the discontinuance, in the fourth quarter of 1998, of proprietary trading positions and investment banking activities that negatively affected trading profits, and from an increase in the Company's market-making activities in listed securities. Management anticipates a decrease in trading revenues to track the expected decrease in commission volumes of the discount and on-line operations of the Company for 2001.

Other revenues increased 40% to $1,258,956 in 2000, from $902,130 in 1999, which was up 851% from $94,838 in 1998. The increase in other revenue in 2000 and 1999 was not attributable to any significant or single factor. Management anticipates that other revenues will continue to account for a negligible percentage of total revenues in the future.

Expenses
--------

         Operating expenses totaled $92,203,973 in 2000, an increase of 6% from $86,980,546 in 1999, which was a increase of 32% from $66,055,680 in 1998. Many of the Company's expenses, including commission expense, interest expense and data processing charges, are directly related to commission and trading revenues. The largest increase in expense for 2000 was in interest expense, which increased 63% in 2000. This is directly related to the increase in interest revenue discussed above. Additionally, the cost to finance customer debits increased as the Company utilized higher interest short-term borrowings to replace the reduction of customer credits during the year 2000. The overall increase in expenses during 1999 and 1998 was primarily the result of growth in the Company's discount and online brokerage divisions. As a percentage of total revenues, total operating expenses accounted for 91%, 83% and 98% in 2000, 1999 and 1998, respectively. Management continues to look at ways to contain costs and improve operating efficiencies through technology, as well as provide for ways in which the Company may grow total revenues.

Data processing expense decreased 13% to $8,788,183 in 2000, from $10,114,145 in 1999, which was up 64% from $6,168,764 in 1998. The decrease in data processing expense in 2000 was the result of decline in correspondent day-trading clearing activities. This decline was offset in part by an increase in discount and market making volumes. The increase in 1999 over 1998 was the result of growth in correspondent clearing activities, as well as discount and market making volumes.

Expenses for salaries increased 13% in 2000 to $11,533,833 from $10,176,438 in 1999, which was up 5% from $9,725,313 in 1998. The Company took steps in late 2000 to reduce its overall workforce by 12% and streamline operations. Occupancy and equipment costs increased 21% to

$5,988,058 in 2000, from $4,966,437 in 1999, which was up 3% from $4,819,812 in
1998. These increases were primarily the result of new computer equipment and technology to improve the informational systems of the Company.

Promotional expense decreased 48% to $6,624,512 in 2000, from $12,807,200 in 1999. In 1999, JBOC launched a $10,000,000 national advertising campaign to encourage consumers to "Put Your Money to Work." The Company discontinued this campaign in 2000. In 1999, the Company's promotional expenses increased 226% to $12,807,200 from $3,929,062 in 1998. In 2001, the Company expects to spend approximately $200,000 per month in promotional expenses. However, the Company will remain flexible in its approach and may adjust its advertising budget and strategy to maximize the effectiveness of advertising dollars spent.

Professional fees increased 49% to $6,831,981 in 2000 from $4,592,666 in 1999, which was an increase of 37% from $3,346,260 in 1998. Included in the increase for 2000 is $2,679,508 of consulting expense to prepare for a conversion to a different back office system. Bad debt expense decreased 16% to $1,524,655 in 2000 from $1,829,102 in 1999, which was a decrease of 9% from $2,019,454 in 1998.

The Company recorded settlement expense of $867,171 in 2000, which was a decrease of 66% from $2,537,880 in 1999, which was a increase of 302% from $630,539 in 1998. The increase in 1999 was the result of the Company settling the investigation with USAO and the anticipated settlement with the SEC (See
Note 15. "Commitments and Contingencies"). The Company accrued an additional $500,000 for the anticipated settlement with the SEC in 2000.

The Company's effective tax rate varied from its statutory federal rate due to changes in state taxes net of federal benefit and other temporary differences. (See Note 11 of the Notes to Consolidated Financial Statements, below.)

Extraordinary Items/One-time Charges
------------------------------------

In February 1999, the Company executed an agreement with Oeri Finance, Inc. that resulted in the forgiveness of notes payable to shareholders in the amount of $728,125, which was included in 1999 net income of $10,444,630 as an extraordinary item during 1999. In the fourth quarter of 1999, the Company recorded one-time charges totaling $2,300,000 related to settlement with the USAO and an anticipated settlement with the SEC. Additionally, in the fourth quarter of 2000, the Company recorded an additional $500,000 for the anticipated settlement with the SEC (See Note 15. "Commitments and Contingencies" to consolidated financial statements, below).

Liquidity and Capital Resources
-------------------------------

The Company finances its growth though the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing limit of approximately $180,000,000 at December 31, 2000. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates. The majority of the Company's corporate assets at December 31, 2000, 1999 and 1998 were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash, or receivables secured by marketable securities. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow and loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. (See Item 1. "Business Overview - Net Capital Requirements" above.) At December 31, 2000, JBOC had regulatory net capital of $28,860,901, which exceeded the minimum requirement by $23,275,591.

The Company currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to expand its business, respond to competitive pressures, develop additional products and services or take advantage of strategic opportunities, the Company may need to raise additional funds through debt or equity offerings. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company's existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company's common stock. The Company cannot give any assurance that additional funds will not be needed. If additional funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to the Company.

In February 1999, Hareton Sales & Marketing, Inc. ("Hareton"), the holder of $502,615 in face value of the Company's 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company, and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust"), a wholly-owned subsidiary, to purchase common stock of the Company. Third Capital Partners, LLC served as trustee of the Trust, without compensation. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's common stock for an average price of $1.25 per share. The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the trust shares was transferred to the Company in satisfaction of the loan.

Concurrent with the Trust's purchase of shares, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and and Oeri Finance, forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance, Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock. A $1,000,000 subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 and is included in "Notes payable" in the Company's consolidated financial statements included below. The Company has decided to delay principal and interest payment on the debt in light of the ongoing federal investigation (see
Note 15, "Commitments and Contingencies," to the financial consolidated statements).

On November 8, 1999, Third Capital Partners, LLC, the beneficial owner of two secured convertible notes of the Company in the aggregate principal amount of $5,418,696, maturing December 31, 1999, agreed to again extend the repayment of both notes for a period of 12 additional months, to December 31, 2001. The Company will continue to make interest payments only on each note, and no other terms of the notes were affected by the extension agreements.

Liquidity at December 31, 2000, 1999 and 1998
---------------------------------------------

The Company's cash position, including securities purchased under agreements to resell, increased during 2000 by $1,980,905 to $8,004,000 at year-end. This compares with a net increase in cash and cash equivalents of $3,526,523 in 1999, and a net decrease of $101,490 in 1998. The fluctuation in the Company's cash position can be impacted by the settlement cycles of the business which relate directly to the cash provided from, or used in, operations.

Cash Flows From Operating Activities
------------------------------------

Net cash provided by (used in) operating activities was $3,464,036, $5,607,036 and $(136,340) for 2000, 1999 and 1998, respectively. The Company's net cash provided by (used in) operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

During 2000, the most significant use of cash was a decrease in payables to customers of $125,292,766 and a decrease of $26,460,311 in payables to broker-dealers and clearing organizations. The most significant source of cash in operations was $158,172,492 provided from a decrease in receivables from customers. This source of cash was offset by the uses of cash indicated above.

During 1999, the most significant use of cash was an increase in receivables from customers of $171,429,660. The most significant source of cash in operations was $82,977,416 provided from cash segregated under federal and other regulations and $79,236,179 provided from payables to broker-dealers and clearing organizations. This source of cash was offset by the uses of cash indicated above.

During 1998, the most significant use of cash was the increase in cash segregated under federal regulations in the amount of $75,247,813. As a result of a decrease in securities loaned at December 31, 1998, payables to broker-dealers and clearing organizations decreased $32,158,241 to $58,064,209. The most significant source of cash in operations was the change in payables to customers of $90,925,459. This source of cash was offset by the uses of cash indicated above.

Cash Flows Used In Investing Activities
---------------------------------------

The net cash used in investing activities during 2000, 1999 and 1998 was $4,773,089, $1,512,160, and $875,473, respectively. The funds used in 2000 include a $2,500,000 loan to a stockholder (see Note 12 of the Notes to Consolidated Financial Statements, below.) The remaining cash uses are a direct result of capital expenditures made by the Company during these periods. The Company's requirement for capital resources is not material to the business as a whole. Although the Company continually upgrades its information and communication systems, future expenditures for upgrading the Company's various information and communication systems are not estimated to be material to the operations of the Company. As technology advances, however, management intends to remain competitive and may incur costs accordingly. The Company acquired office space next door to its existing Beverly Hills office and will relocate the retail brokerage business to this space during the second quarter of 2001. The Company has no plans to open additional offices and has no significant commitments for capital expenditures.

Cash Flows From Financing Activities
------------------------------------

Financing activities provided $3,289,958 in cash during 2000, primarily from a bank loan in the net amount of $4,742,251. The primary use of cash for financing activities was the acquisition of treasury stock in the amount of $1,667,443. Net cash used in financing activities was $568,353 during 1999, and net cash provided from financing activities was $910,323 in 1998. In 1999 the most significant cash used in financing activities was the acquisition of treasury stock in the amount of $586,925. During 1998 the most significant source of cash was loans issued from shareholders of $1,250,000.

In 1998, the company's financing activities provided cash primarily through the issuance of additional debt securities which are convertible into the Company's common stock. See "Liquidity and Capital Resources" above.

                               JB OXFORD & COMPANY
                              SHORT TERM BORROWING
                             (Amounts in thousands)


Category of aggregate short-term
  borrowings                         a           b           c          d           e
                                     ------------------------------------------------
Year Ended December 31, 2000
collateralized by:
     Customer securities             $  --       $  --       $88,079   $31,688    8.9%
Year Ended December 31, 1999
collateralized by:
     Customer securities             $  --       $  --       $10,500   $ 1,475    7.3%
Year Ended December 31, 1998
collateralized by:
     Customer securities             $  --       $  --       $ 6,005   $ 1,366    8.4%

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

During the past year, the Company has experienced moderate growth in its customer transactions, most of which is attributable to the first quarter. In order for the Company to continue this growth and assure stability, management is continually exploring additional sources of capital to increase the Company's liquidity and capital base. Management will continue its efforts to increase liquidity and capital as the Company's business continues to grow.

Impact of Inflation
-------------------

Inflation has had a minimal impact on the operations and financial condition of the Company in recent years. The Company will continually monitor costs and productivity and will adjust prices and operations as necessary to meet inflationary impacts or market changes.

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Statement of Financial Condition as either an asset or as a liability measured at is fair value and that changes in the fair value be recognized currently in the statement of operations. The Company implemented the provision of this new standard January 1, 2001. Based on the current operations of the Company, the impact of adopting SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively. The adoption of SFAS No. 140 did not have an impact on the financial condition or results of operations of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures
-----------------------

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. See Item 1. "Business Overview - Forward-Looking Statements and Risk Factors" above. The Company is exposed to market risks related to changes in interest rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

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

Equity Price Risk
-----------------

JBOC acts as a market maker for approximately 630 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

Item 8.   Financial Statements and Supplementary Data

The financial statements and schedules required to be filed by Item 8 of this form are contained herein as follows:

                                                                                                               Page
                                                                                                             ----------
Report of Independent Public Accountants                                                                            23
Consolidated Statements of Financial Condition December 31, 2000, and 1999                                       24-25
Consolidated Statements of Operations Years Ended December 31, 2000, 1999, and 1998                              26-27
Consolidated Statements of Changes in Shareholders' Equity Years Ended December 31, 2000, 1999, and 1998            28
Consolidated Statements of Cash Flows Years Ended December 31, 2000, 1999, and 1998                                 29
Notes to Consolidated Financial Statements                                                                       30-44
Financial Statement Schedule I - Condensed Financial Statements (Parent Company Only)                            47-51
Financial Statement Schedule II - Valuation and Qualifying Accounts                                                 52

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of JB Oxford Holdings, Inc.:

We have audited the accompanying consolidated statements of financial condition of JB Oxford Holdings, Inc. (a Utah corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements, and the schedules referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JB Oxford Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP


Los Angeles, California
February 26, 2001

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition



                                                                                     December 31,
                                                                                  2000           1999
                                                                              ------------   ------------
Assets:
  Cash and cash equivalents (including securities purchased under
   agreements to resell of $2,541,193 and $0)                                 $  8,004,000   $  6,023,095

  Cash segregated under federal and other regulations (including securities purchased under agreements to resell of $33,274,048 and
   $20,786,005)                                                                 37,544,690     27,173,659

  Receivable from broker-dealers and clearing organizations                      7,262,385      7,717,643

  Receivable from customers (net of allowance for doubtful accounts of
   $2,577,451 and $1,601,178)                                                  278,511,536    438,208,683

  Other receivables                                                              2,101,578      1,614,254

  Marketable securities owned - at market value                                    322,783        223,034

  Note receivable                                                                2,500,000             --

  Furniture, equipment, and leasehold improvements (at cost - net of accumulated depreciation and amortization of $8,040,869 and
   $6,296,033)                                                                   3,540,370      3,024,193

  Income taxes receivable                                                          989,308      1,012,881

  Deferred income taxes                                                          2,045,424      1,479,425

  Clearing deposits                                                              7,871,717      9,598,797

  Other assets                                                                   1,560,258      1,663,442
                                                                              ------------   ------------
  Total assets                                                                $352,254,049   $497,739,106
                                                                              ============   ============

         See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
                Consolidated Statements of Financial Condition



                                                                              December 31,
                                                                          2000             1999
                                                                      -------------    -------------
Liabilities and shareholders' equity:

   Liabilities:

     Payable to broker-dealers and clearing organizations             $ 110,840,077    $ 137,300,388

     Payable to customers                                               188,061,388      313,354,154

     Securities sold, not yet purchased - at market value                   106,720           96,904

     Accounts payable and accrued liabilities                            10,298,150       12,303,092

     Loans from shareholders                                              5,418,696        5,418,696

     Notes payable                                                        7,637,375        2,895,124
                                                                      -------------    -------------
   Total liabilities                                                    322,362,406      471,368,358
                                                                      -------------    -------------

   Commitments and Contingencies (Note 15)

   Shareholders' equity:

     Common stock  ($0.01 par value, 100,000,000 shares authorized;
      15,193,226 and 15,088,226 shares issued)                              151,932          150,882

     Additional paid-in capital                                          16,446,381       16,232,281

     Retained earnings                                                   15,745,478       10,772,290

     Treasury stock, 1,138,140 and 704,040 shares at cost                (2,452,148)        (784,705)
                                                                      -------------    -------------
   Total shareholders' equity                                            29,891,643       26,370,748
                                                                      -------------    -------------
   Total liabilities and shareholders' equity                         $ 352,254,049    $ 497,739,106
                                                                      =============    =============

         See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                                                  For The Years Ended December 31,
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Revenues:
   Clearing and execution                                     $  7,607,517   $ 25,033,821   $ 11,565,427
   Trading profits                                              14,692,048     15,517,700      5,747,187
   Commissions                                                  37,148,643     33,827,615     26,600,214
   Interest                                                     40,154,797     28,930,515     23,260,659
   Other                                                         1,258,956        902,130         94,838
                                                              ------------   ------------   ------------
   Total revenues                                              100,861,961    104,211,781     67,268,325
                                                              ------------   ------------   ------------
Expenses:
   Employee compensation                                        11,533,833     10,176,438      9,725,313
   Commission expense                                           13,873,602     12,473,534      9,259,410
   Clearing and floor brokerage                                  2,812,247      3,650,676      3,621,816
   Communications                                                7,375,535      6,934,245      5,983,039
   Occupancy and equipment                                       5,988,058      4,966,437      4,819,812
   Interest                                                     23,891,689     14,615,836     13,960,009
   Data processing charges                                       8,788,183     10,114,145      6,168,764
   Professional services                                         6,831,981      4,592,666      3,346,260
   Promotional                                                   6,624,512     12,807,200      3,929,062
   Bad debt expense                                              1,524,655      1,829,102      2,019,454
   Settlement expense                                              867,171      2,537,880        630,539
   Other operating expenses                                      2,092,507      2,282,387      2,592,202
                                                              ------------   ------------   ------------
  Total expenses                                                92,203,973     86,980,546     66,055,680
                                                              ------------   ------------   ------------
  Income from operations                                         8,657,988     17,231,235      1,212,645
    Non-cash interest expense on convertible notes                      --             --      2,530,000
                                                              ------------   ------------   ------------
  Income (loss) before income taxes and extra-ordinary Item      8,657,988     17,231,235     (1,317,355)
    Income tax provision                                         3,684,800      7,223,480        521,251
                                                              ------------   ------------   ------------
  Income (loss) before extraordinary item                        4,973,188     10,007,755     (1,838,606)
  Extraordinary item:
    Forgiveness of debt, net of taxes                                   --        436,875             --
                                                              ------------   ------------   ------------
   Net income (loss)                                          $  4,973,188   $ 10,444,630   $ (1,838,606)
                                                              ============   ============   ============

         See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
               Consolidated Statements of Operations - continued


                                                                    For The Years Ended December 31,
                                                                2000             1999             1998
                                                           --------------   --------------   --------------
Basic net income (loss) per share:

Income (loss) before income taxes and extraordinary Item   $         0.35   $         0.70   $        (0.13)
Extraordinary item:  forgiveness of debt                               --             0.03               --
                                                           --------------   --------------   --------------
Basic net income (loss) per share                          $         0.35   $         0.73   $        (0.13)
                                                           ==============   ==============   ==============

Diluted income (loss) per share:

Income (loss) before income taxes and extraordinary Item   $         0.22   $         0.43   $        (0.13)
Extraordinary item:  forgiveness of debt                               --             0.02               --
                                                           --------------   --------------   --------------
Diluted net income (loss) per share                        $         0.22   $         0.45   $        (0.13)
                                                           ==============   ==============   ==============

Weighted average number of shares of common stock and
  assumed conversions
      Basic                                                    14,205,768       14,295,751       14,127,800
      Diluted                                                  23,406,905       23,902,717       14,127,800

         See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
          Consolidated Statements of Changes in Shareholders' Equity



                                        Common Stock
                               -------------------------------
                                                                   Additional
                                                                     Paid-in          Retained
                                   Shares            Amount          Capital          Earnings      Treasury Stock        Total
                               ---------------    ------------    ---------------  --------------   --------------   --------------
Balance at                         14,141,205       $  141,412      $ 12,815,316     $  2,166,266     $         --     $ 15,122,994
January 1, 1998
  Non-cash interest expense                --               --         2,530,000               --               --        2,530,000
  Net (loss)                               --               --                --       (1,838,606)              --       (1,838,606)
  Treasury stock                           --               --                --               --         (197,780)        (197,780)
                               ---------------    ------------    --------------   --------------   --------------   --------------
Balance at                         14,141,205          141,412        15,345,316          327,660         (197,780)      15,616,608
December 31, 1998
  Issuance of common stock            947,021            9,470           886,965               --               --          896,435
  Net income                               --               --                --       10,444,630               --       10,444,630
  Treasury stock                           --               --                --               --         (586,925)        (586,925)
                               ---------------    ------------    --------------   --------------   --------------   --------------
Balance at                         15,088,226          150,882        16,232,281       10,772,290         (784,705)      26,370,748
  December 31, 1999
  Issuance of common stock            105,000            1,050           214,100               --               --          215,150
  Net income                               --               --                --        4,973,188               --        4,973,188
  Treasury stock                           --               --                --               --       (1,667,443)      (1,667,443)
                               --------------    -------------    --------------   --------------   --------------   --------------
Balance at
  December 31, 2000                15,193,226       $  151,932      $ 16,446,381     $ 15,745,478     $ (2,452,148)    $ 29,891,643
                               ==============    =============    ==============   ==============   ==============   ==============

         See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                                    For The Years Ended December 31,
                                                                2000             1999             1998
                                                            -------------    -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                         $   4,973,188    $  10,444,630    $  (1,838,606)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                              1,756,912        1,348,067        1,475,840
     Deferred rent                                               (168,197)        (121,464)        (111,693)
     Provision for bad debts                                    1,524,655        1,829,102        2,019,454
     Benefit for deferred income taxes                           (565,999)        (399,585)        (127,415)
     Non-cash interest expense for convertible debentures              --               --        2,530,000
      Forgiveness of debt                                              --         (728,125)              --
   Changes in assets and liabilities:
     Cash segregated under federal and other regulations      (10,371,031)      82,977,416      (75,247,813)
     Receivable from broker-dealers and clearing
       organizations                                              455,258         (396,577)      (2,638,158)
     Receivable from customers                                158,172,492     (171,429,660)       8,933,391
     Other receivables                                           (487,324)         (22,772)         641,839
     Marketable securities owned                                  (99,749)       2,704,037          810,590
     Clearing deposits                                          1,727,080       (2,765,626)        (104,581)
     Other assets                                                 103,184         (258,987)         640,133
     Payable to broker-dealers and clearing organizations     (26,460,311)      79,236,179      (32,158,241)
     Payable to customers                                    (125,292,766)       1,395,639       90,925,459
     Securities sold not yet purchased                              9,816         (771,181)        (280,621)
     Accounts payable and accrued liabilities                  (1,836,745)       3,414,076        4,057,529
     Income taxes payable/refundable                               23,573         (848,133)         336,553
                                                            -------------    -------------    -------------
Net cash provided by (used in) operating activities             3,464,036        5,607,036         (136,340)
                                                            -------------    -------------    -------------
Cash flows from investing activities:

  Note receivable                                              (2,500,000)              --               --
  Capital expenditures                                         (2,273,089)      (1,512,160)        (875,473)
                                                            -------------    -------------    -------------
Net cash used in investing activities                          (4,773,089)      (1,512,160)        (875,473)
                                                            -------------    -------------    -------------
Cash flows from financing activities:

  Advances (repayments) of notes payable                        4,742,251         (125,248)         108,103
  Payment of subordinated loans                                        --         (250,000)        (250,000)
  Loans from shareholders                                              --               --        1,250,000
  Issuance of stock                                               215,150          393,820               --
  Treasury stock                                               (1,667,443)        (586,925)        (197,780)
                                                            -------------    -------------    -------------
Net cash provided by (used in) financing activities             3,289,958         (568,353)         910,323
                                                            -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents            1,980,905        3,526,523         (101,490)
Cash and cash equivalents at beginning of year                  6,023,095        2,496,572        2,598,062
                                                            -------------    -------------    -------------
Cash and cash equivalents at end of year                    $   8,004,000    $   6,023,095    $   2,496,572
                                                            =============    =============    =============

         See accompanying notes to Consolidated Financial Statements.

                   JB Oxford Holdings, Inc. and Subsidiaries
                  Notes To Consolidated Financial Statements

Note 1.   Basis of Presentation

Reporting Entity
----------------

The accompanying consolidated financial statements for 2000, 1999 and 1998 include the accounts of JB Oxford Holdings, Inc., a Utah Corporation, and its wholly-owned subsidiaries, JB Oxford & Company ("JBOC"), Stocks4Less, Inc. ("S4L"), JB Oxford Insurance Services, Inc. ("JBOI"), Reynolds Kendrick Stratton, Inc. ("RKSI"); and its 90% owned subsidiary, Prolyx Data Systems, Inc. ("Prolyx") (collectively referred to as the "Company" or "JBOH"). The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company operates in a single industry, the securities industry. The Company derives its revenues primarily from its brokerage services operations, correspondent clearing services and market making activities at JBOC. Intercompany balances have been eliminated in the consolidated financial statements. Additionally, minority shareholders' interests are not separately presented, as the amounts are not significant.

The Company and JBOC have their principal offices in Beverly Hills, California. JBOC's brokerage division has branches in Beverly Hills, California; New York, New York; Miami, Florida; and San Gabriel, California.

While no single correspondent broker-dealer or customer represents more than 10% of the Company's consolidated revenues, the Company has several significant customers whose loss, in the aggregate, could be material to the Company. The Company believes that the likelihood of losing a significant number of these customers is remote.

Note 2.   Summary of Significant Accounting Policies

Use of Estimates
----------------

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Highly liquid investments are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of interest rate changes.

Securities Purchased Under Agreement to Resell
----------------------------------------------

Included in cash and cash equivalents and cash segregated under federal and other regulations are transactions involving purchases of securities under agreements to resell which are accounted for as collateralized financings except where the Company does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

Allowance for Doubtful Accounts
-------------------------------

On an ongoing basis, the Company reviews its allowance for doubtful accounts on receivables from broker-dealer and clearing organizations, customer receivables and other receivables. The Company establishes allowances to cover known and inherent losses. As of December 31, 2000 and 1999, the Company believes the allowance for doubtful accounts on receivables from broker-dealers and clearing organizations, customer receivables and other receivables are adequate.

Securities Transactions
-----------------------

Customers' securities transactions are recorded on a settlement date basis, with related commission income and expenses recorded on a trade date basis. Marketable securities owned and securities sold, not yet purchased are recorded on a trade date basis.

Securities Lending Activities
-----------------------------

Securities borrowed and securities loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral (typically marketable securities) in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Collateral
----------

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

Marketable Securities Owned
---------------------------

Marketable securities and securities sold, not yet purchased are reported at prevailing market prices. Realized and unrealized gains and losses on marketable securities owned and securities sold, not yet purchased are included in trading profits, net.

Income Taxes
------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management believes it is more likely than not that the net deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date.

Furniture, Equipment and Leasehold Improvements
-----------------------------------------------

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

Fair Value of Financial Instruments
-----------------------------------

Substantially all of the Company's financial assets and liabilities are carried at market or estimated fair value or are carried at amounts that approximate current fair value because of their short-term nature. Estimates are made at a specific point in time based on relevant market information and information about the financial instruments.

Promotional
-----------

Advertising costs are expensed as incurred.

Earnings Per Share
------------------

Basic earnings per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding.

Diluted earnings per share are computed by dividing net income adjusted for the after-tax amount of interest associated with convertible debt and any other charges resulting from assumed conversion of potential common shares by the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than market prices, and the convertible debentures (after giving retroactive effect to the elimination of interest expense, net of tax). Common shares and equivalents are not included in the weighted average number of shares when the inclusion would increase the earnings per share or decrease the loss per share.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:


                                                                      For The Years Ended December 31,
                                                                  2000           1999              1998
                                                              ------------   ------------    --------------
Basic Earnings Per Share
   Net income (loss)                                          $  4,973,188   $ 10,444,630    $   (1,838,606)
                                                              ------------   ------------    --------------
   Income available to common shareholders (numerator)        $  4,973,188   $ 10,444,630    $   (1,838,606)
                                                              ============   ============    ==============
   Weighted average common shares outstanding (denominator)     14,205,768     14,295,751        14,127,800
                                                              ============   ============    ==============
   Basic Earnings (Loss) Per Share                            $       0.35   $       0.73    $        (0.13)
                                                              ============   ============    ==============

                                                                   For The Years Ended December 31,
                                                                2000            1999            1998
                                                            ------------    ------------    ------------
Diluted Earnings Per Share
   Net income (loss)                                        $  4,973,188    $ 10,444,630    $ (1,838,606)
   Interest on convertible debentures, net of income tax         293,411         295,095              --
                                                            ------------    ------------    ------------
   Income available to common shareholders plus assumed
     conversions (numerator)                                $  5,266,599    $ 10,739,725    $ (1,838,606)
                                                            ============    ============    ============
   Weighted average common shares outstanding                 14,205,768      14,295,751      14,127,800
   Weighted average options outstanding                        2,310,440       2,195,701              --
   Weighted average convertible debentures                     7,740,994       7,813,780              --
   Stock acquired with proceeds                                 (850,297)       (402,515)             --
                                                            ------------    ------------    ------------
   Weighted average common shares and assumed conversions
     outstanding (denominator)                                23,406,905      23,902,717      14,127,800
                                                            ============    ============    ============
   Diluted Earnings (Loss) Per Share                        $       0.22    $       0.45    $      (0.13)
                                                            ============    ============    ============

Options to purchase 555,500 and 2,222,500 shares of common stock at December 31, 2000 and 1998, were not included in the computation of diluted EPS because the options' exercise price was greater that the average market price of the common share during the respective periods.

Stock-Based Compensation
------------------------

The Company measures compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and provides pro forma disclosure of net earnings and earnings per share as if the fair-valued-based method of accounting had been applied.

Reclassifications
-----------------

Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with presentation in the 2000 financial statements.

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Statement of Financial Condition as either an asset or as a liability measured at is fair value and that changes in the fair value be recognized currently in the statement of operations. The Company implemented the provision of this new standard on January 1, 2001. Based on the current operations of the Company and the fact that substantially all assets and liabilities of the Company are already reported at fair value, the impact of adopting SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

In September of 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively. The adoption of SFAS No. 140 did not have an impact on the financial condition or results of operations of the Company.

Note 3.   Cash and Cash Equivalents

Included in cash and cash equivalents are securities purchased under agreements to resell on an overnight basis in the amount of $2,541,193 and $0 at December 31, 2000 and 1999. Securities purchased are U.S. Treasury instruments with market values at least equal to 102% of the cash tendered. The market value of these securities is $2,593,853 and $0 at December 31, 2000 and 1999.

Note 4.   Cash Segregated Under Federal and Other Regulations

Cash and securities purchased under agreement to resell of $37,544,690and $27,173,659 at December 31, 2000 and 1999, respectively, have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Securities purchased under agreements to resell on an overnight basis represent $33,274,048 and $20,786,005 of the above amounts at December 31, 2000 and 1999, respectively. Securities purchased are U.S. Treasury instruments having a market value of $33,939,733 and $21,220,679, respectively. The Company had excess funds of $11,033,883 and $9,139,372 at December 31, 2000 and 1999.

Note 5.   Receivable From and Payable to Broker-Dealers and Clearing
          Organizations

At December 31, amounts receivable from and payable to broker-dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

  2000                                                     Receivable         Payable
                                                         ------------      ------------
  Deposits for securities borrowed/loaned                  $4,050,621      $108,860,183
  Securities failed to deliver/receive                        406,400           360,448
  Receivable from/payable to correspondents                    61,657         1,619,446
  Receivable from/payable to clearing organizations         2,743,707                --
                                                         ------------      ------------
Total                                                      $7,262,385      $110,840,077
                                                         ============      ============
  1999                                                   Receivable         Payable
                                                         -----------       ------------
  Deposits for securities borrowed/loaned                  $4,773,720      $128,879,331
  Securities failed to deliver/receive                      2,172,210         1,661,703
  Receivable from/payable to correspondents                    56,023         6,745,177
  Receivable from/payable to clearing organizations           715,690            14,177
                                                         ------------      ------------
Total                                                      $7,717,643      $137,300,388
                                                         ============      ============

Securities borrowed and securities loaned represent cash paid or received for securities borrowed or loaned from other broker-dealers. The equivalent value in cash is deposited by the borrower. All open positions are adjusted to market values daily. These deposits approximate the market value of the underlying securities.

Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. At December 31, 2000 the market value of the securities failed to deliver was $405,792 and failed to receive was $341,793. At December 31, 1999 the market value of the securities failed to deliver was $2,249,577 and failed to receive was $1,622,497.

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

Note 7.   Marketable Securities Owned and Securities Sold, Not Yet Purchased

Marketable securities owned and sold, not yet purchased consist of trading and investment securities at quoted market values, as illustrated below:

                                                            Sold, But Not Yet
                                             Owned              Purchased
                                            --------        -----------------
Balances as of December 31, 2000:
  Equity securities                         $322,783          $   97,344
  U.S. government and other securities            --               9,376
                                            --------        -----------------
Total                                       $322,783          $  106,720
                                            ========        =================
Balances as of December 31, 1999:
  Equity securities                         $223,034          $   88,021
  U.S. government and other securities            --               8,883
                                            --------        -----------------
Total                                       $223,034          $   96,904
                                            ========        =================

As a part of its ongoing trading activities the Company may hold derivative financial instruments for trading purposes. These instruments consist of options and warrants and are not used as hedge instruments to reduce financial market risks. The Company does not trade futures, forwards, swaps or any other derivative financial instruments except options and warrants. The Company held no options or warrants at December 31, 2000, and 1999. Trading gains or losses relating to options and warrants are not material to the operations of the Company.

Note 8.   Furniture, Equipment and Leasehold Improvements

The following summarizes the Company's furniture, equipment and leasehold improvements at December 31:

                                                          2000           1999
                                                      -----------    -----------
Furniture and equipment                               $ 9,514,321    $ 7,777,091
Leasehold improvements                                  2,066,918      1,543,135
   Less:  Accumulated depreciation and amortization    (8,040,869)    (6,296,033)
                                                      -----------    -----------
                                                      $ 3,540,370    $ 3,024,193
                                                      ===========    ===========

For the years ended December 31, 2000, 1999 and 1998, occupancy and equipment expense includes depreciation and amortization expense of $1,756,912, $1,348,067 and $1,475,840, respectively.

Note 9.   Notes Payable

JBOC maintains firm and customer financing arrangements with an aggregate borrowing limit approximating $180,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime rates and are fully collateralized by marketable securities. The Company had no such loans outstanding at December 31, 2000 and 1999.

At December 31, notes payable related to customer activity consisted of the following (See Note 12 for discussion of related party notes reclassified to notes payable):

                               Balance at end
                                  of period       a           b             c           d
                               --------------  --------  ------------  -----------  ----------
2000
  Collateralized by:
    Customer securities        $           --        --  $ 88,079,279  $31,688,136         8.9%
    Other                                  --        --         5,749          479         9.5%
                               --------------
                               $           --
                               ==============
1999
  Collateralized by:
    Customer securities        $           --        --  $ 10,500,000   $1,475,000         7.3%
    Other                               5,749       9.5%      130,997       68,373         9.5%
                               --------------
                               $        5,749
                               ==============

a)  Weighted average interest rate at end of period.
b)  Maximum amount outstanding during the period.
c)  Average amount outstanding during the period.
d) Weighted average interest rate during the period. This amount was calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.

Interest expense related to these notes was $2,845,393, $217,447 and $117,557 for the years ended December 31, 2000, 1999 and 1998, respectively.

At December 31, the detail of notes payable is as follows:

                                                             December 31,
                                                         2000          1999
                                                      ----------    ----------
              Demand notes payable (see note 12)      $2,889,375    $2,889,375
              Bank note payable                        4,748,000            --
              Other                                           --         5,749
                                                      ----------    ----------
            Total notes payable                       $7,637,375    $2,895,124
                                                      ----------    ----------

The above bank note payable carries an interest rate of prime plus 1%. Principal payments of $84,000 plus interest are due monthly, with a balloon payment due on September 5, 2002. The note is secured by the common stock of JB Oxford & Company.

Note 10.  Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of $10 par value convertible preferred stock, of which 9,800,000 remain. The preferred shares carry a minimum of a 6% cumulative dividend and have a liquidation preference of $10 per share, any other preference given to be determined by the Board of Directors at the time of issuance. There are no shares of convertible preferred stock currently outstanding.

Note 11.  Income Taxes

The income tax provision in the Consolidated Statements of Operations consists of the following components:


                                        Years Ended December 31,
                                  2000           1999           1998
                              -----------    -----------    -----------
          Current
              Federal         $ 3,185,124    $ 5,901,568    $   440,619
              State             1,065,675      1,721,497        208,047
                              -----------    -----------    -----------
                                4,250,799      7,623,065        648,666
                              -----------    -----------    -----------
          Deferred
              Federal            (407,609)      (424,715)       (79,668)
              State              (158,390)        25,129        (47,747)
                              -----------    -----------    -----------
                                 (565,999)      (399,585)      (127,415)
                              -----------    -----------    -----------
          Total               $ 3,684,800    $ 7,223,480    $   521,251
                              ===========    ===========    ===========

The major components of Deferred tax assets - net, included in the Consolidated Statements of Financial Condition are as follows:

                                                       December 31,
                                                    2000         1999
                                                 ----------  ----------
          Deferred tax assets:
            Bad debts reserve                    $1,473,085  $  839,999
            Depreciation                            301,839      59,209
            Deferred rent                            47,920      51,272
            State taxes                             222,580     528,945
                                                 ----------  ----------
          Total deferred tax assets              $2,045,424   1,479,425
                                                 ----------  ----------

Reconciliations of the provision for income taxes to the expected income tax based on statutory rates are as follows:


                                                                             Years Ended December 31,
                                                                    2000               1999              1998
                                                              ------------------ ------------------ -----------------
Provision (benefit)- Federal statutory rate                        $2,943,716        $6,030,932        $(447,900)
Increase (decrease) in income taxes resulting from:
    State taxes net of Federal tax benefit                            630,008         1,179,894           105,798
    Non cash interest charge                                               --                --           860,200
    Other                                                             111,076            12,654             3,153
                                                              ------------------ ------------------ -----------------
Total                                                              $3,684,800        $7,223,480        $  521,251
                                                              ================== ================== =================

Note 12.  Related Party Transactions

The Company obtained $2,867,500 in demand notes from shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly. The Company has decided to delay payment on the debt in light of the ongoing federal investigation. In 1998 $250,000 was paid on the demand notes. In 1999 $728,125 was forgiven and $1,889,375 was reclassified to notes payable. See Note 15, "Commitments and Contingencies," below.

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

In June 1998, the Company completed the sale of newly issued 9% Secured Convertible Notes in the principal amount of $2,000,000 initially due December 31, 1999, and extended to December 31, 2001. The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3,900,000 in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of the then outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 2001, and they are immediately convertible into common shares. The Company incurred a one-time non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount conversion feature on the debt instruments discussed above. The discount is based on the difference between the conversion ratio and the fair value of the underlying common stock at the time. Management fee expense of $1,020,000, $525,000 and $210,000 was paid to an affiliate of the holders of the new notes in 2000 and 1999 and 1998.

In December 2000, the Company loaned $2,500,000 to a shareholder pursuant to a Promissory Note, payable on or before December 31, 2001. The note bears interest at the rate of nine and one-quarter percent per annum. The note may be prepaid in whole or in part at any time without penalty.

In February 1999, Hareton Sales & Marketing, Inc., the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust") a wholly owned subsidiary, to purchase common stock of the Company. Third Capital Partners, LLC serves as trustee of the Trust, without compensation. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's Common Stock for an average price of $1.25 per share. The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the Trust shares was transferred to the Company in satisfaction of the loan. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc.; and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.

A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 15, "Commitments and Contingencies"). The Company has reclassified the $1,000,000 subordinated loan to notes payable.

The following summarizes loans from shareholders outstanding at December 31:

                                                     2000             1999
  Senior secured convertible notes                  $5,418,696      $5,418,696
      Total                                         $5,418,696      $5,418,696

Related interest expense for 2000, 1999 and 1998 was $489,019, $491,824 and $496,730 for the convertible notes. Interest expense for 1998 was $235,778 for the demand notes. Due to the related party nature and terms of the shareholder loans, the fair market value of such financial instruments cannot be estimated.

Note 13.  Options and Warrants

At December 31, 2000, the Company had three stock option plans, each of which is described below. Under APB Opinion 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

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

SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: expected dividend yield of 0% for all three years; computed volatility of 31%, 28% and 38%, respectively; risk-free interest rates of 5.5%, 6.5% and 6.0%, respectively; and expected life of 5 years, 5 years and 3 to 10 years, respectively. The weighted average fair value of options granted during 2000, 1999 and 1998 was $1.35, $2.82, and $0.78, respectively.

Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                      For The Years Ended December 31,
                                  2000             1999             1998
                              -------------   --------------   -------------
Net income (loss):
   As reported                $   4,973,188   $   10,444,630   $  (1,838,606)
   Pro forma                      4,437,874        9,569,308      (2,624,276)

Basic earnings per share:
   As reported                $        0.35   $         0.73   $       (0.13)
   Pro forma                           0.31             0.67           (0.19)

Diluted earnings per share:
   As reported                $        0.22   $         0.45   $       (0.13)
   Pro forma                           0.20             0.41           (0.19)


A summary of the status of the Company's stock options as of December 31, 2000, 1999, and 1998, and changes during the years ending on those date is presented below:

                                     December 31, 2000           December 31, 1999         December 31, 1998
                                                 Weighted                   Weighted                    Weighted
                                   Shares         average     Shares        average       Shares        average
                                ----------       --------   ----------      -------     ---------       --------
Outstanding at
  beginning of year              2,572,000        $2.74      2,247,500       $1.47        965,000        $1.82
Granted                            660,000         3.60        553,500        7.50      1,685,000         1.29
Exercised                         (105,000)        2.05       (229,000)       1.72             --           --
Forfeited                          (18,500)        4.76             --          --       (402,500)        1.59
                                ----------                  ----------                 ----------
Outstanding at end of
  year                           3,108,500         2.94      2,572,000        2.74      2,247,500         1.47
                                ==========                  ==========                 ==========
Options exercisable at
  year-end                       1,975,156        $2.81      1,177,996       $2.59        600,000        $1.93
Weighted-average fair
  value of options granted
  during the year               $     1.35                  $     2.82                 $     0.78

Information relating to stock options and warrants at December 31, 2000, summarized by exercise price is as follows:

                                      Options Outstanding                           Options Exercisable
                           Number        Weighted-Average  Weighted-Average       Number        Weighted-Average
                       Outstanding at      Contractual      Exercise Price    Exercisable at    Exercise Price
   Exercise Prices        12/31/00            Life                               12/31/00
  ------------------ ------------------- ----------------  ---------------- ------------------- ----------------
         $0.63               25,000              8              $0.63               25,000           $0.63
          1.08               50,000              4               1.08               50,000            1.08
          1.22               50,000              8               1.22               50,000            1.22
          1.31            1,550,000              8               1.31            1,033,333            1.31
          1.78               13,500              7               1.78               13,500            1.78
          1.97               15,000              7               1.97               15,000            1.97
          2.25              150,000              6               2.25              150,000            2.25
          2.32               50,000              7               2.32               50,000            2.32
          3.59              637,000             10               3.59              212,332            3.59
          3.69               21,000              9               3.69                6,996            3.69
          5.31                2,000             10               5.31                  666            5.31
          7.44              530,000              9               7.44              353,329            7.44
          9.00               15,000              8               9.00               15,000            9.00
                     -------------------                                    -------------------
  Total                   3,108,500              6              $2.94            1,975,156           $2.81
                     ===================                                    ===================

Note 14.  Regulatory Requirements

JBOC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the Rule), which requires the maintenance of minimum net capital. JBOC has elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below 5% of aggregate debits.

At December 31, 2000, JBOC had net capital of $28,860,901, which was $23,275,591 in excess of the minimum amount required. At December 31, 1999, JBOC had net capital of $27,491,404, which was $18,699,718 in excess of the minimum amount required.

Note 15.  Commitments and Contingencies

The Company offers its employees participation in a 401(k) savings plan. Eligible employees are able to contribute a portion of their compensation. The Company matches 25% of these contributions up to 6% of the employee's wage. This expense for 2000, 1999, and 1998 amounted to $130,236, $65,042 and $40,799.

The Company has an Employee Stock Ownership Plan which covers employees of the Company. Contributions to the Plan are determined annually by the Board of Directors of the Company. No contributions have been made for the years ended December 31, 2000, 1999, and 1998.

The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which follows:

On February 14, 2000, the Company reached a settlement with the Los Angeles office of the United States Attorney's Office (the "USAO") in connection with the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it agreed to pay a total of $2.0 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. The agreement with the USAO stated that if on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1.0 million or more to the SEC, the USAO has agreed that the Company's obligation to the USAO would be reduced by $500,000. Discussions are ongoing with the USAO regarding extending this agreement, based upon the proposed SEC settlement. On October 12, 2000, the Pacific Regional Office of the SEC advised the Company that it is recommending that the SEC accept the Company's $1.5 million offer to settle the SEC's investigation. If the proposed settlement is accepted, JBOC will also agree to a censure, to refrain from any violations of securities laws, and to take certain actions to ensure continued compliance with federal securities laws. The Company paid $500,000 of the USAO settlement amount in the first quarter of 2000, $500,000 in the first quarter of 2001, and the remainder will be paid in equal annual installments over two years. If the SEC accepts the regional office's recommendation, payments to the USAO and SEC would total $3.0 million. This amount has been accrued and included in accounts payable and accrued liabilities. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000, were as follows:

               Year ending December 31:
                   2001                               $ 2,988,748
                   2002                                 2,774,099
                   2003                                 2,331,116
                   2004                                 1,764,539
                   2005                                 1,441,464
                   Thereafter                           6,511,900
                                                      ------------
                                                      $17,811,866
                                                      ===========

The Company received certain concessions for a lease included above which is being amortized ratably over the lease term. Included in the above commitments is a lease on the Boston office, which the Company has closed. This property has been sublet for terms substantially the same as the original commitment. The Boston office commitment is $42,422 for the year ended December 31, 2001. Rent expense was as follows:

           Year ending December 31:
               2000                                    $2,554,744
               1999                                     2,335,472
               1998                                     2,279,026

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

The Company is a market maker for numerous public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional off-balance sheet risk.

Note 17.  Supplemental Disclosures of Cash Flow Information

                                       2000            1999          1998
  Cash paid during the year for:
    Interest                        $23,715,632    $14,649,676    $14,431,512
    Income taxes                      4,165,627      9,201,400        287,892

Supplemental disclosure of non-cash investing and financing activities:
-----------------------------------------------------------------------
Convertible debt in the amount of $502,615 was converted into common stock during 1999. The Company incurred a non-cash interest charge of $2,530,000 as a result of the discount conversion feature on the subordinated convertible debt instruments issued and re-priced during 1998.

Note 18.  Unaudited Supplemental Quarterly Financial Information

Below is selected quarterly financial data for each fiscal quarter during the years ended December 31, 2000 and 1999. This information should be read in conjunction with the consolidated financial statements included elsewhere herein.

                                                First              Second             Third              Fourth
                                               Quarter            Quarter            Quarter            Quarter
                                        ------------------- ----------------- ------------------- ------------------
2000
Revenues                                    $34,493,672       $25,619,033         $21,141,082        $19,608,174
Income (loss) before taxes                    7,985,496           911,406              51,770           (290,684)
Net income (loss)                             4,555,496           511,406              31,770           (125,484)
Basic earnings per share                           0.32              0.04                0.00              (0.01)
Diluted earnings per share                         0.19              0.02                0.00              (0.01)

1999
Revenues                                    $22,993,599       $26,871,846         $22,914,635        $31,431,701
Income (loss) before taxes                    5,485,433         7,877,762           5,039,715         (1,171,675)
Net Income (Loss) Before
   Extraordinary Item                         3,266,225         4,346,970           2,820,615           (426,055)
Net income (loss)                             3,703,100         4,346,970           2,820,615           (426,055)
Basic Earnings (Loss) Before
   Extraordinary Item                              0.23              0.30                0.20              (0.03)
Basic Earnings (Loss) per share                    0.26              0.30                0.20              (0.03)
Diluted Earnings (Loss) Before
   Extraordinary Item                              0.15              0.18                0.12              (0.03)
Diluted earnings (loss) per share                  0.15              0.18                0.12              (0.03)

                                   PART III

Items 10, 11, 12 and 13.      Directors and Executive Officers of the
Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

The information required by these Items is omitted because the Company will file, by April 28, 2001, a definitive proxy statement pursuant to Regulation 14A, which information, other than the section entitled "Board of Directors Report on Executive Compensation" or matters related to such report contained therein, is incorporated herein by reference as if set out in full.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K

The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:


                                                                                                              Page
                                                                                                            ----------
Report of Independent Public Accountants                                                                           23
Consolidated Statements of Financial Condition December 31, 2000, and 1999                                      24-25
Consolidated Statements of Operations Years Ended December 31, 2000, 1999, and 1998                             26-27
Consolidated Statements of Changes in Shareholders' Equity (Deficit) Years Ended December 31,
  2000, 1999, and 1998                                                                                             28
Consolidated Statements of Cash Flows Years Ended December 31, 2000, 1999, and 1998                                29
Notes to Consolidated Financial Statements                                                                      30-44
Financial Statement Schedule I - Condensed Financial Statements (Parent Company Only)                           47-51
Financial Statement Schedule II - Valuation and Qualifying Accounts                                                52

Listed below are exhibits as required by Item 601 of Regulation S-K:

Exhibit No.                                 Description
-----------                                 -----------

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

3.2 By-Laws of JBOH, as amended November 24, 1998 (incorporated herein by reference to Exhibit 3.2 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC).

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

10.9 Amendment No. 6 to Commercial office lease Agreement between Arden Realty Limited Partnership and JB Oxford & Company, executed as of December 21, 2000, to lease Beverly Hills office space, filed herewith.

10.10 Amendment No. 7 to Commercial office lease Agreement between Arden Realty Limited Partnership and JB Oxford & Company, executed as of March 21, 2001, to lease Beverly Hills office space, filed herewith.

10.11 Commercial office lease Agreement between Kennedy-Wilson Properties, Ltd. and JB Oxford & Company, executed as of January 18, 2001, to lease Beverly Hills office space, filed herewith.

10.12 Extension Agreement dated December 13, 2000, between the Company and Third Capital Partners, LLC, extending the maturity date of the 9% Senior Secured Convertible Note in the principal amount of $3,418,969

10.13 Extension Agreement dated December 13, 2000, between the Company and Third Capital Partners, LLC, extending the maturity date of the 9% Secured Convertible Note in the principal amount of $2,000,000, filed herewith.

28       Employee Stock Ownership Plan (incorporated herein by reference to
         Exhibit 28 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the SEC).

Reports on Form 8-K

During the fourth quarter, the Company did not file a Report on Form 8-K.

       Schedule I. Condensed Financial Information (Parent Company Only)

          JB Oxford Holdings, Inc. Statements of Financial Condition


                                                                            December 31,
                                                                        2000            1999
                                                                    ------------    --------
Assets:
  Cash and cash equivalents                                         $  1,043,744    $    917,591
  Investment in subsidiaries                                          40,623,388      34,945,111
  Receivables from subsidiaries                                        5,498,684       2,970,570
  Note receivable                                                      2,500,000              --
  Income taxes receivable                                                989,308       1,012,881
  Deferred income taxes                                                2,045,424       1,479,425
  Other assets                                                           606,540         630,384
                                                                    ------------    ------------
  Total assets                                                      $ 53,307,088    $ 41,955,962
                                                                    ============    ============
Liabilities and shareholders' equity:
   Liabilities:
     Accounts payable and accrued liabilities                       $  3,419,984    $  3,229,575
     Net payables to subsidiaries                                      7,939,390       5,041,819
     Loans from shareholders                                           5,418,696       5,418,696
     Notes payable                                                     6,637,375       1,895,124
                                                                    ------------    ------------
   Total liabilities                                                  23,415,445      15,585,214
                                                                    ------------    ------------
   Commitments and contingencies (note 5)
   Shareholders' equity:
     Common stock  ($.01 par value 100,000,000 shares authorized;
      15,193,226 and 15,088,226 shares issued)                           151,932         150,882
     Additional paid-in capital                                       16,446,381      16,232,281
     Retained earnings                                                15,745,478      10,772,290
     Treasury stock, 1,138,140 and 704,040 shares at cost             (2,452,148)       (784,705)
                                                                    ------------    ------------
   Total shareholders' equity                                         29,891,643      26,370,748
                                                                    ------------    ------------
   Total liabilities and shareholders' equity                       $ 53,307,088    $ 41,955,962
                                                                    ============    ============

          See accompanying notes to Condensed Financial Information.

               JB Oxford Holdings, Inc. Statements of Operations


                                                              For The Years Ended December 31
                                                           2000             1999            1998
                                                       ------------    ------------    ------------
Revenues                                               $  4,550,797    $  3,060,012    $  1,608,053
                                                       ------------    ------------    ------------
Expenses
   General and administrative                             4,846,650       3,527,983       2,400,291
   Interest expense                                         791,046         683,652         736,668
   Bad debt and settlement expense                           65,875       2,378,756          46,014
                                                       ------------    ------------    ------------
   Total expenses                                         5,703,571       6,590,391       3,182,973
                                                       ------------    ------------    ------------
  Income (loss) before equity interest in subsidiary
    income                                               (1,152,774)     (3,530,379)     (1,574,920)

  Equity interest in subsidiary income                    9,810,762      20,761,614       2,787,565
                                                       ------------    ------------    ------------
  Income before income taxes and extraordinary item       8,657,988      17,231,235       1,212,645
    Non cash interest charge                                     --              --       2,530,000
    Income tax provision                                  3,684,800       7,223,480         521,251
                                                       ------------    ------------    ------------
  Income (loss) before extraordinary item                 4,973,188      10,007,755      (1,838,606)
   Extraordinary Item:
   Forgiveness of debt, net of taxes                             --         436,875              --
                                                       ------------    ------------    ------------
   Net income (loss)                                   $  4,973,188    $ 10,444,630    $ (1,838,606)
                                                       ============    ============    ============

               JB Oxford Holdings, Inc. Statements of Cash Flows


                                                           For The Years Ended December 31
                                                           2000           1999           1998
                                                       -----------    -----------    -----------
Net cash provided by (used in) operating activities    $  (358,191)   $   465,114    $  (106,463)
                                                       -----------    -----------    -----------
Cash flows from investing activities:

  Investment in subsidiaries                              (225,000)            --             --
  Notes receivable                                      (2,500,000)            --             --
  Capital expenditures                                     (80,614)      (255,769)      (266,588)
                                                       -----------    -----------    -----------
Net cash (used in) investing activities                 (2,805,614)      (255,769)      (266,588)
                                                       -----------    -----------    -----------
Cash flows from financing activities:

  Notes payable                                          4,742,251       (125,248)        97,407
  Loans from shareholders                                       --             --      1,250,000
  Issuance of stock                                        215,150        393,820             --
  Purchase of treasury stock                            (1,667,443)      (586,925)      (197,780)
                                                       -----------    -----------    -----------
Net cash provided by (used in) financing activities      3,289,958       (318,353)     1,149,627
                                                       -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents       126,153       (109,008)       776,576
Cash and cash equivalents at beginning of year             917,591      1,026,599        250,023
                                                       -----------    -----------    -----------
Cash and cash equivalents at end of year               $ 1,043,744    $   917,591    $ 1,026,599
                                                       ===========    ===========    ===========

          See accompanying notes to Condensed Financial Information.

        JB Oxford Holdings, Inc. Notes to Condensed Financial Information

Note 1.  Basis of Presentation

The parent company only financial statements present JB Oxford Holdings, Inc.'s statements of financial condition, operations and cash flows by accounting for the investment in its consolidated subsidiaries using the equity method.

The accompanying condensed financial information should be read with the consolidated financial statements and notes to the consolidated financial statements.

Note 2.  Revenues

The Company receives substantially all of its revenues from its subsidiaries. Management fees of $3,050,000, $1,650,000 and $1,200,000 were received from JBOC in 2000, 1999 and 1998, respectively. The balance of the revenues for 2000, 1999 and 1998 consists of rents received from subsidiaries for office space and furniture and equipment.

Note 3.  Restrictions on the Transfer of Funds from Subsidiary to the Parent

JBOC, as part of its normal broker-dealer activity has minimum capital requirements as imposed by regulatory agencies which restricts the amount of funds that can be transferred to the Parent Company. See Note 14 to the consolidated financial statements for discussion of these requirements.

Note 4.  Loans from Shareholders

The Company obtained $2,867,500 in demand notes from shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 15, "Commitments and Contingencies," to the consolidated financial statements).

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

In June 1998, the Company completed the sale of newly issued 9% Secured Convertible Notes in the principal amount of $2,000,000 initially due December 31, 1999, and extended to December 31, 2000. The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3,900,000 in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 2000, and they are immediately convertible into common shares. The Company incurred a one-time non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount conversion feature on the debt instruments discussed above. The discount is based on the difference between the conversion ratio and the fair value of the underlying common stock at the time. Management fee expense of $525,000 and $210,000 was paid to an affiliate of the holders of the new notes in 1999 and 1998.

In February 1999, Hareton Sales & Marketing, Inc., the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised it right to convert this debt into common stock of the Company and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust"), a wholly owned subsidiary, to purchase common stock of the Company. Third Capital Partners, LLC serves as trustee of the Trust, without compensation. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's Common Stock for an average price of $1.25 per share. The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the Trust shares was transferred to the Company in satisfaction of the loan. Concurrent with the transaction, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc.; and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.

A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 15, "Commitments and Contingencies," to the consolidated financial statements). The Company has reclassified the $1,000,000 subordinated loan and $1,889,375 in demand shareholder notes to notes payable.

The following summarizes loans from shareholders outstanding at December 31:

                                             2000             1999
                                          ----------       ----------
  Senior secured convertible notes        $5,418,696       $5,418,696
  Demand shareholder notes                        --               --
                                          ----------       ----------
      Total                               $5,418,696       $5,418,696
                                          ----------       ----------

Related interest expense for 2000, 1999 and 1998 was $489,019, $491,824and $496,730 for the convertible notes. Interest expense for 1998 was $235,778 for the demand notes. Due to the related party nature and terms of the shareholder loans, the fair market value of such financial instruments cannot be estimated.

Note 5. Commitments and Contingencies

The Company is a defendant in several lawsuits and arbitrations, which arose during the normal course of its business. Management intends to vigorously contest these matters and does not believe the ultimate outcome of these matters, if any, will have a material adverse effect on the financial condition or the results of operations of the Company.

On February 14, 2000, the Company reached a settlement with the Los Angeles office of the United States Attorney's Office (the "USAO") in connection with the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it agreed to pay a total of $2.0 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. The agreement with the USAO stated that if on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1.0 million or more to the SEC, the USAO has agreed that the

Company's obligation to the USAO would be reduced by $500,000. Discussions are ongoing with the USAO regarding extending this agreement, based upon the proposed SEC settlement. On October 12, 2000, the Pacific Regional Office of the SEC advised the Company that it is recommending that the SEC accept the Company's $1.5 million offer to settle the SEC's investigation. If the proposed settlement is accepted, JBOC will also agree to a censure, to refrain from any violations of securities laws, and to take certain actions to ensure continued compliance with federal securities laws. The Company paid $500,000 of the USAO settlement amount in the first quarter of 2000, $500,000 in the first quarter of 2001, and the remainder will be paid in equal annual installments over two years. If the SEC accepts the regional office's recommendation, payments to the USAO and SEC would total $3.0 million. This amount has been accrued and included in accounts payable and accrued liabilities. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company.

The ultimate outcome of these uncertainties discussed above is unknown. Moreover, due to the nature of arbitration matters, it is impossible to predict the ultimate outcome and/or range of loss. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2000, were as follows:

              Year ending December 31:
                  2001                          613,437
                  2002                          477,464
                  2003                          256,659
                  2004                           12,064
                  2005                               --
                  Thereafter                         --
                                             ----------
              Total                          $1,359,624
                                             ==========

                Schedule II - Valuation and Qualifying Accounts

                                                        Additions
                                         Balance at     charged to                 Balance at
                                        beginning of    costs and                    end of
                                           period       expenses     Deductions      period
2000
Allowance for:
  Receivable from customers             $ 1,601,178   $ 1,524,655   $  (548,382)   $ 2,577,451
1999
Allowance for:
  Receivable from broker/ dealers and
   clearing organizations               $ 2,103,802   $        --   $(2,103,802)   $        --
  Receivable from customers               5,354,864     1,829,102    (5,582,788)     1,601,178
  Other Receivables                       1,979,793            --    (1,979,793)            --
1998
Allowance for:
  Receivable from broker/ dealers and
   clearing organizations               $ 2,103,802   $        --   $        --    $ 2,103,802
  Receivable from customers               4,957,781     2,019,454    (1,622,371)     5,354,864
  Other Receivables                       1,979,793            --            --      1,979,793

Deductions represent amounts written off.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JB Oxford Holdings, Inc.



  /s/ Christopher L. Jarratt
-------------------------------
Christopher L. Jarratt,
Chairman of the Board and
Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of JB Oxford Holdings, Inc. and in the capacities and on the date indicated:

  /s/ Christopher L. Jarratt               /s/James G. Lewis
--------------------------------      ---------------------------------
Christopher L. Jarratt                James G. Lewis, President, Chief Operating
Chairman of the Board and             Officer and Director
Chief Executive Officer



/s/ Michael J. Chiodo                       /s/Mark M. Grossi
---------------------                 -----------------------------
Michael J. Chiodo                     Mark M. Grossi, Director
Chief Financial Officer, Treasurer,
Chief Accounting Officer

                                            /s/David G. Mahood
                                      ----------------------------
                                      David G. Mahood, Director

March 29, 2001