Form 10-Q
period 2001-03-31
JB OXFORD HOLDINGS INC
filed 2001-05-15
CIK 816330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-16240

                            JB OXFORD HOLDINGS, INC.
-------------------------------------------------------------------------------
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

         Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months; and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 5, 2001, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 14,055,086.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          March 31, 2001        December 31,
                                                                            (Unaudited)             2000
                                                                          --------------        ------------
ASSETS:

Cash and cash equivalents (including securities purchased under
  agreements to resell of $79,969 and $2,541,193)                          $ 10,061,459         $  8,004,000

Cash and cash equivalents segregated under federal and other regulations (including securities purchased under agreements
  to resell of $61,693,243 and $33,274,048)                                  66,021,292           37,544,690

Receivable from broker-dealers and clearing organizations                    48,965,259            7,262,385

Receivable from customers (net of allowance for doubtful
  accounts of $2,402,494 and $2,577,451)                                    179,208,499          278,511,536

Other receivables                                                             2,070,872            2,101,578

Marketable securities owned - at market value                                   549,458              322,783

Notes receivable                                                              2,500,000            2,500,000

Furniture, equipment, and leasehold improvements (at cost -
  net of accumulated depreciation and amortization of
  $8,467,009 and $8,040,869)                                                  3,252,987            3,540,370

Income taxes receivable                                                       1,744,611              989,308

Deferred income taxes                                                         1,970,425            2,045,424

Clearing deposits                                                             6,559,627            7,871,717

Other assets                                                                  4,198,509            1,560,258
                                                                           ------------         ------------

TOTAL ASSETS                                                               $327,102,998         $352,254,049
                                                                           ============         ============

          See accompanying notes to Consolidated Financial Statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             March 31, 2001          December 31,
                                                                              (Unaudited)                2000
                                                                             --------------         -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

  LIABILITIES:

    Payable to broker-dealers and clearing organizations                     $ 101,707,878          $ 110,840,077

    Payable to customers                                                       175,565,107            188,061,388

    Securities sold, not yet purchased - at market value                            50,257                106,720

    Accounts payable and accrued liabilities                                     7,887,166             10,298,150

    Loans from shareholders                                                      5,418,696              5,418,696

    Notes payable                                                                7,385,375              7,637,375
                                                                             -------------          -------------

  TOTAL LIABILITIES                                                            298,014,479            322,362,406
                                                                             -------------          -------------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:

    Common stock  ($.01 par value, 100,000,000 shares authorized;
      15,193,226 shares issued)                                                    151,932                151,932

    Additional paid-in capital                                                  16,446,381             16,446,381

    Retained earnings                                                           14,942,354             15,745,478

    Treasury stock at cost, 1,138,140 shares                                    (2,452,148)            (2,452,148)
                                                                             -------------          -------------

  TOTAL SHAREHOLDERS' EQUITY                                                    29,088,519             29,891,643
                                                                             -------------          -------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 327,102,998          $ 352,254,049
                                                                             =============          =============

          See accompanying notes to Consolidated Financial Statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      For The Three Months Ended
                                                              March 31,
                                                 ---------------------------------
                                                     2001                  2000
                                                 ------------          -----------
REVENUES:
  Clearing and execution                         $  1,325,178          $ 3,277,087
  Trading profits                                   1,367,781            5,434,825
  Commissions                                       4,688,371           15,087,163
  Interest                                          5,591,836           10,323,455
  Other                                               293,487              371,142
                                                 ------------          -----------
    Total Revenues                                 13,266,653           34,493,672
                                                 ------------          -----------
EXPENSES:
  Employee compensation                             2,779,267            3,683,492
  Commission expense                                1,398,857            6,048,695
  Clearing and floor brokerage                        635,640              890,301
  Communications                                    1,318,649            1,995,329
  Occupancy and equipment                           1,317,012            1,534,978
  Interest                                          3,165,495            5,499,174
  Data processing charges                           1,409,559            2,679,040
  Professional services                             1,229,804            1,031,943
  Promotional                                         600,235            1,983,545
  Bad debts                                           237,771              532,930
  Other operating expenses                            587,488              628,749
                                                 ------------          -----------
    Total Expenses                                 14,679,777           26,508,176
                                                 ------------          -----------
 Income (loss) before income taxes                 (1,413,124)           7,985,496
   Income tax provision (benefit)                    (610,000)           3,430,000
                                                 ------------          -----------
  NET INCOME (LOSS)                              $   (803,124)         $ 4,555,496
                                                 ============          ===========

  Basic Net Income (Loss) Per Share              $      (0.06)         $      0.32
                                                 ============          ===========
  Diluted Net Income (Loss) Per Share            $      (0.06)         $      0.19
                                                 ============          ===========

  Weighted average number of shares
    Basic                                          14,055,086           14,384,186
    Diluted                                        14,055,086           23,739,204

          See accompanying notes to Consolidated Financial Statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For The Three Months Ended
                                                                                          March 31,
                                                                             ----------------------------------
                                                                                 2001                  2000
                                                                             ------------          ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                                          $   (803,124)         $  4,555,496
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                               426,140               430,966
      Deferred rent                                                               (48,089)              (28,455)
      Provision for bad debts                                                     237,771               532,930
      Provision (benefit) for deferred taxes                                       74,999               (95,000)
      Changes in assets and liabilities:
        Cash segregated under federal and other regulations                   (28,476,602)           21,357,898
        Receivable from broker-dealers and clearing organizations             (41,702,874)             (662,459)
        Receivable from customers                                              99,065,266          (202,244,378)
        Other receivables                                                          30,706               (72,131)
        Securities owned                                                         (226,675)             (146,075)
        Clearing deposits                                                       1,312,090            (2,013,371)
        Other assets                                                             (238,251)              (99,720)
        Payable to broker-dealers and clearing organizations                   (9,132,199)           93,799,397
        Payable to customers                                                  (12,496,281)           (3,699,574)
        Securities sold not yet purchased                                         (56,463)               53,893
        Accounts payable and accrued liabilities                               (2,362,895)            6,926,815
        Income taxes payable/receivable                                          (755,303)            3,403,430
                                                                             ------------          ------------
Net cash provided by (used in) operating activities                             4,848,186           (78,000,338)
                                                                             ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits with third parties                                                  (2,400,000)                   --
  Capital expenditures                                                           (138,757)             (521,711)
                                                                             ------------          ------------
Net cash used in investing activities                                          (2,538,757)             (521,711)
                                                                             ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                                    (252,000)               (5,749)
  Advances on short term borrowing                                                     --            75,198,831
                                                                             ------------          ------------
Net cash provided by (used in) financing activities                              (252,000)           75,193,082
                                                                             ------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            2,057,459            (3,328,967)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE QUARTER                           8,004,000             6,023,095
                                                                             ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF THE QUARTER                              $ 10,061,459          $  2,694,128
                                                                             ============          ============

          See accompanying notes to Consolidated Financial Statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q

         In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries (the "Company") for the periods presented. The accompanying financial information should be read in conjunction with the Company's 2000 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.

NOTE 2.  EARNINGS PER SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                                          For The Three Months Ended
                                                                                   March 31,
                                                                           2001                  2000
                                                                       ------------          ------------
BASIC EARNINGS PER SHARE
  Net income (loss)                                                    $   (803,124)         $  4,555,496
                                                                       ------------          ------------
  Income available to common stockholders (numerator)                  $   (803,124)         $  4,555,496
                                                                       ============          ============
  Weighted average common shares outstanding (denominator)               14,055,086            14,384,186
                                                                       ============          ============
  Basic Earnings Per Share                                             $      (0.06)         $       0.32
                                                                       ============          ============

DILUTED EARNINGS PER SHARE

  Net income (loss)                                                    $   (803,124)         $  4,555,496
  Interest on convertible debentures, net of income tax                          --                72,952
                                                                       ------------          ------------
  Income available to common stockholders plus assumed
    conversions (numerator)                                            $   (803,124)         $  4,628,448
                                                                       ============          ============
  Weighted average common shares outstanding                             14,055,086            14,384,186
  Weighted average options outstanding                                           --             2,018,500
  Weighted average convertible debentures                                        --             7,740,994
  Stock acquired with option proceeds                                            --              (404,476)
                                                                       ------------          ------------
  Weighted average common shares and assumed conversions
  outstanding (denominator)                                              14,055,086            23,739,204
                                                                       ============          ============
  Diluted Earnings Per Share                                           $      (0.06)         $       0.19
                                                                       ============          ============

         The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions would have been used, the fully diluted shares outstanding for the quarter ended March 31, 2001 would be 22,372,048.

         Options to purchase 553,500 shares of common stock at March 31, 2000, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period. The options carry exercise prices ranging from $0.63 to $9.00 at March 31, 2001 and 2000. Options to purchase 3,106,250 shares of common stock at March 31, 2001 expire at various dates through July 7, 2010.

NOTE 3.  REGULATORY REQUIREMENTS

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

         At March 31, 2001, JBOC had net capital of $26,563,444, which was 14.6% of aggregate debit items and $22,930,940 in excess of the minimum amount required. At December 31, 2000, JBOC had net capital of $28,860,901, which was 10.3% of aggregate debit items and $23,275,591 in excess of the minimum amount required.

         Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount of $61,693,243 and $33,274,048 at March 31, 2001 and December 31, 2000,
respectively. Securities purchased are U.S. Treasury instruments having a market value of approximately 102% of cash tendered.

NOTE 4.  CONTINGENT LIABILITIES

         The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which follows:

         On February 14, 2000, the Company reached a settlement with the Los Angeles office of the United States Attorney's Office (the "USAO") in connection with the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it agreed to pay a total of $2.0 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. The agreement with the USAO stated that if on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1.0 million or more to the SEC, the USAO has agreed that the Company's obligation to the USAO would be reduced by $500,000. Discussions are ongoing with the USAO regarding extending this agreement, based upon the proposed SEC settlement. On October 12, 2000, the Pacific Regional Office of the SEC advised the Company that it is recommending that the SEC accept the Company's $1.5 million offer to settle the SEC's investigation. If the proposed settlement is accepted, JBOC will also agree to a censure, to refrain from any violations of securities laws, and to take certain actions to ensure continued compliance with federal securities laws. The Company paid $500,000 of the USAO settlement amount in the first quarter of 2000, $500,000 in the first quarter of 2001, and the remainder will be paid in equal annual installments over two years. If the SEC accepts the regional office's recommendation, and if the USAO extends its agreement to reduce the obligation to the USAO, payments to the USAO and SEC would total $3.0 million. This amount has been accrued and included in accounts payable and accrued liabilities. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company.

NOTE 5.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                          For The Three Months Ended March 31,
                                                          ------------------------------------
                                                             2001                      2000
                                                          ----------                ----------
Supplemental Disclosures of Cash Flow Information
  Cash paid during the quarter for:
    Interest                                              $3,152,252                $5,437,874
    Income taxes                                              70,000                   120,500

NOTE 6.  COMPREHENSIVE INCOME

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

Discount and Electronic Brokerage Services

JBOC provides a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. The Company continues to upgrade and improve its brokerage technologies in order to provide its customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to its trading capabilities, the Company's Internet site (www.jboxford.com) provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information.

Management believes that the Company can recover from the volume declines in the market and grow its discount and electronic brokerage division in the latter quarters of 2001, due in part to the Company's ability to provide high quality, flexible, and customer-sensitive responses and services. The Company continually upgrades computer systems and services within each of its divisions to utilize and take advantage of the most recent technological developments.

Clearing and Execution Services

JBOC is self-clearing and provides clearing and execution services to independent broker-dealers. The clearing business offers a high return on capital, and management believes that by careful selection and monitoring of the Company's correspondents, this business segment will remain profitable.

Market Making Activities

In order to facilitate the execution of security transactions for its own customers and the customers of its correspondents, JBOC acts as a market maker for approximately 550 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The number of companies in which JBOC acts as a market maker fluctuates depending upon various factors, including trading volume and the number of employees in a trading capacity. The Company's market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. ("NASD") regarding best execution.

Results of Operations

Revenues

The Company's total revenues were $13,266,653 in the first quarter 2001, a decrease of 62% from $34,493,672 in the first quarter of 2000. The primary reason for the decrease was a decline in commission revenue of 69% to $4,688,371 in the current quarter from $15,087,163 in the first quarter of 2000. Additionally, interest revenue decreased 46% to $5,591,836 in the first quarter of 2001 from $10,323,455 in the first quarter of 2000. Trading profits decreased 75% to $1,367,781 in the first quarter of 2001 from $5,434,825 in the first quarter of 2000.

Commission revenue decreased $10,398,792 or 69% to $4,688,371 in the first quarter 2001 compared to $15,087,163 in the first quarter of 2000. This decline is the direct result of the decline in trading volume, which is down 59% in the first quarter of 2001 compared to the first quarter of 2000, as the entire industry experiences decreased volume in the current downtrending market. For 2001, the Company anticipates commission revenue will track the overall trading volumes within the industry. The Company intends to look for opportunities to grow its business through acquisitions of accounts from compatible discount and on-line brokerage operations of other firms. There can be no assurance that the Company will complete any acquisitions, or if completed, that it will be successful.

Interest revenues decreased $4,731,619 or 46% to $5,591,836 in the first quarter 2001 compared to $10,323,455 in the first quarter of 2000. Net interest income decreased 50% from $4,824,281 in the first quarter 2000 to $2,426,341 in the first quarter 2001. The changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. The decline in margin balances has been the most significant factor for the decrease.

The decrease in trading profits resulted from a decrease in trading volume from the Company's discount and on-line brokerage operations. Management anticipates trading profits will continue to track the volumes of the discount and on-line brokerage operation for 2001, however, management is also exploring new sources of order flow for the Company to utilize.

Clearing and execution revenues decreased $1,951,909 or 60% to $1,325,178 in the first quarter 2001 compared to $3,277,087 in the first quarter of 2000. The decrease represents the decrease in correspondent trades cleared by the Company and the trend tracks the overall volume trend of the industry.

Expenses

Expenses totaled $14,679,777 for the first quarter of 2001, a decrease of 45% from $26,508,176 in the first quarter of 2000. The decrease in expenses from 2000 is primarily a result of the decline in trading volume in the Company's discount and on-line brokerage divisions. The decrease also reflects the impact of cost containment measures taken by management during the past year. Many of the Company's expenses, including commission expense, interest expense, and data processing charges are directly related to commission revenues, interest revenues and trading revenues, which are all down from the first quarter of 2000. Data processing expense decreased 47% to $1,409,559 in the first quarter of 2001 from $2,679,040 in the first quarter of 2000. This decrease is the result of decline in commission and trading volumes.

Commission expense decreased by 77% in the first quarter of 2001 to $1,398,857 from $6,048,695 in the first quarter of 2000. Interest expense decreased 42% to $3,165,495 in the first quarter of 2001 from $5,499,174 in the first quarter of 2000. These decreases are in line with the revenue decreases discussed above, where commission revenue decreased 69% and interest revenue decreased 46%.

Promotional expenses decreased $1,383,310 or 70% to $600,235 in the first quarter of 2001 from $1,983,545 in the first quarter of 2000. These costs have decreased as management has decreased its television ads. Management believes it is currently more efficient to increase accounts through acquisition rather than growing accounts from advertising.

Management continues to examine ways to contain costs and improve efficiencies. Through targeted workforce reduction and attrition, the Company reduced its total workforce by 16% and its salaried workforce by 15% at March 31, 2001. The Company will continue to seek ways to cut costs and increase revenues.

Liquidity and Capital Resources

The Company finances its growth through the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions with an aggregate borrowing availability approximating $180,000,000 as of March 31, 2001. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates. Certain of these credit facilities are subject to financial covenants and restrictions which could limit the amount the Company could borrow at any given time in the event of changes in financial ratios and continuing losses.

The majority of the Company's corporate assets at March 31, 2001, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 3, "Regulatory Requirements," to the financial statements for regulatory requirements of the Company.

The Company currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements at least through the end of 2001 and for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, or in the event losses continue or future positive cash flow is not realized, the Company may need to raise additional funds. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company's existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company's common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to the Company.

Liquidity at March 31, 2001

The Company's cash position increased during the first quarter of 2001 by $2,057,459 to $10,061,459. This compares with a net decrease in cash and cash equivalents of $3,328,967 in the first quarter of 2000. The fluctuation in the Company's cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

Cash Flows From Operating Activities

Net cash provided by operating activities was $4,848,186 for the first quarter of 2001, compared to cash of $78,000,338 used in operations during the first quarter of 2000. The Company's net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

During the first quarter of 2001, the most significant source of cash was the decrease in receivables from customers of $99,065,266. This source of cash was used in part by the increase in stock borrowed, which is reflected in the increase of receivables from broker-dealers and clearing organizations of $41,702,874. Additional cash was used through an increase in cash segregated under federal and other regulations of $28,476,602, and a decrease of $12,496,281 in payables to customers.

Cash Flows Used In Investing Activities

The net cash used in investing activities during the first quarter of 2001 was $2,538,757 compared with $521,711 during the same quarter of 2000. The Company has deposited $2,400,000 into escrow with third parties. The remaining $138,757 of cash uses are a direct result of capital expenditures made by the Company during the first quarter of 2001 as compared to $521,711 for the first quarter of 2000. The Company presently has no plans to open additional offices and no significant commitments for capital expenditures, therefore, the Company's requirement for capital resources is not material to the business as a whole. The Company continues to look for opportunity to grow its business through acquisition and if acquisitions are made, the Company may expend its resources on an investment in such an acquisition.

Cash Flows From Financing Activities

Financing activities used cash of $252,000 in the first quarter of 2001, compared to $75,198,831 cash provided by financing activities in the first quarter of 2000. The cash used in 2001 was for the repayment of notes payable of $252,000 compared to $5,749 for the first quarter of 2000. The source of cash provided in 2000 was the proceeds from short term loans in the amount $75,198,831. These loans are used to finance the growth in the receivables from customers and are secured by securities held in the customers accounts.

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

In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively. All other provisions of the Statement were adopted as of March 31, 2001. The adoption of SFAS No. 140 did not have an impact on the financial condition or results of operations of the Company.

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, particularly under Items 2 and 3, as well as certain information provided periodically in writing or orally by us, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements.

You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading "Business Overview - Forward Looking Statements and Risk Factors," in our Form 10-K for the year ended December 31, 2000 before making an investment decision in the Company. These risks include, among others, the following:

- inability to generate positive cash flows and continuance of, or increased, negative cash flows;

- the significant demands on our resources as a result of our rapidly evolving business;

- any lack of demand or market acceptance as a result of the market for discount and electronic brokerage services being at an early stage of development;

- the U.S. securities markets are subject to rapid and significant fluctuation in both value and volume;

- our clearing operations expose us to risks that exceed the simple risk of loss of business;

-        possible delays in the introduction of new services and products;

-        increased competition;

-        any adverse effect caused by government regulation;

-        any inability to meet net capital requirements;

- any inability to successfully identify, fund or integrate future acquisitions;

- any significant loss of customers or inability to generate new customers;

-        systems failures; and

-        stock price volatility.

These risks and uncertainties are not the only ones facing the Company and there may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, these risks could have a materially adverse affect on our business, financial condition or results of operations. In that case, the trading price of our stock could decline, and you may lose all or part of your investment. We undertake no obligation to publicly update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

Equity Price Risk

JBOC acts as a market maker for approximately 550 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiaries are a party to a number of pending legal or administrative proceedings, including suits involving various customers that allege damages arising as a result of brokerage transactions by the Company. All of the legal and administrative proceedings have arisen in the ordinary conduct of its business. Those that may have a significant impact on the Company have been disclosed in previous filings, the most significant of which follows:

         On February 14, 2000, the Company reached a settlement with the Los Angeles office of the United States Attorney's Office (the "USAO") in connection with the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it agreed to pay a total of $2.0 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. The agreement with the USAO stated that if on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1.0 million or more to the SEC, the USAO has agreed that the Company's obligation to the USAO would be reduced by $500,000. Discussions are ongoing with the USAO regarding extending this agreement, based upon the proposed SEC settlement. On October 12, 2000, the Pacific Regional Office of the SEC advised the Company that it is recommending that the SEC accept the Company's $1.5 million offer to settle the SEC's investigation. If the proposed settlement is accepted, JBOC will also agree to a censure, to refrain from any violations of securities laws, and to take certain actions to ensure continued compliance with federal securities laws. The Company paid $500,000 of the USAO settlement amount in the first quarter of 2000, $500,000 in the first quarter of 2001, and the remainder will be paid in equal annual installments over two years. If the SEC accepts the regional office's recommendation, and if the USAO extends its agreement to reduce the obligation to the USAO, payments to the USAO and SEC would total $3.0 million. This amount has been accrued and included in accounts payable and accrued liabilities. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company. There can be no assurances that this matter will be settled as set forth above in which event the Company's obligations could exceed the amount accrued.

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

(b)      Reports on Form 8-K.

         During the second quarter, the Company did not file a Report on Form
8-K.

         Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB Oxford Holdings, Inc.



/s/ Michael J. Chiodo

Michael J. Chiodo
Chief Financial Officer


May 15, 2001