Form 10-Q
period 2001-06-30
JB OXFORD HOLDINGS INC
filed 2001-08-14
CIK 816330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 10, 2001, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 14,055,086.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                      June 30, 2001           December 31,
                                                                                       (Unaudited)               2000
                                                                                      -------------           ------------

ASSETS:
  Cash and cash equivalents (including securities purchased under
   agreements to resell of $98,443 and $2,541,193)                                    $  2,995,364            $  8,004,000

  Cash and cash equivalents segregated under federal and other regulations
   (including securities purchased under agreements to
   resell of $46,224,832 and $33,274,048)                                               50,896,763              37,544,690

  Receivable from broker-dealers and clearing organizations                            120,914,634               7,262,385

  Receivable from customers (net of allowance for doubtful accounts of
   $2,428,788 and $2,577,451)                                                          172,966,590             278,511,536

  Other receivables                                                                      2,259,635               2,101,578

  Marketable securities owned - at market value                                            385,799                 322,783

  Notes receivable                                                                       2,500,000               2,500,000

  Furniture, equipment, and leasehold improvements (at cost - net of accumulated depreciation and amortization of $8,860,942
   and $8,040,869)                                                                       3,418,029               3,540,370

  Income taxes receivable                                                                2,608,611                 989,308

  Deferred income taxes                                                                  1,983,425               2,045,424

  Clearing deposits                                                                      6,561,483               7,871,717

  Other assets                                                                           4,172,583               1,560,258
                                                                                      ------------            ------------

  TOTAL ASSETS                                                                        $371,662,916            $352,254,049
                                                                                      ============            ============

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              June 30, 2001             December 31,
                                                                               (Unaudited)                  2000
                                                                              -------------             -------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

   LIABILITIES:

     Payable to broker-dealers and clearing organizations                     $ 131,589,575             $ 110,840,077

     Payable to customers                                                       192,354,840               188,061,388

     Securities sold, not yet purchased - at market value                            87,709                   106,720

     Accounts payable and accrued liabilities                                     7,160,170                10,298,150

     Loans from shareholders                                                      5,418,696                 5,418,696

     Notes payable                                                                7,133,375                 7,637,375
                                                                              -------------             -------------

   TOTAL LIABILITIES                                                            343,744,365               322,362,406
                                                                              -------------             -------------

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY:

     Common stock  ($.01 par value, 100,000,000 shares authorized;
      15,193,226 shares issued)                                                     151,932                   151,932

     Additional paid-in capital                                                  16,446,381                16,446,381

     Retained earnings                                                           13,772,386                15,745,478

     Treasury stock 1,138,140 shares, at cost                                    (2,452,148)               (2,452,148)
                                                                              -------------             -------------

   TOTAL SHAREHOLDERS' EQUITY                                                    27,918,551                29,891,643
                                                                              -------------             -------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 371,662,916             $ 352,254,049
                                                                              =============             =============

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         For The Six Months Ended
                                                               June 30,
                                                  ------------------------------------
                                                      2001                     2000
                                                  ------------             -----------
REVENUES:
   Commissions                                    $  8,020,364             $23,787,094
   Interest                                          9,658,455              20,826,480
   Trading profits                                   2,218,386               9,792,012
   Clearing and execution                            2,335,421               4,909,977
   Other                                               456,057                 797,142
                                                  ------------             -----------

   Total revenues                                   22,688,683              60,112,705
                                                  ------------             -----------

EXPENSES:
   Employee compensation                             4,978,750               7,401,167
   Commission expense                                2,199,821               9,666,722
   Clearing and floor brokerage                      1,124,007               1,682,844
   Communications                                    2,517,443               4,091,019
   Occupancy and equipment                           2,839,808               3,040,972
   Interest                                          5,355,973              12,269,505
   Data processing charges                           2,076,716               4,920,740
   Professional services                             2,525,941               2,297,655
   Promotional                                         886,404               3,703,286
   Bad debts                                           506,536                 916,114
   Other operating expenses                          1,137,376               1,225,779
                                                  ------------             -----------

   Total expenses                                   26,148,775              51,215,803
                                                  ------------             -----------

  Income (loss) before income taxes                 (3,460,092)              8,896,902

     Income tax provision (benefit)                 (1,487,000)              3,830,000
                                                  ------------             -----------

   Net income (loss)                              $ (1,973,092)            $ 5,066,902
                                                  ============             ===========

   Basic net income (loss) per share              $      (0.14)            $      0.35
   Diluted net income (loss) per share            $      (0.14)            $      0.22
   Weighted average number of shares
         Basic                                      14,055,086              14,334,765
         Diluted                                    14,055,086              23,596,854

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        For The Three Months Ended
                                                                June 30,
                                                  ------------------------------------
                                                      2001                     2000
                                                  ------------             -----------

REVENUES:
   Commissions                                    $  3,331,993             $ 8,699,931
   Interest                                          4,066,619              10,503,025
   Trading profits                                     850,605               4,357,187
   Clearing and execution                            1,010,243               1,632,890
   Other                                               162,570                 426,000
                                                  ------------             -----------
   Total revenues                                    9,422,030              25,619,033
                                                  ------------             -----------
EXPENSES:
   Employee compensation                             2,199,483               3,717,675
   Commission expense                                  800,964               3,618,027
   Clearing and floor brokerage                        488,367                 792,543
   Communications                                    1,198,794               2,095,690
   Occupancy and equipment                           1,522,796               1,505,994
   Interest                                          2,190,478               6,770,331
   Data processing charges                             667,157               2,241,700
   Professional services                             1,296,137               1,265,712
   Promotional                                         286,169               1,719,741
   Bad debts                                           268,765                 383,184
   Other operating expenses                            549,888                 597,030
                                                  ------------             -----------
   Total expenses                                   11,468,998              24,707,627
                                                  ------------             -----------

  Income before income taxes                        (2,046,968)                911,406

     Income tax provision (benefit)                   (877,000)                400,000
                                                  ------------             -----------
   Net income (loss)                              $ (1,169,968)            $   511,406
                                                  ============             ===========

   Basic net income (loss) per share              $      (0.08)            $      0.04
   Diluted net income (loss) per share            $      (0.08)            $      0.02
   Weighted average number of shares
         Basic                                      14,055,086              14,285,343
         Diluted                                    14,055,086              23,398,693

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      For The Six Months Ended
                                                                                                June 30,
                                                                                  --------------------------------------
                                                                                      2001                      2000
                                                                                  -------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $  (1,973,092)            $  5,066,903
  Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization                                                      820,772                  858,966
     Deferred rent                                                                      (96,178)                 (74,484)
     Provision for bad debts                                                            506,536                  916,114
     Deferred income tax provision (benefit)                                             61,999                 (190,000)
  Changes in assets and liabilities:
     Cash segregated under federal and other regulations                            (13,352,073)              20,281,987
     Receivable from broker-dealers and clearing organizations                     (113,652,249)               2,772,685
     Receivable from customers                                                      105,038,410              (41,205,469)
     Other receivables                                                                 (158,057)                 127,525
     Securities owned                                                                   (63,016)                (209,944)
     Clearing deposits                                                                1,310,234                1,156,615
     Other assets                                                                      (102,325)                 168,905
     Payable to broker-dealers and clearing organizations                            20,749,498               40,317,265
     Payable to customers                                                             4,293,452              (80,043,346)
     Securities sold, not yet purchased                                                 (19,011)                 (23,858)
     Accounts payable and accrued liabilities                                        (3,041,802)              (2,045,791)
     Income taxes receivable                                                         (1,619,303)                (170,427)
                                                                                  -------------             ------------
Net cash used in operating activities                                                (1,296,205)             (52,296,354)
                                                                                  -------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (698,431)                (979,913)
  Acquisitions of customer accounts                                                  (2,510,000)                      --
                                                                                  -------------             ------------
Net cash used in investing activities                                                (3,208,431)                (979,913)
                                                                                  -------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                                          (504,000)                  (5,749)
  Advances on short term borrowing                                                           --               49,213,705
  Purchase of treasury stock                                                                 --               (1,001,962)
                                                                                  -------------             ------------
Net cash provided by (used in) financing activities                                    (504,000)              48,205,994
                                                                                  -------------             ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (5,008,636)              (5,070,273)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                  8,004,000                6,023,095
                                                                                  -------------             ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                    $   2,995,364             $    952,822
                                                                                  =============             ============

          See accompanying notes to Consolidated Financial Statements.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q

         In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. JB Oxford & Company ("JBOC"), a register securities broker-dealer, is the Company's most significant operating subsidiary. The accompanying financial information should be read in conjunction with the Company's 2000 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.

NOTE 2.  EARNINGS PER SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:


                                                          For The Six Months Ended             For The Three Months Ended
                                                                  June 30,                              June 30,
                                                       ------------------------------       -------------------------------
                                                           2001              2000               2001              2000
                                                       -----------       ------------       ------------       ------------

BASIC EARNINGS PER SHARE:
   Net income (loss)                                   $(1,973,092)      $  5,066,902       $ (1,169,968)      $    511,406
                                                       -----------       ------------       ------------       ------------
   Income (loss) available to common stockholders
     (numerator)                                       $(1,973,092)      $  5,066,902       $ (1,169,968)      $    511,406
                                                       ===========       ============       ============       ============
   Weighted average common shares outstanding
     (denominator)                                      14,055,086         14,334,765         14,055,086         14,285,343
                                                       ===========       ============       ============       ============
   Basic earnings per share                            $     (0.14)      $       0.35       $      (0.08)      $       0.04
                                                       ===========       ============       ============       ============

DILUTED EARNINGS PER SHARE:
   Net income (loss)                                   $(1,973,092)      $  5,066,902       $ (1,169,968)      $    511,406
   Interest on convertible debentures, net of
     income tax                                                 --            145,904                 --             72,952
                                                       -----------       ------------       ------------       ------------
   Income (loss) available to common stockholders
     plus assumed conversions (numerator)              $(1,973,092)      $  5,212,806       $ (1,169,968)      $    584,358
                                                       ===========       ============       ============       ============
   Weighted average common shares outstanding           14,055,086         14,334,765         14,055,086         14,285,343
   Weighted average options outstanding                         --          2,018,923                 --          2,019,346
   Weighted average convertible debentures                      --          7,740,994                 --          7,740,994
   Stock acquired with proceeds                                 --           (497,828)                --           (646,991)
                                                       -----------       ------------       ------------       ------------
   Weighted average common shares and assumed
     conversions outstanding (denominator)              14,055,086         23,596,854         14,055,086         23,398,693
                                                       ===========       ============       ============       ============
   Diluted earnings per share                          $     (0.14)      $       0.22       $      (0.08)      $       0.02
                                                       ===========       ============       ============       ============

         The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions had been used, the fully diluted shares outstanding for the six months and quarter ended June 30, 2001 would have been 22,262,543 and 22,421,763, respectively.

         Options to purchase 553,500 shares of common stock at June 30, 2000 were not included in the computation of diluted earning per share because the options' exercise prices were greater than the average market price of the common stock during the respective periods. The options carry exercise prices ranging from $0.63 to $9.00 at June 30, 2001 and 2000. The options outstanding at June 30, 2001 expire at various dates through June 8, 2011.

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

         At June 30, 2001, JBOC had net capital of $23,593,707, which was 13.7% of aggregate debit items and $20,137,710 in excess of the minimum amount required. At December 31, 2000, JBOC had net capital of $28,860,901, which was 10.3% of aggregate debit items and $23,275,591 in excess of the minimum amount required.

         Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount of $46,224,832 and $33,274,048 at June 30, 2001 and December 31, 2000,
respectively. Securities purchased are U.S. Treasury instruments having a market value of approximately 102% of cash tendered.

NOTE 4.  CONTINGENT LIABILITIES

         The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations, the most significant of which follows:

         On February 14, 2000, the Company reached a settlement with the Los Angeles office of the United States Attorney's Office (the "USAO") in connection with the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it agreed to pay a total of $2.0 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. The agreement with the USAO stated that if on or before February 14, 2001 the Company entered into a settlement with the SEC that involved a payment of $1.0 million or more to the SEC, the Company's obligation to the USAO would be reduced by $500,000. Discussions are ongoing with the USAO regarding extending this agreement, based upon the proposed SEC settlement. On October 12, 2000, the

Pacific Regional Office of the SEC advised the Company that it is recommending that the SEC accept the Company's $1.5 million offer to settle the SEC's investigation. If the proposed settlement is accepted, JBOC will also agree to a censure, to refrain from any violations of securities laws, and to take certain actions to ensure continued compliance with federal securities laws. The Company paid $500,000 of the USAO settlement amount in the first quarter of 2000 and $500,000 in the first quarter of 2001, and the remainder will be paid in equal annual installments over two years. If the SEC accepts the Regional Office's recommendation, and if the USAO extends its agreement to reduce the obligation to the USAO, payments to the USAO and SEC would total $3.0 million. This amount has been accrued and included in accounts payable and accrued liabilities. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company.

NOTE 5.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                 For the Six Months Ended June 30,
                                                                 ---------------------------------
                                                                     2001                  2000
                                                                 (Unaudited)           (Unaudited)
                                                                 -----------           -----------
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                                      $5,248,374           $12,128,269
    Income taxes                                                      70,000             4,129,428

NOTE 6.  ACQUISITION OF CUSTOMER ACCOUNTS

         During 2001, the Company entered into two purchase agreements to acquire certain customer accounts of other broker dealers. The Company has invested $2,510,000 as of June 30, 2001 to acquire approximately 11,000 active customer accounts with nearly $275,000,000 in customer assets. The investment will be recorded as an intangible asset and will be amortized, over a estimated useful life of 4 years, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets"

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

         In September of 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively. All other provisions of the Statement were adopted as of March 31, 2001. The adoption of SFAS No. 140 did not have an impact on the financial condition or results of operations of the Company.

         The FASB has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules published in July 2001, consist of 'SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In conjunction with these new accounting standards the FASB has issued "Transition Provisions for New Business Combination Accounting Rules" ("Provisions") that require the Company to cease amortization of goodwill and adopt the new impairment approach as of January 1, 2002. Management does not expect SFAS No.'s 141 and 142 to have a material effect on the Company's financial position or results of operations.

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

Discount and Electronic Brokerage Services

         JBOC provides a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. The Company continues to upgrade and improve its brokerage technologies in order to provide its customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In the second quarter of 2001 the Company began offering online bond trading, joining only a handful of discount brokerages that offer this service to customers. In addition to its trading capabilities, the Company's Internet site (www.jboxford.com) provides market quotes, charts, company research, and customer account information such as cash balances, portfolio balances and similar information.

         During the latter quarters of 2001, the Company will continue to provide high quality, flexible, and customer-sensitive services. The Company continually upgrades computer systems and services within each of its divisions to utilize and take advantage of the most recent technological developments. During the current down-trending market, the Company will continue its efforts to maintain a lean infrastructure by carefully monitoring and minimizing costs.

Clearing and Execution Services

         JBOC is self-clearing and provides clearing and execution services to independent broker-dealers. The clearing business offers the opportunity for a high return on capital but involves risks that exceed the simple risk of loss of business. Management believes that by careful selection and monitoring of the Company's correspondents, the risk of providing these services can be minimized.

Market Making Activities

         In order to facilitate the execution of security transactions for its own customers and the customers of its correspondents, JBOC acts as a market maker for approximately 550 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The number of companies in which JBOC acts as a market maker fluctuates depending upon various factors, including trading volume and the number of employees acting in a trading capacity. The Company's market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. ("NASD") regarding best execution.

Results of Operations

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Revenues

         The Company's total revenues were $22,688,683 in the first half 2001, a decrease of 62% from $60,112,705 in the first half of 2000. The primary reason for the decrease was a decline in commission revenue of 66% to $8,020,634 in the current period from $23,787,094 in the first half of 2000. Additionally, interest revenue decreased 54% to $9,658,455 in the first half of 2001 from $20,826,480 in the first half of 2000. Trading profits decreased 77% to $2,218,386 in the first half of 2001 from $9,792,012 in the first half of 2000.

         Commission revenue decreased $15,766,730 or 66% to $8,020,364 in the first half 2001 compared with $23,787,094 in the first half of 2000. This decline is the direct result of the decline in trading volume, which is down 58% in the first half of 2001 compared with the first half of 2000, as the entire industry experienced decreased volume in the current downtrending market. For 2001, the Company anticipates commission revenue will track the overall trading volumes within the industry. In the second quarter of 2001, the Company acquired approximately 11,000 customer accounts from two other broker dealers. The Company intends to continue to look for opportunities to grow its business through acquisitions of accounts from compatible discount and on-line brokerage operations of other firms. There can be no assurance that the Company will complete any acquisitions in the future, or if completed, that they will be successful.

         Interest revenue decreased $11,168,025 or 54% to $9,658,455 in the first half 2001 compared with $20,826,480 in the first half of 2000. Net interest income decreased 50% to $4,302,482 in the first half 2001 from $8,556,975 in the first half 2000. The changes in interest revenue are consistent with the usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. The decline in margin balances has been the most significant factor for the decrease.

         The decrease in trading profits resulted from a decrease in trading volume from the Company's discount and on-line brokerage operations. Trading profits were also adversely affected by decimalization being fully implemented in April 2001. Decimalization has decreased the spreads from which trading profits are realized, thereby reducing revenues generated from market making activities. Management anticipates trading profits will continue to track the volumes of the discount and on-line brokerage operation for 2001; however, management is also exploring new sources of order flow for the Company to utilize.

         Clearing and execution revenue decreased $2,574,556 or 52% to $2,335,421 in the first half 2001 compared with $4,909,977 in the first half of 2000. The decrease reflects the decrease in correspondent trades cleared by the Company, and the trend tracks the overall volume trend of the industry.

Expenses

         Expenses totaled $26,148,775 for the first half of 2001, a decrease of 49% from $51,215,803 in the first half of 2000. The decrease in expenses from 2000 is primarily a result of the decline in trading volume in the Company's discount and on-line brokerage divisions. The decrease also reflects the impact of cost containment measures taken by management during the past year. Many of the Company's expenses, including commission expense, interest expense, communications and data processing charges are directly related to commission revenue, interest revenue and trading revenue, which are all down from the first half of 2000. Data processing expense decreased 58% to $2,076,716 in the first half of 2001 from $4,920,740 in the first half of 2000. This decrease is the result of decline in commission and trading volumes, in addition to the Company renegotiating terms with its service provider.

         Commission expense decreased by 77% in the first half of 2001 to $2,199,821 from $9,666,722 in the first half of 2000. Interest expense decreased 56% to $5,355,973 in the first half of 2001 from $12,269,505 in the first half of 2000. These decreases are in line with the revenue decreases discussed above, where commission revenue decreased 66% and interest revenue decreased 54%.

         Promotional expense decreased $2,816,882 or 76% to $886,404 in the first half of 2001 from $3,703,286 in the first half of 2000. These costs have decreased as management has decreased its television ads. Management believes it is currently more efficient to generate new accounts through acquisition rather than from advertising.

         Management continues to examine ways to contain costs and improve efficiencies. Through targeted workforce reduction and attrition, the Company reduced its total workforce by 16% during the first quarter of 2001, and an additional 18% during the second quarter of 2001. The Company will continue to seek ways to monitor and minimize costs during the current market slowdown.

Quarter Ended June 30, 2001 Compared with Quarter Ended June 30, 2000

         The Company recorded a net loss of $1,169,968 for the quarter ended June 30, 2001. This compares with a net profit of $511,406 for the quarter ended June 30, 2000.

         Total revenues for the second quarter of 2001 were $9,422,030, a decrease of $16,197,003 or 63% from the comparable quarter of 2000 and a decrease of $3,844,623 or 29% from the first quarter of 2001. Commission revenue decreased $5,367,938 or 62% during the second quarter of 2001 compared with the second quarter of 2001 and $1,356,378 or 29% from the first quarter of 2000, as trade volumes declined in the second quarter. This decline was typical for the industry during the second quarter of 2001. These declining volumes also affected trading profits and clearing revenue for the same periods. Trading profits were also adversely affected by decimalization being fully implemented in April 2001. Decimalization has decreased the spreads from which trading profits are realized, thereby reducing revenues generated from market making activities.

         Clearing revenue decreased $622,647 or 38% during the second quarter of 2001 compared with the second quarter of 2000, and $314,935 or 24% compared with the first quarter of 2001. These decreases are related to the decline in market volumes, discussed above.

         Interest revenue decreased $6,436,406 or 61% to $4,066,619 from $10,503,025 for the second quarter of 2001 compared with the second quarter of 2000. Additionally, interest revenue decreased $1,525,217 or 27% over the first quarter of 2001. Net interest income decreased $1,856,553 or 50% to $1,876,141 in the second quarter of 2001 from $3,732,694 in the second quarter of 2000. Net interest income declined $550,200 or 23% from the first quarter of 2001.

         Total expenses for the second quarter of 2001 were $11,468,998, a decrease of $13,238,629 or 54% from the comparable quarter of 2000, and a decrease of $3,210,779 or 22% from the first quarter of 2001. Interest expense decreased $4,579,853 or 68% during the second quarter of 2001 compared with the second quarter of 2000 and $975,017 or 31% compared with the first quarter of 2001. Interest costs decreased due to declining customer credit balances and lower interest rates.

         Employee compensation decreased $1,518,192 or 41% to $2,199,483 in the second quarter of 2001 from $3,717,675 during the second quarter of 2000, and $579,784 or 21% from the first quarter of 2001. Reductions in the company's workforce resulted in the reduced salary costs. Promotional costs decreased $1,433,572 or 83% in the second quarter of 2001 compared with the second quarter of 2000, while these costs decreased $314,066 or 52% from the first quarter of 2001.

Liquidity and Capital Resources

         The Company finances its growth through the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions. The Company has borrowing availability approximating $80,000,000 with banking institutions and uncommitted lines with broker dealers based upon loan collateral as of June 30, 2001. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates. Certain of these credit facilities are subject to financial covenants and restrictions, which could limit the amount the Company could borrow at any given time in the event of changes in financial ratios and continuing losses.

         The majority of the Company's corporate assets at June 30, 2001, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 3, "Regulatory Requirements," to the financial statements for regulatory requirements of the Company.

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

Liquidity at June 30, 2001

         The Company's cash position decreased during the first half of 2001 by $5,008,636 to $2,995,364. This compares with a net decrease in cash and cash equivalents of $5,070,273 in the first half of 2000. The fluctuation in the Company's cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

Cash Flows From Operating Activities

         Net cash used in operating activities was $1,296,205 for the first half of 2001, compared with cash of $52,296,354 used in operations during the first half of 2000. The Company's net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

         During the first half of 2001, the most significant source of cash was the decrease in receivables from customers of $105,038,410 and an increase in stock loaned included in payables to broker-dealers and clearing organizations. These sources of cash were used in part by the increase in stock borrowed, which is reflected in the increase of receivables from broker-dealers and clearing organizations of $113,652,249. Additional cash was used through an increase in cash segregated under federal and other regulations of $13,352,073.

Cash Flows Used In Investing Activities

         The net cash used in investing activities during the first half of 2001 was $3,208,431 compared with $979,913 during the same period of 2000. The Company has invested $2,510,000 in acquiring customer accounts from two other broker dealers. The remaining $698,431 of cash uses are a direct result of capital expenditures made by the Company during the first half of 2001 as compared with $979,913 for the first half of 2000. The Company presently has no plans to open additional offices and no significant commitments for capital expenditures. The Company continues to look for opportunities to grow its business through acquisition and if acquisitions are made, the Company may expend its resources on an investment in such an acquisition.

Cash Flows From Financing Activities

         Financing activities used cash of $504,000 in the first half of 2001, compared with $48,205,994 cash provided by financing activities in the first half of 2000. The cash used in 2001 was for the repayment of notes payable of $504,000 compared with $5,749 for the first half of 2000. The primary source of cash provided in 2000 was the proceeds from short-term loans in the amount $49,213,705. These loans were used to finance the growth in the receivables from customers and are secured by securities held in the customer accounts. The company also used cash of $1,001,962 to acquire treasury stock in the first half of 2000.

Recent Accounting Pronouncements

         In September of 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively. All other provisions of the Statement were adopted as of March 31, 2001. The adoption of SFAS No. 140 did not have an impact on the financial condition or results of operations of the Company.

         The FASB has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules published in July 2001, consist of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In conjunction with these new accounting standards, the FASB has issued "Transition Provisions for New Business Combination Accounting Rules" ("Provisions") that require the Company to cease amortization of goodwill and adopt the new impairment approach as of January 1, 2002. Management does not expect SFAS No.'s 141 and 142 to have a material effect on the Company's financial position or results of operations.

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

         You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading "Business Overview - Forward Looking Statements and Risk Factors" in our Form 10-K for the year ended December 31, 2000 before making an investment decision in the Company. These risks include, among others, the following:

- inability to generate positive cash flows and continuance of, or increased, negative cash flows;
- the significant demands on our resources as a result of our rapidly evolving business;
- lack of demand or market acceptance as a result of the market for discount and electronic brokerage services being at an early stage of development;
- rapid and significant fluctuation in both value and volume of the U.S. securities markets;
- financial risks from our clearing operations that exceed the simple risk of loss of business if a correspondent fails;
-        delays in the introduction of new services and products;
-        increased competition;
- any adverse effect caused by or inability to comply with government and other regulation;
-        inability to meet net capital requirements;
- inability to successfully identify, fund or integrate future acquisitions;
-        inability to successfully integrate recent acquisitions;
-        inability to maintain network security and customer privacy;
-        continued decline in market activity and trade volume;
-        continued poor general economic and market conditions;
-        credit risks associated with customer margin accounts;
-        any adverse effects resulting from recent downsizing;
-        the adverse impact of decimalization;
-        significant loss of customers or inability to generate new customers;
-        systems failures; and
-        stock price volatility.

         These risks and uncertainties are not the only ones facing the Company, and there may be additional risks of which we do not presently know or that we currently deem immaterial. If any of the risks actually occur, these risks could have a materially adverse effect on our business, financial condition or results of operations. In that case, the trading price of our stock could decline, and you may lose all or part of your investment. We undertake no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

Areas outside the control of the Company which affect the securities market, such as severe downturns or declines in market activity, may cause substantial financial exposure. This is particularly true with regard to the receivables that are carried in customer margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loans would exceed such value. While the Company is authorized to liquidate the securities and to utilize the customer's account balances to cover any shortfall, in a worst case scenario, such collateral may not be sufficient to cover all losses.

Interest Rate Sensitivity and Financial Instruments

         For its working capital and reserves that are required to be segregated under federal or other regulations, the Company invests primarily in U.S. Treasury securities under agreements to resell. These agreements have maturity dates ranging from one to seven days and do not present a material interest rate risk.

Equity Price Risk

         JBOC acts as a market maker for approximately 550 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondents' clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer brokerage transactions claims as well as matters related to our clearing services resulting from the failure of certain correspondents. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. To date, these proceedings have not had a material effect on the Company's financial condition or results of operations. However, there can be no assurance that in future periods these proceedings will not have a material adverse effect on our financial condition or results of operations. Those proceedings that management believes may have a significant impact on the Company have been previously disclosed in the Company's most recent Form 10-K and Form 10-Q and is described in Note 4 to the financial statements of this Form 10-Q. There were no material developments in the second quarter of 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         There has been no material modification of ownership rights of securities holders. Certain subsidiary companies, as part of their normal broker-dealer activities, have minimum capital requirements imposed by regulatory agencies. See Note 3, "Regulatory Requirements," to the financial statements. These requirements may restrict the payment of dividends.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on June 8, 2001. The following matters were submitted to a vote of stockholders at that meeting:

1. The election of a new Board of Directors to serve until the next Annual Stockholders' meeting, to be held in 2002. The following individuals were so elected: Christopher L. Jarratt, receiving 12,519,269 votes for election, 1 vote against and 1,035,138 abstentions; James G. Lewis, receiving 12,519,269 votes for election, 1 vote against and 1,035,138 abstentions; Mark D. Grossi, receiving 12,519,269 votes for election, 1 vote against and 1,035,138 abstentions; David G. Mahood, receiving 12,519,269 votes for election, 1 vote against and 1,035,138 abstentions; Terry N. Pefanis, receiving 12,519,269 votes for election, 1 vote against and 1,035,138 abstentions.

2. The Stockholders ratified the appointment of Arthur Andersen LLP as the independent public accountants of the Company for fiscal year ending December 31, 2001. The proposal was approved with 12,561,150 votes in favor of the appointment, 8,105 votes against and 20,853 abstentions.

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


August 10, 2001