Form 10-Q
period 2001-09-30
JB OXFORD HOLDINGS INC
filed 2001-11-14
CIK 816330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

Commission File Number 0-16240

JB Oxford Holdings, Inc.

(Exact name of registrant as specified in its charter)

UTAH	95-4099866

(State of incorporation or organization)	(I.R.S. Employer Identification No.)

9665 Wilshire Blvd., Suite 300; Beverly Hills, California	90212

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(310) 777-8888

     Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2001, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 13,888,286.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JB Oxford Holdings, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets:

Cash and cash equivalents (including securities purchased under agreements to resell of $1,618,338 and $2,541,193)	$15,071,532	$8,004,000

Cash and cash equivalents segregated under federal and other regulations (including securities purchased under agreements to resell of $33,046,055 and $33,274,048)	64,278,651	37,544,690

Receivable from broker-dealers and clearing organizations	22,412,434	7,262,385

Receivable from customers (net of allowance for doubtful accounts of $2,548,829 and $2,577,451)	115,687,343	278,511,536

Other receivables	2,187,886	2,101,578

Securities owned — at market value	374,693	322,783

Notes receivable from shareholder	2,500,000	2,500,000

Furniture, equipment, and leasehold improvements (at cost — net of accumulated depreciation and amortization of $8,942,750 and $8,040,869)	3,278,847	3,540,370

Income taxes receivable	3,875,611	989,308

Deferred income taxes	1,969,425	2,045,424

Clearing deposits	6,037,461	7,871,717

Other assets	3,904,752	1,560,258

Total assets	$241,578,635	$352,254,049

See accompanying notes to Consolidated Financial Statements.

JB Oxford Holdings, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2001	2000

	(Unaudited)
Liabilities and shareholders’ equity:

Liabilities:

Payable to broker-dealers and clearing organizations	$17,852,141	$110,840,077

Payable to customers	179,047,238	188,061,388

Securities sold, not yet purchased — at market value	214,149	106,720

Accounts payable and accrued liabilities	6,132,322	10,298,150

Loans payable to shareholder	5,418,696	5,418,696

Notes payable	6,965,375	7,637,375

Total liabilities	215,629,921	322,362,406

Commitments and contingencies

Shareholders’ equity:

Common stock ($.01 par value, 100,000,000 shares authorized; 15,193,226 shares issued)	151,932	151,932

Additional paid-in capital	16,446,381	16,446,381

Retained earnings	11,969,629	15,745,478

Treasury stock (1,304,940 and 1,138,140 shares, at cost)	(2,619,228)	(2,452,148)

Total shareholders’ equity	25,948,714	29,891,643

Total liabilities and shareholders’ equity	$241,578,635	$352,254,049

See accompanying notes to Consolidated Financial Statements.

JB Oxford Holdings, Inc. and Subsidiaries
Consolidated Statements Of Operations
(Unaudited)

	For The Three Months Ended
	September 30,

	2001	2000

Revenues:

Commissions	$2,192,224	$7,107,120

Interest	3,311,968	10,126,999

Trading profits	186,300	2,526,506

Clearing and execution	768,945	1,307,403

Other	128,268	73,054

Total revenues	6,587,705	21,141,082

Expenses:

Employee compensation	2,061,142	3,575,044

Commission expense	453,297	2,223,798

Clearing and floor brokerage	417,851	514,640

Communications	1,124,678	1,643,564

Occupancy and equipment	1,352,494	1,468,347

Interest	1,532,821	5,979,251

Data processing charges	604,248	1,962,946

Professional services	933,559	965,215

Promotional	190,550	1,930,880

Bad debts	167,689	271,548

Other operating expenses	805,133	554,079

Total expenses	9,643,462	21,089,312

Income (loss) before income taxes	(3,055,757)	51,770

Income tax provision (benefit)	(1,253,000)	20,000

Net income (loss)	$(1,802,757)	$31,770

Basic net income (loss) per share	$(0.13)	$0.00

Diluted net income (loss) per share	$(0.13)	$0.00

Weighted average number of shares Basic	14,046,021	14,080,064

Diluted	14,046,021	23,273,086

See accompanying notes to Consolidated Financial Statements.

JB Oxford Holdings, Inc. and Subsidiaries
Consolidated Statements Of Operations
(Unaudited)

	For The Nine Months Ended
	September 30,

	2001	2000

Revenues:

Commissions	$10,212,588	$30,894,214

Interest	12,970,423	30,953,479

Trading profits	2,404,686	12,318,518

Clearing and execution	3,104,366	6,217,380

Other	584,325	870,196

Total revenues	29,276,388	81,253,787

Expenses:

Employee compensation	7,039,892	10,976,211

Commission expense	2,653,118	11,890,520

Clearing and floor brokerage	1,541,858	2,197,484

Communications	3,642,121	5,734,583

Occupancy and equipment	4,192,302	4,509,319

Interest	6,888,794	18,248,756

Data processing charges	2,680,964	6,883,686

Professional services	3,309,500	3,262,870

Promotional	1,076,954	5,634,166

Bad debts	604,359	1,187,662

Other operating expenses	2,162,375	1,779,858

Total expenses	35,792,237	72,305,115

Income (loss) before income taxes	(6,515,849)	8,948,672

Income tax provision (benefit)	(2,740,000)	3,850,000

Net income (loss)	$(3,775,849)	$5,098,672

Basic net income (loss) per share	$(0.27)	$0.36

Diluted net income (loss) per share	$(0.27)	$0.23

Weighted average number of shares Basic	14,052,031	14,249,245

Diluted	14,052,031	23,526,500

See accompanying notes to Consolidated Financial Statements.

JB Oxford Holdings, Inc. and Subsidiaries
Consolidated Statements Of Cash Flows
(Unaudited)

	For The Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(3,775,849)	$5,098,672

Adjustments to reconcile net income (loss) to cash used in operating activities:

Depreciation and amortization	1,174,566	1,307,250

Amortization of intangible assets	150,000	—

Deferred rent	(138,534)	(120,386)

Provision for bad debts	604,359	1,187,662

Deferred income tax provision (benefit)	75,999	(280,000)

Changes in assets and liabilities:

Cash segregated under federal and other regulations	(26,733,961)	21,187,763

Receivable from broker-dealers and clearing organizations	(15,150,049)	(1,531,169)

Receivable from customers	162,219,834	(36,390,922)

Other receivables	(86,308)	(100,054)

Securities owned	(51,910)	(77,348)

Clearing deposits	1,834,256	2,685,585

Other assets	15,506	(144,045)

Payable to broker-dealers and clearing organizations	(92,987,936)	69,994,235

Payable to customers	(9,014,150)	(84,507,565)

Securities sold, not yet purchased	107,429	(20,432)

Accounts payable and accrued liabilities	(4,027,294)	(2,620,474)

Income taxes receivable	(2,886,303)	(60,427)

Net cash provided by (used in) in operating activities	11,329,655	(24,391,655)

Cash flows from investing activities:

Capital expenditures	(913,043)	(1,693,765)

Acquisitions of customer accounts	(2,510,000)	—

Net cash used in investing activities	(3,423,043)	(1,693,765)

Cash flows from financing activities:

Repayments of notes payable	(672,000)	(5,749)

Advances on notes payable	—	5,000,000

Advances on short term borrowing	—	25,062,359

Issuance of common stock	—	98,265

Purchase of treasury stock	(167,080)	(1,506,150)

Net cash provided by (used in) financing activities	(839,080)	28,648,725

Net increase in cash and cash equivalents	7,067,532	2,563,305

Cash and cash equivalents at beginning of the period	8,004,000	6,023,095

Cash and cash equivalents at end of the period	$15,071,532	$8,586,400

See accompanying notes to Consolidated Financial Statements.

JB Oxford Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)

Note 1. Company’s Quarterly Report Under Form 10-Q

     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries (“the Company”) for the periods presented. JB Oxford & Company (“JBOC”), a registered securities broker-dealer, is the Company’s most significant operating subsidiary. The accompanying financial information should be read in conjunction with the Company’s 2000 Annual Report on Securities and Exchange Commission (“SEC”) Form 10-K. Footnote disclosures that substantially duplicate those in the Company’s Annual Report on Form 10-K, including significant accounting policies, have been omitted. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the remainder of the year.

Note 2. Earnings per Share

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Basic earnings per share:

Net income (loss)	$(3,775,849)	$5,098,672	$(1,802,757)	$31,770

Income (loss) available to common stockholders (numerator)	$(3,775,849)	$5,098,672	$(1,802,757)	$31,770

Weighted average common shares outstanding (denominator)	14,052,031	14,249,245	14,046,021	14,080,064

Basic earnings per share	$(0.27)	$0.36	$(0.13)	$0.00

Diluted earnings per share:

Net income (loss)	$(3,775,849)	$5,098,672	$(1,802,757)	$31,770

Interest on convertible debentures, net of income tax	—	218,857	—	72,952

Income (loss) available to common stockholders plus assumed conversions (numerator)	$(3,775,849)	$5,317,529	$(1,802,757)	$104,722

Weighted average common shares outstanding	14,052,031	14,249,245	14,046,021	14,080,064

Weighted average options outstanding	—	2,211,288	—	2,591,076

Weighted average convertible debentures	—	7,740,994	—	7,740,994

Stock acquired with proceeds	—	(675,027)	—	(1,139,048)

Weighted average common shares and assumed conversions outstanding (denominator)	14,052,031	23,526,500	14,046,021	23,273,086

Diluted earnings per share	$(0.27)	$0.23	$(0.13)	$0.00

     The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions had been used, the fully diluted shares outstanding for the nine months and quarter ended September 30, 2001 would have been 22,144,406 and 21,827,341, respectively.

     Options to purchase 2,098,000 and 553,500 shares of common stock at September 30, 2001 and 2000, respectively, were not included in the computation of diluted earning per share because the options’ exercise prices were greater than the average market price of the common stock during the respective periods. As of September 30, 2001 and 2000 the options carry exercise prices ranging from $0.63 to $9.00. The options outstanding at September 30, 2001 expire at various dates through June 8, 2011.

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

     At September 30, 2001, JBOC had net capital of $21,518,319, which was 18.7% of aggregate debit items and $19,220,258 in excess of the minimum amount required. At December 31, 2000, JBOC had net capital of $28,860,901, which was 10.3% of aggregate debit items and $23,275,591 in excess of the minimum amount required.

     Cash is segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Included in the special reserve bank account are securities purchased under agreements to resell on an overnight basis in the amount of $33,046,055 and $33,274,048 at September 30, 2001 and December 31, 2000, respectively. Securities purchased are U.S. Treasury instruments having a market value of approximately 102% of cash tendered.

Note 4. Contingent Liabilities

     The Company and its subsidiaries are a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer brokerage transactions claims as well as matters related to our clearing services resulting from the failure of certain correspondents. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. To date, these proceedings have not had a material effect on the Company’s financial condition or results of operations. However, there can be no assurance that in future periods these proceedings will not have a material adverse effect on our financial condition or results of operations, the most significant of which follows:

     On February 14, 2000, the Company reached a settlement with the Los Angeles office of the United States Attorney’s Office (the “USAO”) in connection with the USAO’s investigation of the Company’s prior management. While this settlement brings a resolution to the USAO investigation, the SEC investigation into these matters remains ongoing. The Company continues to cooperate with the SEC and is hopeful that the SEC investigation will be settled, but can make no assurance as to if or when it might be resolved.

     It is the Company’s understanding that the USAO and SEC investigations appear to focus primarily on two areas related to previous management. The first is whether the Company, in its proxy filings with the SEC, properly and accurately reported shareholder information regarding the Company’s former management and ownership. The second area of focus is trading activity dating back to as early as 1993 by entities alleged to be associated with a former consultant to the Company. The Company does not believe that current management was the subject of the investigation and the USAO did not bring charges against the Company or current management.

     While the Company maintains its innocence, it agreed to pay a total of $2.0 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two and a half-year investigation. The agreement with the USAO provides that as long as the Company complies with its terms, the USAO will not bring charges against it in connection with the matters that are the subject of the investigation. The settlement further requires JBOC to comply with all applicable federal and state securities and other laws and regulations and to cooperate with the ongoing investigation of others by the USAO and other governmental agencies, including producing documents and other evidence, and providing technical assistance and analysis. Pursuant to the settlement, JBOC retained an independent expert that conducted a compliance review and audit. The expert has submitted its report to the USAO and JBOC has already begun implementation of the expert’s recommendations, none of which the Company deems to indicate a material internal control weakness. The settlement contains other miscellaneous requirements, with regard to which the Company believes it is in full compliance. Furthermore, under the terms of the settlement, the Company also agreed that it would be subject to monetary penalties and the USAO would not be bound by its promise of non-prosecution if the Company materially failed to abide by the terms of the settlement.

     In addition, the USAO settlement states that if on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1.0 million or more to the SEC, the Company’s obligation to the USAO would be reduced by $500,000. Discussions are ongoing with the USAO regarding extending this agreement, based upon the proposed SEC settlement. On October 12, 2000, the Pacific Regional Office of the SEC advised the Company that it is recommending that the SEC accept the $1.5 million offer to settle the SEC’s investigation. If the proposed settlement is accepted, JBOC will also agree to a censure, to refrain from any violations of securities laws, and to take certain actions to ensure continued compliance with federal securities laws. The Company paid $500,000 of the USAO settlement amount in the first quarter of 2000, $500,000 in the first quarter of 2001, and the remainder will be paid in equal annual installments over two years. If the SEC accepts the regional office’s recommendation, payments to the USAO and SEC would total $3.0 million. The full amount was expensed in prior years and the liability for the remaining estimated payments is included in accounts payable and accrued liabilities.

Note 5. Supplemental Disclosures of Cash Flow Information

	For the Nine Months Ended Sept. 30,

	2001	2000
	(Unaudited)	(Unaudited)

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:

Interest	$6,703,443	$18,046,203

Income taxes	70,000	4,129,428

Note 6. Acquisition of Customer Accounts

     During 2001, the Company entered into two purchase agreements to acquire certain customer accounts of other broker dealers. The Company has invested $2,510,000 as of September 30, 2001 to acquire approximately 11,000 active customer accounts with nearly $275,000,000 in customer assets. The investment will be recorded as an intangible asset and will be amortized, over an estimated useful life of 4 years, in accordance with Statement of Financial Accounting Standards (''SFAS’’) No. 142 ''Goodwill and Other Intangible Assets’’

Note 7. New Accounting Pronouncements

     In September of 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively. All other provisions of the Statement were adopted as of March 31, 2001. The adoption of SFAS No. 140 did not have an impact on the financial condition or results of operations of the Company.

     The FASB has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules, published in July 2001, consist of SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” In conjunction with these new accounting standards, the FASB has issued “Transition Provisions for New Business Combination Accounting Rules” (“Provisions”) that require the Company to cease amortization of goodwill and adopt the new impairment approach as of January 1, 2002. Management does not expect SFAS No.’s 141 and 142 to have a material effect on the Company’s financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this statement will have a significant impact on the Company’s financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. SFAS No. 144, which governs accounting for the impairment of long-lived assets, is effective for financial statements issued for fiscal years beginning after December 15, 2002. The Company does not believe that the adoption of this statement will have a significant impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

     JB Oxford Holdings, Inc. (together with its consolidated subsidiaries, the “Company”), through its wholly-owned subsidiaries, is engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. The Company’s primary subsidiary is JB Oxford & Company (“JBOC”), a registered broker-dealer offering the following services: (1) discount and electronic brokerage services to the investing public; (2) clearing and execution services to correspondents on a fully-disclosed basis; and (3) acting as a market maker in NASDAQ National Market System, New York Stock Exchange (“NYSE”) and other national exchange listed securities.

Discount and Electronic Brokerage Services

     JBOC provides a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. The Company continues to upgrade and improve its brokerage technologies in order to provide its customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In the second quarter of 2001 the Company began offering online bond trading, joining only a handful of discount brokerages that offer this service to customers. In addition to its trading capabilities, the Company’s Internet site (www.jboxford.com) provides market quotes, charts, company research, and customer account information such as cash balances, portfolio balances and similar information.

     During the last quarter of 2001, the Company will continue to provide high quality, flexible, and customer responsive services. The Company continually upgrades computer systems and services within each of its divisions to utilize and take advantage of the most recent technological developments. During the current down-trending market, the Company will continue its efforts to maintain a lean infrastructure by carefully monitoring and minimizing costs.

Clearing and Execution Services

     JBOC is self-clearing and provides clearing and execution services to independent broker-dealers. The clearing business offers the opportunity for a high return on capital but involves risks that exceed the simple risk of loss of business. Management believes that by careful selection and monitoring of the Company’s correspondents, the risk of providing these services can be minimized.

Market Making Activities

     In order to facilitate the execution of security transactions for its own customers and the customers of its correspondents, JBOC acts as a market maker for approximately 600 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The number of companies in which JBOC acts as a market maker fluctuates depending upon various factors, including trading volume and the number of employees acting in a trading capacity. The Company’s market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. (“NASD”) regarding best execution.

Recent Developments

     Due to the terrorist attacks against the United Sates that occurred on September 11, 2001, the stock markets were closed for four (4) days which had a negative impact on the Company’s revenues. JBOC’s New York City office is located within blocks of where the World Trade Center was destroyed, and as a result of the attacks, was closed for approximately three (3) weeks after the markets re-opened, while structural integrity of the building was confirmed, and the clean up process in lower Manhattan began. JBOC was able to re-route its phone lines and trading orders through its Beverly Hills and Miami offices, and JBOC’s customers encountered no disruption of service upon the re-opening of the markets. As of early October, the New York City office has reopened and is in full operation. Further acts of terrorism, including the recent proliferation of acts involving anthrax, which continue to impact the U.S. financial markets could have a material adverse effect on our business, financial condition and operating results.

Results of Operations

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Revenues

     The Company’s total revenues were $29,276,388 in the first nine months of 2001, a decrease of 64% from $81,253,787 in the first nine months of 2000. The primary reason for the decrease was a decline in commission revenue of 67% to $10,212,588 in the current period from $30,894,214 in the first nine months of 2000. Additionally, interest revenue decreased 58% to $12,970,423 in the first nine months of 2001 from $30,953,479 for the same period in 2000. Trading profits decreased 80% to $2,404,686 in the first nine months of 2001 from $12,318,518 in the first nine months of 2000.

     Commission revenue decreased $20,681,626 or 67% to $10,212,588 in the first nine months of 2001 compared with $30,894,214 in the first nine months of 2000. This decline is the direct result of the decline in trading volume, which is down 60% in the first nine months of 2001 compared with the same period of 2000, as the entire industry experienced decreased volume in the current downtrending market. For the final quarter of 2001, the Company anticipates commission revenue will track the overall trading volumes within the industry. In the second quarter of 2001, the Company acquired approximately 11,000 customer accounts from two other broker dealers. The Company intends to continue to look for opportunities to grow its business through acquisitions of accounts from compatible discount and on-line brokerage operations of other firms. There can be no assurance that the Company will complete any acquisitions in the future, or if completed, that they will be successful.

     Interest revenue decreased $17,983,056 or 58% to $12,970,423 in the first nine months 2001 compared with $30,953,479 for the same period of 2000. Net interest income decreased 52% to $6,081,629 in the first nine months 2001 from $12,704,723 for the same period 2000. The changes in interest revenue are consistent with the usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. The decline in margin balances has been the most significant factor for the decrease.

     The decrease in trading profits resulted from a decrease in trading volume from the Company’s discount and on-line brokerage operations. Trading profits were also adversely affected by decimalization being fully implemented in April 2001. Decimalization has decreased the spreads from which trading profits are realized, thereby reducing revenues generated from market making activities. Management anticipates trading profits will continue to track the volumes of the discount and on-line brokerage operation for the final quarter of 2001; however, management is also exploring new sources of order flow for the Company to utilize.

     Clearing and execution revenue decreased $3,113,014 or 50% to $3,104,366 in the first nine months 2001 compared with $6,217,380 for the same period of 2000. The decrease reflects the decrease in correspondent trades cleared by the Company, and the trend tracks the overall volume trend of the industry.

     Commission, trading and clearing revenues were also negatively impacted by the closing of the U.S. equity markets for four days due to the September 11, 2001 terrorist attacks.

Expenses

     Expenses totaled $35,792,237 for the first nine months of 2001, a decrease of 50% from $72,305,115 in the first nine months of 2000. The decrease in expenses is primarily a result of the decline in trading volume in the Company’s discount and on-line brokerage divisions. The decrease also reflects the impact of cost containment measures taken by management during the past year. Many of the Company’s expenses, including commission expense, interest expense, clearing and floor brokerage, communications and data processing charges are directly related to commission revenue, interest revenue and trading revenue, which are all down from the first nine months of 2000. Data processing expense decreased 61% to $2,680,964 in the first nine months of 2001 from $6,883,686 for the same period of 2000. This decrease is the result of a decline in commission and trading volumes, in addition to the Company renegotiating terms with its service provider.

     Commission expense decreased by 78% in the first nine months of 2001 to $2,653,118 from $11,890,520 for the same period of 2000. These decreases are in line with the revenue decreases discussed above, where commission revenue decreased 67% and trading profits decreased 80%. Interest expense decreased 62% to $6,888,794 in the first nine months of 2001 from $18,248,756 in the first nine months of 2000. The changes in interest expense are consistent with the fluctuation of customer credit balances in brokerage accounts as well as changes in rates on which credit interest was paid to customers. The decline in outside financing, including short term borrowings and stock loan, has also been a significant factor for the decrease in interest expense.

     Promotional expense decreased $4,557,212 or 81% to $1,076,954 in the first nine months of 2001 from $5,634,166 for the same period of 2000. These costs have decreased as management has decreased its television ads. Management believes it is currently more efficient to generate new accounts through acquisition rather than from advertising.

     Management continues to examine ways to contain costs and improve efficiencies. Through targeted workforce reduction and attrition, the Company reduced its total workforce by 46% during the first nine months of 2001. The Company will continue to seek ways to monitor and minimize costs during the current market slowdown.

Quarter Ended September 30, 2001 Compared with Quarter Ended September 30, 2000

     The Company recorded a net loss of $1,802,757 for the quarter ended September 30, 2001. This compares with a net profit of $31,770 for the quarter ended September 30, 2000.

     Total revenues for the third quarter of 2001 were $6,587,705, a decrease of $14,553,377 or 69% from the comparable quarter of 2000, and a decrease of $2,834,325 or 30% from the trailing second quarter of 2001. Commission revenue decreased $4,914,898 or 69% during the third quarter of 2001 compared with the third quarter of 2001 and $1,139,769 or 34% from the trailing second quarter of 2001. Customer trade volumes declined 65% in the third quarter 2001 compared to the third quarter 2000 and 34% from the trailing second quarter of 2001. This decline was typical for the industry during these periods. These declining volumes also affected trading profits and clearing revenue for the same periods. Trading profits were also adversely affected by decimalization being fully implemented in April 2001. Decimalization has decreased the spreads from which trading profits are realized, thereby reducing revenues generated from market making activities.

     Clearing revenue decreased $538,458 or 41% during the third quarter of 2001 compared with the third quarter of 2000, and $241,298 or 24% compared with the second quarter of 2001. These decreases are related to the decline in market volumes, discussed in the nine-month comparison above.

     Commission, trading and clearing revenues were also negatively impacted by the closing of the U.S. equity markets for four days due to the September 11, 2001 terrorist attacks.

     Interest revenue decreased $6,815,031 or 67% to $3,311,968 from $10,126,999 for the third quarter of 2001 compared with the third quarter of 2000. Additionally, interest revenue decreased $754,651 or 19% over the second quarter of 2001. Net interest income decreased $2,368,601 or 57% to $1,779,147 in the third quarter of 2001 from $4,147,748 in the third quarter of 2000. Net interest income declined $96,994 or 5% from the second quarter of 2001. These decreases are the result of declining interest rates and trade volumes as discussed in the nine-month comparison above.

     Total expenses for the third quarter of 2001 were $9,643,462, a decrease of $11,445,850 or 54% from the third quarter of 2000, and a decrease of $1,825,536 or 16% from the second quarter of 2001. These decreases are due to the decrease in variable costs associated with revenue and cost cutting measures implemented by management. Interest expense decreased $4,446,430 or 74% during the third quarter of 2001 compared with the third quarter of 2000 and $657,657 or 30% compared with the second quarter of 2001. Interest costs decreased due to declining customer credit balances and lower interest rates.

     Employee compensation decreased $1,513,902 or 42% to $2,061,142 in the third quarter of 2001 from $3,575,044 during the third quarter of 2000, and $138,341 or 6% from the second quarter of 2001. Reductions in the company’s workforce resulted in the reduced salary costs. Promotional costs decreased $1,740,330 or 90% in the third quarter of 2001 compared with the third quarter of 2000, while these costs decreased $95,619 or 33% from the second quarter of 2001. These declines are discussed in more detail in the nine-month discussion above.

Liquidity and Capital Resources

     The Company finances its growth through the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions. The Company has borrowing availability approximating $55,000,000 with banking institutions and uncommitted lines with broker dealers based upon loan collateral as of September 30, 2001. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates. Certain of these credit facilities are subject to financial covenants and restrictions, which could limit the amount the Company could borrow at any given time in the event of changes in financial ratios and continuing losses.

     The majority of the Company’s corporate assets at September 30, 2001, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company’s statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 3, “Regulatory Requirements,” to the financial statements for regulatory requirements of the Company.

     The Company currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, or in the event losses continue or future positive cash flow is not realized, the Company may need to raise additional funds. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company’s existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company’s common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to the Company.

Liquidity at September 30, 2001

     The Company’s cash position increased during the first nine months of 2001 by $7,067,532 to $15,071,532. This compares with a net increase in cash and cash equivalents of $2,563,305 in the first nine months of 2000. The fluctuation in the Company’s cash position is impacted by the settlement cycles of the business.

Cash Flows From Operating Activities

     Net cash provided by operating activities was $11,329,655 for the first nine months of 2001, compared with cash of $24,391,655 used in operations during the first nine months of 2000. The Company’s net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

     During the first nine months of 2001, the most significant source of cash was the decrease in receivables from customers of $162,084,444. This source of cash was used in part by the decrease in stock loan and an increase in stock borrowed. These uses are reflected in the decrease of payables from broker-dealers and clearing organizations of $92,987,936 and the increase of receivables from broker-dealers and clearing organizations of $15,150,049. Additional cash was used through an increase in cash segregated under federal and other regulations of $26,733,961 and the reduction of accounts payable and accrued expenses of $4,027,294.

Cash Flows Used In Investing Activities

     The net cash used in investing activities during the first nine months of 2001 was $3,423,043 compared with $1,693,765 during the same period of 2000. The Company has invested $2,510,000 in acquiring customer accounts from two other broker dealers. The remaining $913,043 of cash uses are a direct result of capital expenditures made by the Company during the first nine months of 2001 as compared with $1,693,765 for the first nine months of 2000. The Company presently has no plans to open additional offices and no significant commitments for capital expenditures. The Company continues to look for opportunities to grow its business through acquisition and if acquisitions are made, the Company may expend its resources on an investment in such an acquisition.

Cash Flows From Financing Activities

     Financing activities used cash of $839,080 in the first nine months of 2001, compared with $28,648,725 cash provided by financing activities in the first nine months of 2000. Cash used in 2001 was for the repayment of notes payable of $672,000 compared with $5,749 for the first nine months of 2000. Additionally, the Company used cash of $167,080 to acquire treasury stock during the first nine months of 2001 compared to $1,506,150 cash used for the same period in 2000. The primary source of cash provided in 2000 was the proceeds from short-term loans in the amount $25,062,359, and the proceeds of $5,000,000 from notes payable. These loans were used to finance the growth in the receivables from customers and are secured by securities held in the customer accounts.

Recent Accounting Pronouncements

     In September of 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively. All other provisions of the Statement were adopted as of March 31, 2001. The adoption of SFAS No. 140 did not have an impact on the financial condition or results of operations of the Company.

     The FASB has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules, published in July 2001, consist of SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” In conjunction with these new accounting standards, the FASB has issued “Transition Provisions for New Business Combination Accounting Rules” (“Provisions”) that require the Company to cease amortization of goodwill and adopt the new impairment approach as of January 1, 2002. Management does not expect SFAS No.’s 141 and 142 to have a material effect on the Company’s financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this statement will have a significant impact on the Company’s financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. SFAS No. 144, which governs accounting for the impairment of long-lived assets, is effective for financial statements issued for fiscal years beginning after December 15, 2002. The Company does not believe that the adoption of this statement will have a significant impact on the Company’s financial position or results of operations.

Special Note Regarding Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q, particularly under Items 2 and 3, as well as certain information provided periodically in writing or orally by us, constitute “forward-

looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements.

     You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading “Business Overview – Forward Looking Statements and Risk Factors” in our Form 10-K for the year ended December 31, 2000 and our Form S-4, filed in October 2001, before making an investment decision in the Company. These risks include, among others, the following:

•	inability to generate positive cash flows and continuance of, or increased, negative cash flows;

•	continued or worsening decline in market activity and trade volume;

•	continued or worsening poor general economic and market conditions;

•	the significant demands on our resources as a result of our rapidly evolving business;

•	rapid and significant fluctuation in both value and volume of the U.S. securities markets;

•	financial risks from our clearing operations that exceed the simple risk of loss of business if a correspondent fails;

•	delays in the introduction of new services and products;

•	increased competition;

•	any adverse effect caused by or inability to comply with government and other regulation;

•	inability to meet net capital requirements;

•	inability to successfully identify, fund or integrate future acquisitions;

•	inability to successfully integrate recent acquisitions;

•	inability to maintain network security and customer privacy;

•	continued adverse effects associated with the events of September 11, 2001 and any subsequent acts of terrorism;

•	credit risks associated with customer margin accounts;

•	any adverse effects resulting from recent downsizing;

•	the adverse impact of decimalization;

•	significant loss of customers or inability to generate new customers;

•	systems failures;

•	inability to obtain SEC approval of the USAO settlement;

•	any adverse effect resulting from pending or future legal, arbitration or administrative proceedings;

•	stock price volatility; and

•	inability to maintain listing on Nasdaq SmallCap Market.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

     The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements” above. The Company is exposed to market risk related to changes in interest rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

     Retail broker-dealers with clearing operations, such as the Company, are exposed to risks that exceed the simple risk of loss of business due to the loss of retail customers and/or correspondents. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business in the event that the correspondent fails. These risks result where the total assets, securities held in inventory, and cash of the failed correspondent are insufficient to cover the unpaid customer debits, together with losses which may be generated in the correspondent’s trading account. The Company has established procedures to review a correspondent’s inventory and activities in an effort to prevent such losses in the event of a correspondent’s failure.

     Areas outside the control of the Company which affect the securities market, such as severe downturns or declines in market activity, may cause substantial financial exposure. This is particularly true with regard to the receivables that are carried in customer margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loans would exceed such value. While the Company is authorized to liquidate the securities and to utilize the customer’s account balances to cover any shortfall, in a worst case scenario, such collateral may not be sufficient to cover all losses.

Interest Rate Sensitivity and Financial Instruments

     For its working capital and reserves that are required to be segregated under federal or other regulations, the Company invests primarily in U.S. Treasury securities under agreements to resell. These agreements have maturity dates ranging from one to seven days and do not present a material interest rate risk.

Equity Price Risk

     JBOC acts as a market maker for approximately 600 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondents’ clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and its subsidiaries are a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer brokerage transactions claims as well as matters related to our clearing services resulting from the failure of certain correspondents. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. To date, these proceedings have not had a material effect on the Company’s financial condition or results of operations. However, there can be no assurance that in future periods these proceedings will not have a material adverse effect on our financial condition or results of operations. Those proceedings that management believes may have a significant impact on the Company have been previously disclosed in the Company’s most recent Form 10-K and Form S-4 and are described in Note 4 to the financial statements of this Form 10-Q. There were no material developments in the third quarter of 2001.

Item 2. Changes in Securities and Use of Proceeds

     There has been no material modification of ownership rights of securities holders. Certain subsidiary companies, as part of their normal broker-dealer activities, have minimum capital requirements imposed by regulatory agencies. See Note 3, “Regulatory Requirements,” to the financial statements. These requirements may restrict the payment of dividends.

Item 4. Submission of Matters to Vote of Security Holders

     During the third quarter of 2001, there were no matters submitted to a vote of security holders.

Item 6. Exhibits and Reports on Form 8-K

     (b)  During the third quarter of 2001, the Company did not file a Report on Form 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo

Michael J. Chiodo
Chief Financial Officer

November 13, 2001