Form 10-K
period 2001-12-31
JB OXFORD HOLDINGS INC
filed 2002-03-29
CIK 816330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 3L, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                                       --------------    ---------------

                         COMMISSION FILE NUMBER 0-16240
                            JB OXFORD HOLDINGS, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 UTAH                                                                95-4099866
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer
                                                                   Identification No.)

9665 Wilshire Blvd., Suite 300  Beverly Hills, California           90212
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                  (310) 777-8888
-------------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant at March 20, 2002 was approximately $22,634,488 computed based on the average bid and asked prices of the stock as of March 20, 2002.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,141,525 shares outstanding at March 20, 2002.

      Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the 2002 annual meeting, which will be filed on ro before 120 days after December 31, 2001, are incorporated by reference into
Part III of this Form 10-K.

                                     PART I


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of JB Oxford Holdings, Inc. and subsidiaries to be materially different from any future results, performance, or achievements, expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed below in "Item 1. Business Overview - Forward-Looking Statements and Risk Factors."

ITEM 1.           BUSINESS

Overview

Through our wholly-owned subsidiaries, we are engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. We are a fully integrated brokerage firm, providing retail brokerage services, clearing services and market making services to our customers.

We were incorporated in Delaware on March 31, 1987, and completed our initial public offering in September 1987. We changed our state of incorporation to Utah in 1990. Our business is headquartered in Los Angeles and we have additional offices in New York and Miami.

Our primary subsidiary is JB Oxford & Company. JB Oxford is a registered broker-dealer offering the following services: (i) providing discount and electronic brokerage services to the investing public; (ii) providing clearing and execution services to independent broker-dealers ("correspondents") on a fully-disclosed basis; and (iii) acting as a market maker in stocks traded on NASDAQ National Market System and other national exchanges. For 2001, our consolidated revenues were $35,347,821, which consisted primarily of commission and interest income from discount and electronic brokerage division.

Discount and Electronic Brokerage Services

In 1994, we began our strategy of providing retail investors a full line of brokerage services at discount prices. This strategy proved successful as few brokerage firms provided brokerage services at discount prices at that time. We were able to capitalize on this early position by providing customer service and attention comparable to that offered by larger full-service brokerage firms charging higher fees. Today, JB Oxford offers a full line of products and services to customers, which includes the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. JB Oxford customers are offered the choice of being assigned a personal account representative or calling directly to the Company's trading desk for order placement and account information. The marketing strategy implemented in recent years emphasizes this higher level of service compared to other discount brokerages.

In 1995, in order to continue our commitment to providing a full line of brokerage services to our customers, we began providing electronic brokerage services. These services initially included computer trading through a dial-up networking connection and automated telephonic trading services. Since that time, we made many improvements to these services, including the launch of Internet trading in 1996. We continue to upgrade and improve our electronic brokerage technologies in order to provide our customers with the resources necessary to conveniently and economically execute securities transactions and access relited financial information. In addition to our trading capabilities, our Internet site (www.jboxford.com) currently provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information. To further enhance our brokerage services, JB Oxford began offering extended trading hours to its customers, allowing the placement of limit order trades (authorizing the purchase or sale of stock at a specified price or better) 45 minutes before and after traditional market hours.

In recent years, the general public has become more comfortable dealing with financial matters through electronic means. We are positioned to take advantage of this growing market. Many brokerage firms that compete directly with us have positioned themselves to take advantage of this opportunity. The growth of firms providing the electronic delivery of financial services, particularly those on the Internet, has been strong in recent years. In September 1999, JB Oxford unveiled its enhanced web site featuring n*power, an integrated financial services account offering online trading and electronic financial services including online bill payment and free ATM/check card for customers maintaining a minimum account balance. In the second quarter of 2001, we began offering online bond trading, joining only a handful of discount brokerages that offer this service to customers. In early 2002 we redesigned our web site at www.jboxford.com to include an upgraded navigational scheme and richer financial content. The JB Oxford trading site provides integration of charts, market quotes, company research, customer account information such as cash balances and portfolio balances, and includes bond and mutual fund trading.

We also cater to customers within niche markets by providing services that address the particular needs of these customer bases. Examples of these markets include our efforts to develop divisions that cater specifically to Asian, Latin American and European customers. We serve the needs of the Asian American community through our offices in the Los Angeles and New York areas, and the Latin American community through our office in Miami. We also provide discount brokerage services throughout Europe from our New York office. These niche-marketing efforts initially began as an outgrowth of our commitment to meeting the needs of our domestic U.S. customers, such as providing account representatives who are fluent in a customer's preferred language. With the growth in the electronic delivery of financial services, it is becoming economically feasible to provide these services to both domestic and international customers using the Internet. These markets did not constitute a material portion of our business in 2001. We intend to continue this niche marketing strategy in 2002.

Clearing and Execution Services

JB Oxford is self-clearing and as of March 20, 2002, JB Oxford provided clearing and execution services for 20 correspondents. The clearing business offers a high return on capital, and management believes by careful selection and monitoring of its correspondents, this business can remain profitable. We continue to look for opportunities to selectively add new correspondents, in an effort to replace clearing business that has been lost through attrition and decreasing market volumes.

The clearing relationship involves the sharing of broker-dealer responsibilities between the introducing broker and the clearing broker. JB Oxford's correspondents (i.e., introducing brokers) are responsible for all customer relationships, including customer contact, opening customer accounts, determining customer suitability, placing customer orders, and responding to customer inquiries. JB Oxford, acting as the clearing broker, generally provides clearing services including the receipt, confirmation, settlement, delivery and record-keeping functions involved in a securities transactions as well as providing back office functions such as: maintaining customer accounts; extending credit (in a margin account) to the customer; settling security transactions with the Depository Trust Clearing Corporation ("DTCC"); preparing customer trade confirmations and statements; performing certain cashiering and safe keeping functions; transmitting tax information to the customer and tax authorities; forwarding proxies and other shareholder information to customers; and similar activities.

In providing clearing and execution services to correspondents, JB Oxford assumes certain responsibilities for the possession or control of customer securities and assets. As a result, JB Oxford's statements of financial condition reflect amounts receivable from customers on margin loans as well as amounts payable to customers and correspondents related to free credit balances held by JB Oxford for the benefit of its customers and correspondents.

There are inherent risks in operating as a clearing agent. See "Risk Factors" below. Since JB Oxford makes loans to customers collateralized by customer securities, JB Oxford incurs the risk of a market decline that could reduce the value of the customer's underlying collateral securities below the customer's loan amount. For this reason, credit exposure must be monitored and actions must be taken on a timely basis to mitigate and minimize JB Oxford's exposure to these risks. JB Oxford mitigates its credit exposure by monitoring the adequacy of collateral from both individual customers and correspondents. Additionally, JB Oxford is subject to the margin rules established by the Board of Governors of the Federal Reserve System and the NASD.

Acting as a clearing agent in the securities business requires both working capital and capital for regulatory requirements. See "Net Capital Requirements" below, for a more extensive discussion of capital requirements.

Market Making Activities

In order to facilitate the execution of security transactions for its own customers and the customers of its correspondents, JB Oxford acts as a market maker for approximately 350 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The number of companies for which we act as a market maker fluctuates depending upon various factors, including trading volume ad the number of employees acting in a trading capacity.

Generally, we do not maintain inventories of securities for sale to our customers. However, we do engage in certain principal transactions where, in response to a customer order, we will go at risk to the marketplace to attempt to capture the spread between the bid and offer. Most of our larger competitors are engaged in similar market making activities through subsidiaries or receive order flow payments from companies engaged in such market making activities. We believe we can maintain better control and be assured of proper best executions of customer trades by providing these market making services directly to our customers.

Our market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the NASD rules regarding best execution.

Interest Income

We derive a portion of our income from interest generated on the margin accounts of our customers and, to a lesser extent, those of our correspondents. A margin account allows the customer to deposit less than the full cost of the security purchased while we lend the balance of the purchase price to the customer, secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions generally ranging from 0.25% below to 2.75% above the broker call rate, which is the rate at which brokers can generally obtain financing using margined and firm owned securities as collateral. As of December 31, 2001, the total of all debit balances held in active margin accounts was approximately $100,000,000. We finance our margin lending business primarily through customer free credit balances, stock loan and existing credit lines with commercial lenders.

Pursuant to written agreements with customers, broker-dealers are permitted by the SEC's regulations to lend customer securities held as collateral in margin accounts. Customer free credit balances were approximately $165,000,000 as of December 31, 2001. These credit balances are available to finance customer margin balances subject to the requirements of SEC rules. We also utilize stock loan arrangements with other broker dealers to finance customer debit balances.

In addition to the above financing, JB Oxford has established committed lines of revolving credit with banking institutions approximating $55,000,000 and uncommitted lines with broker dealers based upon available loan collateral.

Securities Industry Practices

JB Oxford is registered with the SEC and the NASD and is a member of the following organizations: Chicago Stock Exchange, Pacific Stock Exchange, Cincinnati Stock Exchange, DTC, NSCC and Options Clearing Corporation. JB Oxford is registered as a securities broker-dealer in all 50 states and the District of Columbia. JB Oxford is also a member of the Securities Investors Protection Corporation, which provides JB Oxford's customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. JB Oxford has also acquired an additional $10,000,000 per account, $50,000,000 in the aggregate, in insurance coverage through Lloyds of London as added protection for individual customers' securities, covering all clients of JB Oxford's fully-disclosed correspondents and discount customers.

JB Oxford is subject to extensive regulation by federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern the industry and conduct periodic reviews of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker-dealers. See "Risk Factors" below.

Net Capital Requirements

JB Oxford is subject to SEC Rule 15c3-1, Net Capital Requirements For Brokers or Dealers, which establishes minimum net capital requirements for broker-dealers. Rule 15c3-1 is designed to measure financial integrity and liquidity in order to assure the broker-dealer's financial stability within the securities market. The net capital required under Rule 15c3-1 depends in part upon the activities engaged in by the broker-dealer.

In computing net capital under Rule 15c3-1, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a firm's position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with Rule 15c3-1 could require intensive use of capital and could limit JB Oxford's ability to pay dividends to us, which in turn could limit our ability to pay dividends to our shareholders. Failure to comply with Rule 15c3-1 could require us to infuse additional capital into JB Oxford, could limit our ability to pay our debts and/or interest obligations, and may subject JB Oxford to certain restrictions which may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that we can not or elect not to infuse the additional capital or otherwise bring JB Oxford into compliance, JB Oxford would ultimately be forced to cease operations. See "Risk Factors" above.

JB Oxford has elected to use the alternative method permitted by Rule 15c3-1, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 2001, JB Oxford had net capital of $18,975,361, which was $16,891,455 in excess of the minimum amount required. At December 31, 2000, JB Oxford had net capital of $28,860,901, which was $23,275,591 in excess of the minimum amount required.

Employees

As of March 20, 2002, we had approximately 131 employees. Since January 1, 2001 we have reduced our workforce by approximately 50% due to market slowdown and reduction in transaction volume. As demand for our products and services increases in the future, we expect to need to correspondingly increase our personnel and there can be no assurance that we will be able to hire and retain qualified personnel. We consider our employee relationships to be good.

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

We Have Incurred Operation Losses in the Past and May incur Future Operation Losses.

Although we achieved profitability in fiscal years 1999 and 2000, we incurred a net operating losses of approximately $9 million for the year ended December 31, 2001. As direct result of the downturn in the U.S. securities markets that began in early 2000 and has continued, we have suffered a significant reduction in transaction volume, and consequently revenues. We recently implemented cost containment measures that have significantly reduced our expenses. However, we cannot assure you that our negative cash flow and net losses from operations will not continue or increase for the foreseeable future. If we continue to incur losses and negative cash flow we may need additional capital to fund working capital and cash flow deficits. There can be no assurance that such capital will be available to us, or if available, on terms acceptable to us. Additionally, we could lose our stock loan lines and committed lines of credit, which would greatly restrict our ability to finance our operations. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.



Our Business is Adversely Affected by Downturns in the U.S. Securities Markets.

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have fluctuated considerably and a downturn in these markets has adversely affected our operating results. In October 1987 and October 1998, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have resulted in reduced transaction revenues. In March 2000, the stock market entered into a protracted down-trend, resulting in reduced transaction volume, and consequently, revenues. In 2001, the stock markets were closed for four (4) days as a result of the events of September 11 which had a negative impact on our revenues. Any acts of terrorism, which continue to impact the U.S. financial markets could have a material adverse effect on our business, financial condition and operating results. When trading volume is low, our profitability is likely to be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

Demand and Market Acceptance for Our Services Are Subject to a High Level of Uncertainty.

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

We are Exposed to Certain Credit Risks with Our Customers.

We sometimes allow customers to purchase securities on margin, therefore we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining and the value of the collateral we hold falls below the amount of a customer's indebtedness. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. Any such services could have a material adverse effect on our business, financial condition and operating results.

Our Clearing Operations Expose Us to Losses Beyond the Loss of Business.

Our clearing operations expose us to risks that exceed the simple risk of loss of business due to loss of retail customers or correspondents. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business. If the correspondent fails, possible losses include its obligations to customers and other third parties, and any losses in the correspondent's own trading accounts. We have established procedures to review a correspondent's own customer and firm accounts and activities in an effort to prevent such losses if a correspondent fails. Any such losses could have a material adverse effect on our business, financial condition and operating results.

Our Success is Dependent upon the Development and Enhancement of Our Services and Products.

Our future success depends in part on our ability to develop and enhance our services and products. We recently introduced online bond trading and expanded our market maker and money management services that has changed our business mix. There can be no assurance that this change in our business mix will increase our revenues or otherwise be successful. There are significant risks in the development of new services and products or enhanced versions of existing services and products, particularly in our electronic brokerage business. We may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected.

The Discount and Electronic Brokerage Services Market is Highly Competitive

The market for discount and electronic brokerage services is rapidly evolving and intensely competitive. We face direct competition from firms offering discount and electronic brokerage services such as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., Waterhouse Securities, Inc., Ameritrade, Inc. (a subsidiary of Ameritrade Holding Corporation), and E*TRADE Group, Inc. We also encounter competition from established full commission brokerage firms such as UBS PaineWebber, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Solomon Smith Barney, Inc., among other traditional firms which typically also offer their customers on-line services. In addition, we compete with financial institutions, mutual fund sponsors and other organizations. Further, the industry is currently undergoing consolidation, which may strengthen our competitors and this trend is expected to continue.

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

The Loss of Significant Customers could Adversely Affect Our Business.

While no single correspondent broker-dealer or customer represents more than 10% of our revenues, we have several significant customers whose loss, in the aggregate, could have a material adverse effect on our financial condition and operating results. While we believe that the likelihood of losing a substantial number of such customers is remote, there can be no assurance that such event will not occur.

Our Plans to Expand Through Acquisitions of Other Companies May Have A Material Adverse Effect on Our Business.

During 2001 and early 2002, we acquired approximately 22,500 customer accounts from three other broker-dealers and we plan to continue to expand our business through strategic acquisitions. Our industry is currently undergoing consolidation and there is intensive competition for acquisitions which may make acquisitions increasingly expensive. Any lack of capital for additional acquisitions may limit our ability to grow. We will be competing for acquisition opportunities with entities that have greater resources than we do and we plan on using our previously authorized, unissued common stock as consideration which may limit our opportunities. Any issuance of our equity securities in acquisitions will have a dilutive effect on our current shareholders. We cannot assure you that we will be able to successfully identify, negotiate and consummate suitable acquisitions. Furthermore, completed acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, assumption of unknown material liabilities, amortization of acquired intangible assets and potential loss of key employees and customers of acquired companies. We have limited experience in assimilating acquired organizations into our operations. We cannot assure you that we will be able to integrate successfully any operations, personnel, services or products that might be acquired in the future. Our failure to successfully complete and assimilate acquisitions could have a material adverse effect on our business, financial condition and operating results.

Our Business is Dependent on Strategic Relationships with Online and Internet Service Providers and Software and Information Services Providers.

We have established a number of strategic relationships with online and Internet service providers and software and information service providers. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, we may not develop any new such relationships in the future.

Our Business is Subject to Extensive Regulation Under Both Federal and State
Laws.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business. Because we are a self-clearing broker-dealer and provide clearing and execution services for our correspondents, we have to comply with many complex laws and rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. In addition, because we offer on-line trading to our customers we are subject to rules and regulations involving systems capacity, advertising and investor education, investor suitability, best execution, pricing of market data, day trading, customer privacy and electronic books and records. Although we periodically conduct internal compliance reviews of our systems and operations to identify and correct any deficiencies, there can be no assurance that we will be considered by regulatory authorities to be in full compliance with all of the rules and regulations applicable to us. See "Business-Securities Industries Practices" below.

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

We have had in the past an aggressive marketing campaign designed to bring brand name recognition to our registered broker-dealer, JB Oxford. All marketing activities by JB Oxford are regulated by the NASD, and JB Oxford compliance officers review all marketing materials prior to release. The NASD can impose certain penalties for violations of its advertising regulations, including censures or fines, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees.

There can be no assurance that other federal, state or foreign agencies will not attempt to regulate our business. If such regulations are enacted, our business or operations would be rendered more costly or burdensome, less efficient or otherwise have a material adverse effect on our business, financial condition and operating results.

Our Failure to Maintain the Net Capital Levels Required by Various Regulators could Adversely Affect Our Business.

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

We Could Suffer Substantial Losses and be Subject to Customer Litigation if Our Electronic Systems Which Support Online Trading Fail or Our Transactions Process is Slow.

We receive and process trade orders through internal trading software, the Internet, and touch-tone telephone. Thus, we depend heavily on the integrity of the electronic systems supporting this type of trading. Heavy stress placed on our systems during peak trading times or interference from third parties over the Internet could cause our systems to operate too slowly or to fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, we may be able to take orders by telephone. However, only associates with securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption, natural disaster or act of terrorism could cause a systems failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results.

Our Business Could Suffer if We Cannot Protect the Confidentiality of Customer Information.

An important element of our operations is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology to provide secure transmission of confidential information. While we have not experienced problems in the past, there can be no assurance that hackers, computer viruses and other problems will not result in a breach of security. If a compromise of our security were to occur, it could have a material adverse effect on our business, financial condition and operating results.

The Trading Price of Our Common Stock has Been and May Continue to be Subject to Wide Fluctuations.

For example, during the twelve months ended December 31, 2001, our common stock closed as low as $0.75 and as high as $3.00. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by our company or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may consider comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet related companies in particular, have experienced extreme volatility that has often been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Your Interests as a Stockholder May Conflict with Our Controlling Shareholders, Our Chief Executive Officer and Our President.

Our executive officers, directors and principal shareholders beneficially own approximately 44% of our outstanding common stock, including shares issuable upon conversion of certain debt. As a result, our controlling shareholders may be able to control or direct our business affairs including matters requiring stockholder approval. This concentration of ownership could effectively delay, defer or prevent a change in control or other significant corporate transactions that might give you the opportunity to realize a premium over our then prevailing stock price. In addition, various conflicts of interest may arise in the future as a result of our relationship with Third Capital Partners, LLC, ("Third Capital"), a company controlled by our Chief Executive Officer and our President who also serve on our Board of Directors. Serving us as an officer and director as well as Third Capital could result in our Chief Executive Officer and our President being placed in a conflict of interest should they have to make decisions which have materially different implications for us and for Third Capital. Third Capital receives management fees from us which could influence decisions. In addition, Third Capital is the beneficial owner of the aggregate principal sum of $5,418,696 of our 9% Secured Convertible Notes (the "Notes"). Third Capital has extended the due date of the Notes from time to time but there can be no assurance that they will continue to do so in the future. Our inability to repay the Notes or otherwise obtain an extension from Third Capital could have a material adverse effect on our financial condition.

The Loss of Certain Key Executive Officers Could Harm Our Business.

Our success is substantially dependent upon the continuing services of certain key executive officers, especially our Chief Executive Officer and our President. We do not have written employment agreements with our key executive officers and do not maintain "key person" life insurance on any of our executive officers. There can be no assurance that any of our executive officers will continue to work for us nor can there be any assurance that upon ceasing to work for us they will not compete against us. The loss of our Chief Executive Officer or President could have a material adverse effect on our business, financial condition and results of operations.




We May Be Unable to Maintain the Listing of Our Common Stock on the Nasdaq SmallCap Market and Penny Stock Rules May Apply to the Sale of Our Common Stock Which, in Each Case, Would Make it More Difficult for You to Dispose of Your Common Stock.

Our common stock is listed on the Nasdaq SmallCap Market. We cannot guarantee that it will always be listed. The Nasdaq SmallCap Market rules for continual listing include minimum stock price and other requirements, which we may not meet in the future, particularly if the price of our common stock declines.

If our common stock is delisted from the Nasdaq SmallCap Market, trading in our common stock would be conducted, if at all, on the NASD's OTC Bulletin Board. This would make it more difficult for shareholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of the common stock.

There are separate rules regulating broker-dealers who trade on behalf of customers in unlisted stocks. These rules require broker-dealers to:

         - sell common stock only to purchasers for which transactions in penny stocks are suitable unless such purchasers are established customers as defined in Rule 15g-9 of the Securities Exchange Act of 1934;

         - sell common stock only to purchasers that have sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; and

         - receive the purchaser's written consent to the transaction prior to sale.

The Securities and Exchange Commission has adopted regulations that define "penny stock" to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. Broker-dealers engaging in the sale of penny stocks must comply with the following requirements:

         - delivery to purchasers, prior to the transaction, of a risk disclosure statement prepared by the Securities and Exchange Commission relating to the penny stock market;

         - disclosure to purchasers of the commissions payable to the broker-dealer and its registered representative;

         - disclosure to purchasers of current quotations for the securities;
         and

         - delivery to customers with monthly statements disclosing recent price information for all penny stock held in the customer's account and information on the limited market in penny stocks.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules because of the lack of ability or incentive of broker-dealers to sell our common stock.

Many securities listed on the Nasdaq SmallCap Market would be covered by the definition of penny stock, but transactions in a security listed on the Nasdaq SmallCap Market are exempt from the foregoing requirements if:

         - the customer is an institutional accredited investor; and

         - the transaction is not recommended by the broker-dealer.

Our Board of Directors has the Authority to Issue Preferred Stock, Which Could Deter Takeover Bids Even if Those Bids are in the Shareholders' Best Interests.

We have 10,000,000 shares of authorized preferred stock, of which 9,800,000 remain available for issuance to third parties selected by management or used as the basis for a shareholders' rights plan, which could have the effect of deterring potential acquirers. The ability of our Board of Directors to establish the terms and provisions of different series of preferred stock could discourage unsolicited takeover bids from third parties even if those bids are in the shareholders' best interests.

Securities Litigation Could Adversely Affect Our Business.

The securities brokerage business involves substantial risks of liability and corresponding litigation including class action and other suits that generally seek substantial damages including punitive damages. Like other securities brokerage firms, from time to time we are named as a defendant in civil lawsuits and arbitrations. Any significant monetary judgments against us in the course of litigation could have a material adverse effect on our business, financial condition and operating results.

We May Be Unable to Hire and Retain Skilled Personnel.

The success of our business is dependent upon having adequate levels of personnel with experience in the computer and brokerage business as well as persons with the necessary broker-dealer licenses. As a result of the prolonged market downturn, we have reduced our personnel by approximately 50% since January 2001 and in the event that there is a significant increase in demand for our products and services in the future we may not have adequate personnel to handle the demand which could have a material adverse effect on our business, financial condition and operating results. Further, there can be no assurance that we can retain our existing personnel especially those whose stock options are largely underwater and might have little long term incentive to stay with us. We expect competition for qualified personnel to be intense in the event of a sustained upswing in the stock markets and there can be no assurance that we will be able to hire or retain skilled or licensed personnel to meet any increased demand.

Recent Events Related to Our Independent Auditor, Arthur Andersen.

On March 14, 2002, our independent certified public accountant, Arthur Andersen, LLP, was indicted on federal charges of obstruction of justice in connection with the U.S. government's investigation of Enron. We are required to file periodic financial statements with the SEC which have been audited or reviewed by an independent, certified public accountant. The SEC has issued a release stating that it will continue to accept financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to us. While Arthur Andersen has made the SEC required representations to us in connection with our audited financial statements for 2001, there can be no assurance that Arthur Andersen will be able to do so in the future, that the SEC will continue to accept financial statements audited or reviewed by Arthur Andersen or that Arthur Andersen will be able to perform the required services for us. In such case, we will promptly seek to engage new independent certified public accountants to perform audit-related services for us. Our ability to timely file our required periodic reports could be impaired if Arthur Andersen becomes unable to make the required representations to us, the SEC ceases accepting financial statements audited or reviewed by Arthur Andersen or if for any other reason Arthur Andersen is unable to perform audit-related services for us. If we are unable to timely file our required periodic reports it could have a material adverse effect on us.

ITEM 2.           PROPERTIES

Our principal offices and the principal offices of JB Oxford are located at 9665 Wilshire Boulevard, 3rd Floor, Beverly Hills , California 90212. As of March 20, 2002, we lease or conduct our operations from, and have our administrative offices at, the following locations:

                       Location                  Area (Sq. Feet)     Principal Use                 Lease
                       --------                  ---------------     -------------                 -----
       9665 Wilshire Blvd., 3rd,  2nd , 5th and      27,240          JBOH and JBOC             Expires Dec. 2010
       8th Floors, Beverly Hills, CA  90212

       One Exchange Plaza, 19th Floor                 6,050          JBOC                      Expires Jun. 2006
       New York, NY  10006

       801 Brickell Ave. Suite 2450                   6,993          JBOC                      Expires Feb. 2003
       Miami, FL  33131

       140 West Valley Blvd., Suite 220/1 San         2,017          JBOC                      Expires May 2002
       Gabriel, CA  91776

       9601 Wilshire Blvd., Suite GF-3, Beverly       8,258         JBOC                       Expires Jun. 2004
       Hills, CA  90210

Our office, and the offices and facilities of our subsidiaries, are considered by management to be generally suitable and adequate for their intended purpose.

ITEM 3.           LEGAL PROCEEDINGS

We are a party to a number of pending legal, arbitration or administrative proceedings incidental to our business, including customer brokerage transactions claims as well as matters related to JB Oxford's clearing services resulting from the failure of certain correspondents. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of our business. To date, these proceedings have not had a material effect on our financial condition or results of operations. However, in the aggregate the amount of these claims is substantial and there can be no assurance that in future periods these proceedings will not have a material adverse effect on our financial condition or results of operations. Those proceedings that management believes may have a significant impact on us are described below.

On February 14, 2000, we reached a settlement with the Los Angeles office of the United States Attorney's Office (the "USAO") in connection with the USAO's investigation of our prior management. While we maintain our innocence, we agreed to pay $2 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two-year investigation. The agreement with the USAO stated that if, on or before February 14, 2001, we enter into a settlement with the SEC that involves a payment of $1 million or more to the SEC, the USAO has agreed that our obligation to the USAO would be reduced by $500,000. Discussions are ongoing with the USAO regarding extending this agreement, based upon the proposed SEC settlement. On October 12, 2000, the Pacific Regional Office of the SEC advised us that it is recommending that the SEC accept our $1.5 million offer to settle the SEC's investigation. If the proposed settlement is accepted, we will also agree to a censure, to refrain from any violations of securities laws, and to take certain actions to ensure continued compliance with federal securities law. We paid $500,000 of the USAO settlement amount in the first quarter of 2000 and 2001, for a total of $1,000,000 as of December 31, 2001.

In August 2000, the assignee and holder of two of the demand notes payable by us to Oeri Finance Inc., in the principal face amount of $1,939,375, filed to collect the amounts due under the notes as well as seek return of certain securities seized by the government. We filed an answer and asserted defenses to payment including, among other defenses, a right of set-off for certain expenses incurred by us in connection with the governmental investigation described above and related matters. In February 2002, the US District Court, Central District of California, issued an Order granting the assignee's application for writ of pre-judgment attachment against the assets of JB Oxford Holdings, Inc. A final determination of these issues on the merits has yet to be made. The notes and underlying obligations have previously been disclosed by us in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q since the issuance of the notes in July 1997. We believe that we have valid defenses and set-offs to the claims and intend to vigorously defend ourselves, although no assurance can be given as to the outcome of this matter.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2001.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED SHAREHOLDER
                  MATTERS

Our common stock is traded in the over-the-counter market with prices quoted on the NASD's Automated Quotation System SmallCap market ("NASDAQ") under the trading symbol "JBOH." Quotations given are from NASDAQ and represent prices between dealers exclusive of a retail mark-up, mark-down, or commission. They do not necessarily represent actual transactions.

                          STOCK PRICE AND DIVIDEND DATA

                                                        Month Ended
                                                   1-31-02        2-28-02
                                                --------------  -------------
         Price range of common stock
           High                                      $2.05          $1.64
           Low                                        0.99           1.35
           Close at end of period                     1.58           1.41

                                                                       Quarter Ended
                                                   3-31-01        6-30-01         9-30-01       12-31-01
                                                --------------  -------------  -------------- --------------
         Price range of common stock
           High                                      $3.00          $2.14           $1.75          $1.38
           Low                                        1.15           1.00            0.75           0.87
           Close at end of period                     1.21           1.74            1.05           1.02


                                                                       Quarter Ended
                                                   3-31-00        6-30-00         9-30-00       12-31-00
                                                --------------  -------------  -------------- --------------
         Price range of common stock
           High                                      $9.38          $7.31           $5.50          $3.97
           Low                                        5.59           2.63            3.56           1.47
           Close at end of period                     6.88           3.50            3.59           1.66

The number of record holders of our common stock as of March 20, 2002 was 445. We believe the number of beneficial holders of our common stock as of June 8, 2001, the most recent date for which this data is available to us, was approximately 13,400.

Dividends

We have not declared or paid cash dividends on our common stock. Given our past expansion and overall business growth, Management believes it has been prudent to retain and increase our capital base. We do not currently anticipate paying cash dividends. Future payments of dividends will depend upon, among other factors, regulatory restrictions, our consolidated earnings, overall financial condition, and cash and capital requirements.

ITEM 6.           SELECTED FINANCIAL DATA

The information set forth below should be read and reviewed in conjunction with the Management's Discussion and Analysis, consolidated financial statements, and related notes, included under Items 7 and 8 of this report.

                                                                  JB OXFORD HOLDINGS, INC.
                                                        SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                                       (Amounts in thousands, except per share data)

                                                   2001          2000         1999          1998          1997
                                                ---------      --------     --------     ---------      --------
Income Statement Data:
Revenues                                        $  35,348      $100,862     $104,212     $  67,268      $ 69,962
Net Income (Loss) Before Extraordinary Item        (6,942)        4,973       10,008        (1,839)        1,523
Net Income (Loss)                                  (6,942)        4,973       10,445        (1,839)        1,523
Basic Earnings (Loss) Per Share Before
   Extraordinary Item                               (0.50)         0.35         0.70         (0.13)         0.12
Basic Earnings (Loss) Per Share                     (0.50)         0.35         0.73         (0.13)         0.12
Diluted Earnings (Loss) Per Share Before
   Extraordinary Item                               (0.50)         0.22         0.43         (0.13)         0.09
Diluted Earnings (Loss) Per Share                   (0.50)         0.22         0.45         (0.13)         0.09
Dividends                                              --            --           --            --            --
Balance Sheet Data:
Total Assets                                    $ 262,439      $352,254     $497,739     $ 405,990      $341,586
Long-term and Subordinated Debt                        --         3,734           --         1,250         1,500
Liabilities (Excluding Long-Term)                 239,656       318,628      471,368       390,374       326,463
Total Shareholders' Equity                         22,783        29,892       26,371        15,617        15,123
Book Value Per Share*                                1.64          2.13         1.83          1.12          1.07

* Computed using shareholders' equity divided by total outstanding common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this section of the Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements, expressed or implied by the forward-looking statements, including, but not limited to, those risks and uncertainties discussed in Item 1. "Business Overview - Forward Looking Statements and Risk Factors" above.

Business Overview

We, through our wholly owned subsidiaries, provide discount brokerage services and related financial services to retail customers and broker-dealers nationwide. Our primary subsidiary, JB Oxford & Company ("JB Oxford"), is a registered broker-dealer offering services including (i) discount and electronic brokerage services to the investing public, (ii) clearing and execution services to correspondents on a fully-disclosed basis, and (iii) acting as a market maker in NASDAQ National Market System, New York Stock Exchange ("NYSE") and other national exchange-listed securities.

The financial services industry is a dynamic and ever-changing industry. Management believes that continued improvements in technology and the widespread use of technology, including the Internet, is dramatically changing the way financial services are provided. The ability to obtain quotes, make trades, and obtain account information instantly through the Internet has come to be expected by many investors. Management believes that additional technologies, products and services will become commonplace in the not too distant future. Management's strategy is to position us to take advantage of the opportunities presented by the expected changes in the financial services industry. JB Oxford continually updates its web site at www.jboxford.com to improve speed, allow easier navigation and expand selection of timely market information and research tools. In early 2002 we redesigned our web site to include an upgraded navigational scheme and richer financial content. The JB Oxford trading site provides integration of charts, quotes and research, and includes bond and mutual fund trading.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999

Revenues

The Company's total revenues were $35,347,821 in 2001, a decrease of 65% from $100,861,961 in 2000, which was an decrease of 3% from $104,211,781 in 1999.
Revenues are down in 2001 compared to 2000 as a result of the general decline of business in the securities industry. All revenue sources are down dramatically, with the largest declines in interest and commission revenues. The decrease in total revenues from 1999 to 2000 was primarily attributable to a decrease in clearing and execution revenues. This decrease was offset in part by an increase in interest and commission revenue, primarily in the first three months of 2000.

Clearing and execution revenues decreased 48% to $3,985,922 in 2001, from $7,607,517 in 2000, which was down 70% from $25,033,821 in 1999. The decrease in
2001 was the result of declining trade volume. Overall correspondent trades were down 50% in 2001 from 2000. The decline in 2000 was the result of correspondent day-trading volumes declining by 89% in 2000 from 1999, due to the loss of day-trading correspondents and the reduction of volumes in general from the downtrending market.

Interest revenues decreased 63% to $14,968,622 in 2001, from $40,154,797 in 2000, which was an increase of 39% from $28,930,515 in 1999. Interest revenue continued to be the largest revenue source in 2001, accounting for 42% and 40% of the Company's revenues in 2001 and 2000, respectively, as compared to 28% in 1999. Fluctuations in interest revenues are consistent with usual fluctuations of debit balances in customers' brokerage margin accounts, as well as changes in broker-call rates on which the interest charged to customers is calculated. It is anticipated that interest revenues will stabilize in 2002 as we expect balances and interest rates will stabilize.

Commission revenues decreased 66% to $12,498,400 in 2001, from $37,148,643 in 2000, which was up 10% from $33,827,615 in 1999. Commission revenue was the largest source of revenue to the Company during 1999, consisting of 32% of total revenues, while consisting of 35% and 37% of revenues in 2001 and 2000, respectively. Commission revenue is directly related to trade volume generated by our customers. The retail trade volume was down 60% in 2001 from 2000, whereas trade volume increased 9% in 2000 from 1999. In 2002, management anticipates commission revenue to stabilize as volume trends become more consistent. Additionally, the Company will continue to search for opportunities to acquire compatible discount and on-line brokerage operations of other firms, in an effort to expand customer base and transaction volume.

Revenues from trading profits decreased 79% to $3,095,203 in 2001, from $14,692,048 in 2000, which was down 5% from $15,517,700 in 1999. The decrease in
2001 is primarily the result of declining trade volumes and tightening trading spreads. Trade volumes have declined 55% in 2001 from 2000. The decrease in 2000 is attributed to changes in the trading rules that have caused the trading spreads to tighten, although trading volume for market making activities increased 9% for the year 2000. Management anticipates trading revenues to track the overall commission volumes of the discount and on-line operations of the Company for 2002.

Other revenues decreased 36% to $799,674 in 2001, from $1,258,956 in 2000, which was up 40% from $902,130 in 1999. The change in other revenue in 2001 and 2000 was not attributable to any significant or single factor. Management anticipates that other revenues will continue to account for a negligible percentage of total revenues in the future.

Expenses

         Operating expenses totaled $44,401,627 in 2001, a decrease of 52% from $92,203,973 in 2000, which was an increase of 6% from $86,980,546 in 1999. Many of the Company's expenses, including commission expense, interest expense and data processing charges, are directly related to commission and trading revenues. The largest decrease in expense for 2001 was in interest expense, which decreased 68% in 2001. This is directly related to the decrease in interest revenue discussed above for the year 2001. During 2000, the cost to finance customer debits increased as the Company utilized higher interest bearing short-term borrowings to replace the reduction of customer credits during the year 2000. The overall changes in total expenses during 2001, 2000 and 1999 is directly related to the volume levels in the Company's discount and online brokerage divisions. As a percentage of total revenues, total operating expenses accounted for 126%, 91% and 83% in 2001, 2000 and 1999, respectively. Management continues to look at ways to contain costs and improve operating efficiencies through technology, as well as provide for ways in which the Company may grow total revenues.

Data processing expense decreased 60% to $3,484,346 in 2001, from $8,788,183 in 2000, which was down 13% from $10,114,145 in 1999. The decrease in data processing expense for 2001 was the result of an overall decline the trade volume for all activities of the Company, in addition to a new contract negotiated with its back office service provider with more favorable terms. The decrease in 2000 was the result of a decline of trade volume in correspondent day-trading clearing activities. This decline was offset in part by an increase in discount and market making volumes.

Expenses for salaries decreased 28% in 2001 to $8,325,869 from $11,533,833 in 2000, which was up 13% from $10,176,438 in 1999. The Company took steps in late 2000 to reduce its overall workforce by 12% and streamline operations. This trend continued in 2001 as the Company has significantly reduced its workforce. Occupancy and equipment costs decreased 2% to $5,838,467 in 2001, from $5,988,058 in 2000, which was up 21% from $4,966,437 in 1999. These cost have remained static during 2001, however management believes these costs will decline in 2002 as lease commitments expire. The increases in 2000 were primarily the result of new computer equipment and technology to improve the informational systems of the Company.

Promotional expense decreased 86% in 2001 to $895,536 from $6,624,512 in 2000, which was down 48% from $12,807,200 in 1999. In 2001, the Company discontinued the use of television ads and began to use the print media as a source of name branding. In 1999, JBOC launched a $10,000,000 national advertising campaign to encourage consumers to "Put Your Money to Work." The Company discontinued this campaign in 2000. In 2002, the Company expects to spend approximately $100,000 per month in promotional expenses, however, the Company will remain flexible in its approach and may adjust its advertising budget and strategy to maximize the effectiveness of advertising dollars spent.

Professional fees decreased 31% to $4,725,033 in 2001 from $6,831,981 in 2000, which was an increase of 49% from $4,592,666 in 1999. Included in the increase for 2000 is $2,679,508 of consulting expense to prepare for a conversion to a different back office system. These same expenses were $319,567 in 2001. Bad debt expense decreased 25% to $1,146,244 in 2001 from $1,524,655 in 2000, which was a decrease of 17% from $1,829,102 in 1999.

The Company recorded settlement expense of $241,792 in 2001, which was a decrease of 72% from $867,171 in 2000, which was a decrease of 66% from $2,537,880 in 1999. The expense recorded in 1999 was the result of the Company settling the investigation with USAO and the anticipated settlement with the SEC (See Note 15. "Commitments and Contingencies"). The Company accrued an additional $500,000 for the anticipated settlement with the SEC in 2000.

The Company's effective tax rate varied from its statutory federal rate due to changes in state taxes net of federal benefit and other temporary or permanent differences. (See Note 11 of the Notes to Consolidated Financial Statements, below.)

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

Liquidity and Capital Resources

The Company finances its growth though the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established committed lines of revolving credit with other banking institutions with an aggregate borrowing limit of approximately $55,000,000 at December 31, 2001. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates. The majority of the Company's corporate assets at December 31, 2001, 2000 and 1999 were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash, or receivables secured by marketable securities. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow and loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. (See Item 1. "Business Overview - Net Capital Requirements" above.) At December 31, 2001, JBOC had regulatory net capital of $18,975,361, which exceeded the minimum requirement by $16,891,455.

The Company currently has outstanding a bank note payable in the amount of $2,740,000 as of December 31, 2001. The bank note payable carries an interest rate of prime plus 1%. Principal payments of $84,000, plus interest are due monthly, with a balloon payment due on September 5, 2002. At December 31, 2001, the Company was not in compliance with the net income and net worth covenants of its bank note payable agreement which require that the Company earn net income of at least $5 million per year and maintain net assets of at least $25 million. The Company reached an agreement with the bank in December 2001 to amend the credit agreement by repaying $1 million of principal as well as granting a first priority security interest in the Company's Federal and State tax refunds. Based on management discussions with the bank, the Company believes that this amendment to the credit agreement will lead to a waiver of the debt covenants as of and for the year ended December 31, 2001, however, the bank has not granted an official waiver. In the event that the Company is deemed to be in default of the covenants, the interest rate on the note will increase from Prime plus 1% to Prime plus 3%. To date, the Company has made all of its required payments under the bank note payable.

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

Concurrent with the Trust's purchase of shares, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, further, Oeri Finance forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance, Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock. A $1,000,000 subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999, and is included in "Notes payable" in the Company's consolidated financial statements included below. The Company has decided to delay principal and interest payment on the debt in light of the ongoing federal investigation (see Note 15, "Commitments and Contingencies," to the financial consolidated statements).

On November 8, 1999, Third Capital Partners, LLC, the beneficial owner of two secured convertible notes of the Company in the aggregate principal amount of $5,418,696, maturing December 31, 1999, agreed to again extend the repayment of both notes for a period of 12 additional months, to December 31, 2002. The Company will continue to make interest payments only on each note, and no other terms of the notes were affected by the extension agreements.

Liquidity at December 31, 2001, 2000 and 1999

The Company's cash position, including securities purchased under agreements to resell, decreased during 2001 by $1,309,668 to $6,694,332 at year-end. This compares with a net increase in cash and cash equivalents of $1,980,905 and $3,526,523 in 2000 and 1999, respectively. The fluctuation in the Company's cash position can be impacted by the settlement cycles of the business which relate directly to the cash provided from, or used in, operations.

Cash Flows From Operating Activities

Net cash provided by operating activities was $4,700,100, $3,464,036 and $5,607,036 for 2001, 2000 and 1999, respectively. The Company's net cash provided by operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

During 2001, the most significant use of cash in operations was a decrease in payables to broker-dealers and clearing organizations of $59,505,496 and increase in receivable from broker-dealers and clearing organizations of $45,106,278. These changes relate to a decrease in stock loaned and an increase in stock borrowed during 2001. An increase in Cash segregate under federal and other regulations and payable to customers used cash of $41,855,227 and 18,125,486, respectively. The most significant source of cash in operations was a decrease in receivable from customers of $175,723,929.

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

Cash Flows Used In Investing Activities

The net cash used in investing activities during 2001, 2000 and 1999 was $3,834,688, $4,773,089 and $1,512,160, respectively. Funds used in 2001 include
$2,510,000 used to acquire the right to service certain customer accounts. The funds used in 2000 include a $2,500,000 loan to a stockholder (see Note 12 of the Notes to Consolidated Financial Statements, below.) The remaining cash uses are a direct result of capital expenditures made by the Company during these periods. The Company's requirement for capital resources is not material to the business as a whole. Although the Company continually upgrades its information and communication systems, future expenditures for upgrading the Company's various information and communication systems are not estimated to be material to the operations of the Company. As technology advances, however, management intends to remain competitive and may incur costs accordingly. The Company has no plans to open additional offices and has no significant commitments for capital expenditures.

Cash Flows From Financing Activities

Financing activities provided (used) cash of $(2,175,080), $3,289,958 and $(568,353) in 2001, 2000 and 1999, respectively. In 2001, repayments of notes payable of $2,008,000 was the most significant use of cash for financing activities. In 2000, the most significant source of cash was from a bank loan in the net amount of $4,742,251. The primary use of cash for financing activities was the acquisition of treasury stock in the amount of $1,667,443. In 1999, the most significant use of cash in financing activities was the acquisition of treasury stock in the amount of $586,925.

                               JB OXFORD & COMPANY
                              SHORT TERM BORROWING
                             (Amounts in thousands)

Category of aggregate short-term
  borrowings                            a            b              c              d             e
Year Ended December 31, 2001
collateralized by:
     Customer securities            $  --        $  --        $21,000        $   700          5.8%
Year Ended December 31, 2000
collateralized by:
     Customer securities            $  --        $  --        $88,079        $31,688          8.9%
Year Ended December 31, 1999
collateralized by:
     Customer securities            $  --        $  --        $10,500        $ 1,475          7.3%

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

In order for the Company to assure stability, management is continually exploring additional sources of capital to increase the Company's liquidity and capital base. Management will continue its efforts to increase liquidity and capital.

Impact of Inflation

Inflation has had a minimal impact on the operations and financial condition of the Company in recent years. The Company will continually monitor costs and productivity and will adjust prices and operations as necessary to meet inflationary impacts or market changes.

Recent Developments

During the first quarter of 2002, we entered into an agreement to purchase certain assets from Stockwalk.com, Inc. Pursuant to that agreement, JB Oxford acquired approximately $400 million in customer assets and 11,500 customer accounts located throughout the United States. The consideration paid by us in the transaction was a combination of cash and our common stock. We expect to maintain a presence in Minneapolis, Minnesota, the location of the former Stockwalk.com office. The purchase transaction closed during the first quarter of 2002.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company was required to adopt SFAS No. 141 upon issuance. As such, all business combinations for which the Company may prospectively enter must be accounted for as purchase transactions. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 ceases the current amortization of goodwill and will instead be subject to at least an annual assessment for impairment by applying a fair-value-based test. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes or amends previous pronouncements including SFAS No. 121, Accounting Principles Board Opinion No. 30, and Accounting Research Board No. 51. The Company adopted this statement on January 1, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Equity Price Risk

JBOC acts as a market maker for approximately 350 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules required to be filed by Item 8 of this form are contained herein as follows:

                                                                                                                 Page
                                                                                                               -------
Report of Independent Public Accountants                                                                            27
Consolidated Statements of Financial Condition December 31, 2001, and 2000                                       28-29
Consolidated Statements of Operations Years Ended December 31, 2001, 2000, and 1999                                 30
Consolidated Statements of Changes in Shareholders' Equity Years Ended December 31, 2001, 2000, and 1999            31
Consolidated Statements of Cash Flows Years Ended December 31, 2001, 2000, and 1999                                 32
Notes to Consolidated Financial Statements                                                                       33-48
Financial Statement Schedule I - Condensed Financial Statements (Parent Company Only)                            52-56
Financial Statement Schedule II - Valuation and Qualifying Accounts                                                 57

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of JB Oxford Holdings, Inc.:

We have audited the accompanying consolidated statements of financial condition of JB Oxford Holdings, Inc. (a Utah corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements, and the schedules referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JB Oxford Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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


Arthur Andersen LLP

Los Angeles, California
February 27, 2002

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            December 31,

                                                                                       2001                2000
                                                                                  -------------       -------------
ASSETS:

  Cash and cash equivalents (including securities purchased under
   agreements to resell of $6,034,839 and $2,541,193)                              $  6,694,332        $  8,004,000

  Cash segregated under federal and other regulations (including securities purchased under agreements to resell of $1,695,974 and
   $33,274,048)                                                                      79,399,917          37,544,690

  Receivable from broker-dealers and clearing organizations                          52,368,663           7,262,385

  Receivable from customers (net of allowance for doubtful accounts of
   $2,625,178 and $2,577,451)                                                       101,641,363         278,511,536

  Other receivables                                                                   1,348,285           2,101,578

  Marketable securities owned - at market value                                       1,352,840             322,783

  Note receivable from Shareholder                                                    2,500,000           2,500,000

  Furniture, equipment, and leasehold improvements (at cost - net of accumulated depreciation and amortization of $3,523,365 and
   $8,040,869)                                                                        3,310,758           3,540,370

  Income taxes receivable                                                             3,751,429             273,884

  Deferred income taxes                                                               1,470,058           2,760,848

  Clearing deposits                                                                   5,199,277           7,871,717

  Other assets                                                                        3,402,495           1,560,258
                                                                                   ------------        ------------

  TOTAL ASSETS                                                                     $262,439,417        $352,254,049
                                                                                   ============        ============

          See accompanying notes to Consolidated Financial Statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - CONTINUED

                                                                                             December 31,

                                                                                       2001                2000
                                                                                   ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

   LIABILITIES:

     Payable to broker-dealers and clearing organizations                          $ 51,334,581        $110,840,077

     Payable to customers                                                           169,935,902         188,061,388

     Securities sold, not yet purchased - at market value                               846,585             106,720

     Accounts payable and accrued liabilities                                         6,491,471          10,298,150

     Loans from shareholder                                                           5,418,696           5,418,696

     Notes payable                                                                    5,629,375           7,637,375
                                                                                   ------------        ------------

   TOTAL LIABILITIES                                                                239,656,610         322,362,406
                                                                                   ------------        ------------

   COMMITMENTS AND CONTINGENCIES (NOTE 15)

   SHAREHOLDERS' EQUITY:

     Common stock  ($0.01 par value, 100,000,000 shares authorized;
      15,193,226 shares issued)                                                         151,932             151,932

     Additional paid-in capital                                                      16,446,381          16,446,381

     Retained earnings                                                                8,803,722          15,745,478

     Treasury stock, 1,304,940 and 1,138,140 shares at cost                          (2,619,228)         (2,452,148)
                                                                                   ------------        ------------

   TOTAL SHAREHOLDERS' EQUITY                                                        22,782,807          29,891,643
                                                                                   ------------        ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $262,439,417        $352,254,049
                                                                                   ============        ============

          See accompanying notes to Consolidated Financial Statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For The Years Ended December 31,
                                                     2001                 2000                 1999
                                                 ------------         ------------        ------------
REVENUES:
   Clearing and execution                        $  3,985,922         $  7,607,517        $ 25,033,821
   Trading profits, net                             3,095,203           14,692,048          15,517,700
   Commissions                                     12,498,400           37,148,643          33,827,615
   Interest                                        14,968,622           40,154,797          28,930,515
   Other                                              799,674            1,258,956             902,130
                                                 ------------         ------------        ------------
   Total revenues                                  35,347,821          100,861,961         104,211,781
                                                 ------------         ------------        ------------
EXPENSES:
   Employee compensation                            8,325,869           11,533,833          10,176,438
   Commission expense                               3,125,682           13,873,602          12,473,534
   Clearing and floor brokerage                     1,773,473            2,812,247           3,650,676
   Communications                                   4,588,327            7,375,535           6,934,245
   Occupancy and equipment                          5,838,467            5,988,058           4,966,437
   Interest                                         7,534,686           23,891,689          14,615,836
   Data processing charges                          3,484,346            8,788,183          10,114,145
   Professional services                            4,725,033            6,831,981           4,592,666
   Promotional                                        895,536            6,624,512          12,807,200
   Bad debt expense                                 1,146,244            1,524,655           1,829,102
   Settlement expense                                 241,792              867,171           2,537,880
   Other operating expenses                         2,722,172            2,092,507           2,282,387
                                                 ------------         ------------        ------------
  Total expenses                                   44,401,627           92,203,973          86,980,546
                                                 ------------         ------------        ------------
  Income (loss) from operations                    (9,053,806)           8,657,988          17,231,235
    Income tax provision (benefit)                 (2,112,050)           3,684,800           7,223,480
                                                 ------------         ------------        ------------
  Income (loss) before extraordinary item          (6,941,756)           4,973,188          10,007,755
  Extraordinary item:
    Forgiveness of debt, net of taxes                      --                   --             436,875
                                                 ------------         ------------        ------------
   Net income (loss)                             $ (6,941,756)        $  4,973,188        $ 10,444,630
                                                 ============         ============        ============

          See accompanying notes to Consolidated Financial Statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                                              For The Years Ended December 31,
                                                                      2001                 2000                    1999
                                                                --------------         --------------        --------------
BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) before income taxes and extraordinary item        $        (0.50)        $         0.35        $         0.70
Extraordinary item:  forgiveness of debt                                    --                     --                  0.03
                                                                --------------         --------------        --------------
Basic net income (loss) per share                               $        (0.50)        $         0.35        $         0.73
                                                                ==============         ==============        ==============

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) before income taxes and extraordinary item        $        (0.50)        $         0.22        $         0.43
Extraordinary item:  forgiveness of debt                                    --                     --                  0.02
                                                                --------------         --------------        --------------
Diluted net income (loss) per share                             $        (0.50)        $         0.22        $         0.45
                                                                ==============         ==============        ==============

Weighted average number of shares of common stock and
  assumed conversions
      Basic                                                         14,010,758             14,205,768            14,295,751
      Diluted                                                       14,010,758             23,406,905            23,902,717


          See accompanying notes to Consolidated Financial Statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                          Common Stock
                                  --------------------------
                                                              Additional
                                                                Paid-in          Retained         Treasury
                                    Shares        Amount        Capital          Earnings           Stock                Total
                                  ----------     --------     -----------      ------------      -----------         ------------
Balance at
January 1, 1999                   14,141,205     $141,412     $15,345,316      $    327,660      $  (197,780)        $ 15,616,608
  Issuance of common stock           947,021        9,470         886,965                --               --              896,435
  Net income                              --           --              --        10,444,630               --           10,444,630
  Treasury stock                          --           --              --                --         (586,925)            (586,925)
                                  ----------     --------     -----------      ------------      -----------         ------------
Balance at
  December 31, 1999               15,088,226      150,882      16,232,281        10,772,290         (784,705)          26,370,748
  Issuance of common stock           105,000        1,050         214,100                --               --              215,150
  Net income                              --           --              --                --               --            4,973,188
  Treasury stock                          --           --              --                --       (1,667,443)          (1,667,443)
                                  ----------     --------     -----------      ------------      -----------         ------------
Balance at
  December 31, 2000               15,193,226      151,932      16,446,381        15,745,478       (2,452,148)          29,891,643
  Net (loss)                              --           --              --        (6,941,756)              --           (6,941,756)
  Treasury stock                          --           --              --                --         (167,080)            (167,080)
                                  ----------     --------     -----------      ------------      -----------         ------------
Balance at
  December 31, 2001               15,193,226     $151,932     $16,446,381      $  8,803,722      $(2,619,228)        $ 22,782,807
                                  ==========     ========     ===========      ============      ===========         ============

          See accompanying notes to Consolidated Financial Statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For The Years Ended December 31,
                                                                      2001                 2000                  1999
                                                                 -------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  (6,941,756)        $   4,973,188         $  10,444,630
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                   1,868,052             1,756,912             1,348,067
     Deferred rent                                                    (191,083)             (168,197)             (121,464)
     Provision for bad debts                                         1,146,244             1,524,655             1,829,102
     Provision (benefit) for deferred income taxes                   1,290,790              (565,999)             (399,585)
      Forgiveness of debt                                                   --                    --              (728,125)
   Changes in assets and liabilities:
     Cash segregated under federal and other regulations           (41,855,227)          (10,371,031)           82,977,416
     Receivable from broker-dealers and clearing
       organizations                                               (45,106,278)              455,258              (396,577)
     Receivable from customers                                     175,723,929           158,172,492          (171,429,660)
     Other receivables                                                 753,293              (487,324)              (22,772)
     Marketable securities owned                                    (1,030,057)              (99,749)            2,704,037
     Clearing deposits                                               2,672,440             1,727,080            (2,765,626)
     Other assets                                                      354,012               103,184              (258,987)
     Payable to broker-dealers and clearing organizations          (59,505,496)          (26,460,311)           79,236,179
     Payable to customers                                          (18,125,486)         (125,292,766)            1,395,639
     Securities sold not yet purchased                                 739,865                 9,816              (771,181)
     Accounts payable and accrued liabilities                       (3,615,596)           (1,836,745)            3,414,076
     Income taxes payable/refundable                                (3,477,546)               23,573              (848,133)
                                                                 -------------         -------------         -------------
Net cash provided by operating activities                            4,700,100             3,464,036             5,607,036
                                                                 -------------         -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable                                                           --            (2,500,000)                   --
  Acquisitions of customer accounts                                 (2,510,000)
  Capital expenditures                                              (1,324,688)           (2,273,089)           (1,512,160)
                                                                 -------------         -------------         -------------
Net cash used in investing activities                               (3,834,688)           (4,773,089)           (1,512,160)
                                                                 -------------         -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances (repayments) of notes payable                            (2,008,000)            4,742,251              (125,248)
  Payment of subordinated loans                                             --                    --              (250,000)
  Issuance of common stock                                                  --               215,150               393,820
  Acquisition of treasury stock                                       (167,080)           (1,667,443)             (586,925)
                                                                 -------------         -------------         -------------
Net cash provided by (used in) financing activities                 (2,175,080)            3,289,958              (568,353)
                                                                 -------------         -------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,309,668)            1,980,905             3,526,523
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       8,004,000             6,023,095             2,496,572
                                                                 -------------         -------------         -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   6,694,332         $   8,004,000         $   6,023,095
                                                                 =============         =============         =============

          See accompanying notes to Consolidated Financial Statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

Reporting Entity

The accompanying consolidated financial statements for 2001, 2000 and 1999 include the accounts of JB Oxford Holdings, Inc., a Utah Corporation, and its wholly-owned subsidiaries, JB Oxford & Company ("JBOC"), Stocks4Less, Inc. ("S4L"), JB Oxford Insurance Services, Inc. ("JBOI"), Reynolds Kendrick Stratton, Inc. ("RKSI"); and its 90% owned subsidiary, Prolyx Data Systems, Inc. ("Prolyx") (collectively referred to as the "Company" or "JBOH"). The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company operates in a single industry, the securities industry. The Company derives its revenues primarily from its brokerage services operations, correspondent clearing services and market making activities at JBOC. Inter-company balances have been eliminated in the consolidated financial statements. Additionally, minority shareholders' interests are not separately presented, as the amounts are not significant.

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

Securities Purchased Under Agreement to Resell

 Included in cash and cash equivalents and cash segregated under federal and other regulations are transactions involving purchases of securities under agreements to resell which are accounted for as collateralized financings except where the Company does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the

Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counter-parties to deposit additional collateral or return collateral pledged when appropriate.

Allowance for Doubtful Accounts

On an ongoing basis, the Company reviews its allowance for doubtful accounts on receivables from broker-dealer and clearing organizations, customer receivables and other receivables. The Company establishes allowances to cover known and inherent losses. As of December 31, 2001 and 2000, the Company believes the allowance for doubtful accounts on receivables from broker-dealers and clearing organizations, customer receivables and other receivables are adequate.

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

Marketable Securities Owned and Securities Sold Not Yet Purchased

Marketable equity and other securities owned and securities sold, not yet purchased, are reported at prevailing market prices. Other equity securities included in securities owned that are not publicly traded are reported at estimated fair value. Realized and unrealized gains and losses on securities owned and securities sold, not yet purchased, are included in trading profits, net.

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

Promotional Expense

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                                             For The Years Ended December 31,
                                                                       2001                2000               1999
                                                                   ------------         -----------        -----------
BASIC EARNINGS PER SHARE
   Net income (loss)                                               $ (6,941,756)        $ 4,973,188        $10,444,630
                                                                   ------------         -----------        -----------
   Income available to common shareholders (numerator)             $ (6,941,756)        $ 4,973,188        $10,444,630
                                                                   ============         ===========        ===========
   Weighted average common shares outstanding (denominator)          14,010,758          14,205,768         14,295,751
                                                                   ============         ===========        ===========
   Basic Earnings (Loss) Per Share                                 $      (0.50)        $      0.35        $      0.73
                                                                   ============         ===========        ===========

                                                                              For The Years Ended December 31,
                                                                        2001               2000               1999
                                                                   ------------         -----------        -----------
DILUTED EARNINGS PER SHARE
   Net income (loss)                                               $ (6,941,756)        $ 4,973,188        $10,444,630
   Interest on convertible debentures, net of income tax
                                                                             --             293,411            295,095
                                                                   ------------         -----------        -----------
   Income available to common shareholders plus assumed
     conversions (numerator)                                       $ (6,941,756)        $ 5,266,599        $10,739,725
                                                                   ============         ===========        ===========
   Weighted average common shares outstanding                        14,010,758          14,205,768         14,295,751
   Weighted average options outstanding                                      --           2,310,440          2,195,701
   Weighted average convertible debentures                                   --           7,740,994          7,813,780
   Stock acquired with proceeds                                              --            (850,297)          (402,515)
                                                                   ------------         -----------        -----------
   Weighted average common shares and assumed conversions
     outstanding (denominator)                                       14,010,758          23,406,905         23,902,717
                                                                   ============         ===========        ===========
   Diluted Earnings (Loss) Per Share                               $      (0.50)        $      0.22        $      0.45
                                                                   ============         ===========        ===========

Options to purchase 555,500 shares of common stock at December 31, 2000 were not included in the computation of diluted EPS because the options' exercise price was greater that the average market price of the common share during the respective periods. The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive.

Stock-Based Compensation

The Company measures compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and provides pro forma disclosure of net earnings and earnings per share as if the fair-valued-based method of accounting had been applied.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with presentation in the 2001 financial statements.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company was required to adopt SFAS No. 141 upon issuance. As such, all business combinations for which the Company may prospectively enter must be accounted for as purchase transactions. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 ceases the current amortization of goodwill and will instead be subject to at least an annual assessment for impairment by applying a fair-value-based test. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes or amends previous pronouncements including SFAS No. 121, Accounting Principles Board Opinion No. 30, and Accounting Research Board No. 51. The Company adopted this statement on January 1, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

NOTE 3.  CASH AND CASH EQUIVALENTS

Included in cash and cash equivalents are securities purchased under agreements to resell on an overnight basis in the amount of $6,034,839 and $2,541,193 at December 31, 2001 and 2000. Securities purchased are U.S. Treasury instruments with market values at least equal to 102% of the cash tendered. The market value of these securities is $6,157,171 and $2,593,853 at December 31, 2001 and 2000.

NOTE 4.  CASH SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

Cash and securities purchased under agreement to resell of $79,399,917 and $37,544,690 at December 31, 2001 and 2000, respectively, have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Securities purchased under agreements to resell on an overnight basis represent $1,695,974 and $33,274,048 of the above amounts at December 31, 2001 and 2000, respectively. Securities purchased are U.S. Treasury instruments having a market value of $1,732,797 and $33,939,733, respectively. The Company had excess funds of $6,005,501,and $11,033,883 at December 31, 2001 and 2000.

NOTE 5.  RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING
         ORGANIZATIONS

At December 31, amounts receivable from and payable to broker-dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

2001                                                      Receivable           Payable
                                                         -----------        -------------
Deposits for securities borrowed/loaned                  $51,501,242        $  48,509,300
Securities failed to deliver/receive                         585,307              782,047
Receivable from/payable to correspondents                         --            1,529,301
Receivable from/payable to clearing organizations            282,114              513,933
                                                         -----------        -------------
Total                                                    $52,368,663        $  51,334,581
                                                         ===========        =============

2000                                                      Receivable           Payable
                                                         -----------        -------------
Deposits for securities borrowed/loaned                  $ 4,050,621        $ 108,860,183
Securities failed to deliver/receive                         406,400              360,448
Receivable from/payable to correspondents                     61,657            1,619,446
Receivable from/payable to clearing organizations          2,743,707                   --
                                                         -----------        -------------
Total                                                    $ 7,262,385        $ 110,840,077
                                                         ===========        =============

Securities borrowed and securities loaned represent cash paid or received for securities borrowed or loaned from other broker-dealers. The equivalent value in cash is deposited by the borrower. All open positions are adjusted to market values daily. These deposits approximate the market value of the underlying securities. The Company has received securities with a market value of $45,170,759 in stock borrow transactions that has been repledged in stock loan transactions.

Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. At December 31, 2001, the market value of the securities failed to deliver was $566,692 and failed to receive was $768,195. At December 31, 2000, the market value of the securities failed to deliver was $405,792 and failed to receive was $341,793.

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

NOTE 7.  MARKETABLE SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Marketable securities owned and sold, not yet purchased consist of trading and investment securities at quoted market values, as illustrated below:

                                                              Sold, But Not Yet
                                                  Owned           Purchased
                                              ------------      ------------
Balances as of December 31, 2001:
  Equity securities                           $  1,185,638      $    836,691
  U.S. government and other securities             167,202             9,894
                                              ------------      ------------
Total                                         $  1,352,840      $    846,585
                                              ============      ============
Balances as of December 31, 2000:
  Equity securities                           $    322,783      $     97,344
  U.S. government and other securities                  --             9,376
                                              ------------      ------------
Total                                         $    322,783      $    106,720
                                              ============      ============

As a part of its ongoing trading activities the Company may hold derivative financial instruments for trading purposes. These instruments consist of options and warrants and are not used as hedge instruments to reduce financial market risks. The Company does not trade futures, forwards, swaps or any other derivative financial instruments except options and warrants. The Company held no options or warrants at December 31, 2001 and 2000. Trading gains or losses relating to options and warrants are not material to the operations of the Company.

NOTE 8.  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The following summarizes the Company's furniture, equipment and leasehold improvements at December 31:

                                                               2001                2000
                                                           -----------         -----------
Furniture and equipment                                    $ 5,036,291         $ 9,514,321
Leasehold improvements                                       1,797,832           2,066,918
   Less:  Accumulated depreciation and amortization         (3,523,365)         (8,040,869)
                                                           -----------         -----------
                                                           $ 3,310,758         $ 3,540,370
                                                           ===========         ===========

For the years ended December 31, 2001, 2000 and 1999, occupancy and equipment expense includes depreciation and amortization expense of $1,554,300, $1,756,912 and $1,348,067, respectively.

NOTE 9.  NOTES PAYABLE AND COMMITTED LINES

JBOC maintains customer financing arrangements with an aggregate borrowing limit approximating $55,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime rates and are fully collateralized by marketable securities. The Company had no such loans outstanding at December 31, 2001 and 2000.

At December 31, notes payable related to customer activity consisted of the following (See Note 12 for discussion of related party notes reclassified to notes payable):

                               Balance at end
                                 of period             a                  b                 c                   d
                             -------------------- ------------      -------------     --------------      --------------
2001
  Collateralized by:
    Customer securities              $        --            --        $21,000,000        $   700,000                5.8%


2000
  Collateralized by:
    Customer securities              $        --            --        $88,079,279        $31,688,136                8.9%
    Other                                     --            --              5,749                479                9.5%
                                     -----------
                                     $        --
                                     ===========

a)       Weighted average interest rate at end of period.
b)       Maximum amount outstanding during the period.
c)       Average amount outstanding during the period.
d) Weighted average interest rate during the period. This amount was calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.

Interest expense related to these notes was $40,646, $2,845,393 and $217,447 for the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, the detail of notes payable is as follows:

                                                               December 31,
                                                         2001              2000
                                                      ----------        ----------
            Demand notes payable (see note 12)        $2,889,375        $2,889,375
            Bank note payable                          2,740,000         4,748,000
                                                      ----------        ----------
          Total notes payable                         $5,629,375        $7,637,375
                                                      ----------        ----------

The above bank note payable carries an interest rate of prime plus 1%. Principal payments of $84,000, plus interest are due monthly, with a balloon payment due on September 5, 2002. At December 31, 2001, the Company was not in compliance with the net income and net worth covenants of its bank note payable agreement which require that the Company earn net income of at least $5 million per year and maintain net assets of at least $25 million. The Company reached an agreement with the bank in December 2001 to amend the credit agreement by repaying $1 million of principal as well as granting a first priority security interest in the Company's Federal and State tax refunds. Based on management discussions with the bank, the Company believes that this amendment to the credit agreement will lead to a waiver of the debt covenants as of and for the year ended December 31, 2001, however, the bank has not granted an official waiver. In the event that the Company is deemed to be in default of the covenants, the interest rate on the note will increase from Prime plus 1% to Prime plus 3%.

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

NOTE 11. INCOME TAXES

The income tax (benefit) provision in the Consolidated Statements of Operations consists of the following components:

                                                Years Ended December 31,
                                       2001               2000               1999
                                   ------------       ------------       ------------
         Current
             Federal               $ (3,402,840)      $  3,185,124       $  5,901,568
             State                           --          1,065,675          1,721,497
                                   ------------       ------------       ------------
                                     (3,402,840)         4,250,799          7,623,065
                                   ------------       ------------       ------------
         Deferred
             Federal                    739,400           (407,609)          (424,715)
             State                      551,390           (158,390)            25,129
                                   ------------       ------------       ------------
                                      1,290,790           (565,999)          (399,585)
                                   ------------       ------------       ------------
         Total                     $ (2,112,050)      $  3,684,800       $  7,223,480
                                   ============       ============       ============

The major components of Deferred tax assets - net, included in the Consolidated Statements of Financial Condition are as follows:

                                                               December 31,
                                                        2001                 2000
                                                    ------------         -----------
         Deferred tax assets:
           Bad debts reserve                        $  1,494,497         $ 1,670,521
           Depreciation                                  420,576             469,807
           Deferred rent                                  95,989             191,015
           State taxes                                   275,504              88,725
           Accrued liabilities                            64,260             340,870
           Less:  Valuation allowance                   (880,768)                 --
                                                    ------------         -----------
         Total deferred tax assets                  $  1,470,058         $ 2,760,848
                                                    ------------         -----------


Reconciliations of the provision for income taxes to the expected income tax based on statutory rates are as follows:

                                                                             Years Ended December 31,
                                                                    2001               2000              1999
                                                                  ------------       -----------      -----------
Provision (benefit)- Federal statutory rate                       $ (3,078,294)      $ 2,943,716      $ 6,030,932
Increase (decrease) in income taxes resulting from:
    State taxes                                                       (342,545)          630,008        1,179,894
    Non cash interest charge                                                --                --               --
    Other                                                              428,021           111,076           12,654
    Valuation allowance                                                880,768                --               --
                                                                  ------------       -----------      -----------
Total                                                             $ (2,112,050)      $ 3,684,800      $ 7,223,480
                                                                  ============       ===========      ===========

A valuation allowance has been placed against 100% of the state net deferred tax asset due to the uncertainty as to its ultimate realization. For tax purposes, at December 31, 2001, the Company had a Federal net operating loss
(NOL) of $10.9 million which will be carried back to previous years and a state NOL of $5.2 million which will expire in 2011.

NOTE 12. RELATED PARTY TRANSACTIONS

The Company obtained $2,867,500 in demand notes from former shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly. The Company has decided to delay payment on the debt in light of the ongoing federal investigation. In 1998, $250,000 was paid on the demand notes. In 1999, $728,125 was forgiven and $1,889,375 was reclassified to notes payable. See Note 15, "Commitments and Contingencies," below.

In March 1995, the Company restructured 100% of its $5,031,000 demand debt to term debt in the form of senior secured convertible notes (loans from shareholders) with an original thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional $2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt.

In June 1998, the Company completed the sale of newly issued 9% Secured Convertible Notes in the principal amount of $2,000,000 initially due December 31, 1999, and extended to December 31, 2002. The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3,900,000 in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of the then outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 2002, and they are immediately convertible into common shares. The Company incurred a one-time non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount conversion feature on the debt instruments discussed above. The discount is based on the difference between the conversion ratio and the fair value of the underlying common stock at the time. Management fee expense of $1,040,276, $1,020,000 and $525,000 was paid to an affiliate of the holders of the new notes in 2001, 2000 and 1999.

In December 2000, the Company loaned $2,500,000 to Third Capital Partners, LLC ("Third Capital") pursuant to a Promissory Note, payable on or before December 31, 2002. The note bears interest at the rate of nine and one-quarter percent per annum. The note may be prepaid in whole or in part at any time without penalty. Additionally, the Company has borrowed $5,418,696 from Third Capital in the form of Senior Secured Convertible Notes which are discussed above. The amounts payable to Third Capital from the Senior Secured Convertible Notes as of December 31, 2001 and 2000 is $5,418,696. Related interest expense for 2001, 2000 and 1999 was $486,943, $489,019 and $491,824 for the convertible notes. Due to the related party nature and terms of the shareholder loans, the fair market value of such financial instruments cannot be estimated.

In February 1999, Hareton Sales & Marketing, Inc., the holder of $502,615 in face value of 9% Senior Secured Convertible Notes, exercised its right to convert this debt into common stock of the Company and the Company issued 718,021 shares of common stock in full satisfaction of this debt.

In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust") a wholly owned subsidiary, to purchase common stock of the Company. Third Capital serves as trustee of the Trust, without compensation. The Company loaned the Trust $586,915, which the Trust used to purchase 469,540 shares of the Company's Common Stock for an average price of $1.25 per share. The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the Trust shares was transferred to the Company in satisfaction of the loan.

Concurrent with the Trust's purchase of shares, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc., and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.

A $1,000,000 subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 15, "Commitments and Contingencies"). The Company has reclassified the $1,000,000 subordinated loan to notes payable.

NOTE 13. OPTIONS AND WARRANTS

At December 31, 2001, the Company had three stock option plans, each of which is described below. Under APB Opinion 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

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

The Company has adopted a non-employee directors' stock option plan (the "Director's Plan") pursuant to which 950,000 shares of common stock have been reserved for issuance to directors who are not employees of the Company. The Director's Plan is administered by the Company's Board of Directors which determines, among other things, the persons to be granted options under the Director's Plan, the number of shares subject to each option and the option price, which shall not be less than market value. In addition, any action under the Director's Plan, must be approved by the affirmative vote of a majority of the directors who are not then eligible to participate in the Director's Plan.

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

SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: expected dividend yield of 0% for all three years; computed volatility of 22%, 31% and 28%, respectively; risk-free interest rates of 3.5%, 5.5% and 6.5%, respectively; and expected life of 5 years for all three years. The weighted average fair value of options granted during 2001, 2000 and 1999 was $0.46, $1.35 and $2.82, respectively.

Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 For The Years Ended December 31,
                                             2001               2000             1999
                                         -------------      -----------      ------------
Net income (loss):
  As reported                            $ (6,941,756)      $ 4,973,188      $ 10,444,630
  Pro forma                              $ (7,136,110)        4,437,874         9,569,308

Basic earnings per share:
  As reported                            $      (0.50)      $      0.35      $       0.73
  Pro forma                              $      (0.51)             0.31              0.67

Diluted earnings per share:
  As reported                            $      (0.50)      $      0.22      $       0.45
  Pro forma                              $      (0.51)             0.20              0.41

A summary of the status of the Company's stock options as of December 31, 2001, 2000, and 1999, and changes during the years ending on those dates is presented below:

                                          December 31, 2001                December 31, 2000              December 31, 1999
                                                      Weighted                         Weighted                        Weighted
                                       Shares          average          Shares         average          Shares         average
                                    -----------       ---------        ---------       --------        ---------       --------
Outstanding at                        3,108,500            2.94        2,572,000       $   2.74        2,247,500       $   1.47
  beginning of year
Granted                                 751,000            1.72          660,000           3.60          553,500           7.50
Exercised                                    --              --         (105,000)          2.05         (229,000)          1.72
Forfeited                               (28,300)           3.74          (18,500)          4.76               --             --
                                    -----------                        ---------                       ---------
Outstanding at end of
  year                                3,831,200            2.69        3,108,500           2.94        2,572,000           2.74
                                    ===========                        =========                       =========
Options exercisable at
  year-end                            3,202,997       $    2.76        1,975,156       $   2.81        1,177,996       $   2.59
Weighted-average fair
  value of options
  granted during the
  year                              $      0.46                      $      1.35                     $      2.82

Information relating to stock options and warrants at December 31, 2001, summarized by exercise price is as follows:

                                       Options Outstanding                           Options Exercisable
                           Number        Weighted-Average                          Number
                       Outstanding at      Contractual      Weighted-Average    Exercisable at     Weighted-Average
   Exercise Prices        12/31/01            Life            Exercise Price      12/31/01          Exercise Price
   ---------------     --------------    ----------------   ----------------    --------------     ----------------
         $0.63               25,000              7                $0.63             25,000              $0.63
          0.97               82,200             10                 0.97                                   .97
          1.08               50,000              3                 1.08             50,000               1.08
          1.22               50,000              7                 1.22             50,000               1.22
          1.31            1,550,000              8                 1.31          1,550,000               1.31
          1.78               13,500              6                 1.78             13,500               1.78
          1.82              660,000              9                 1.82            330,000               1.82
          1.97               15,000              6                 1.97             15,000               1.97
          2.25              150,000              5                 2.25            150,000               2.25
          2.32               50,000              6                 2.32             50,000               2.32
          3.59              627,000              9                 3.59            417,999               3.59
          3.69               21,000              8                 3.69             13,998               3.69
          7.44              527,000              8                 7.44            527,000               7.44
          9.00               10,500              7                 9.00             10,500               9.00
                          ---------                                              ---------
  Total                   3,831,200              8                $2.69          3,202,997              $2.76
                          =========                                              =========

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

At December 31, 2001, JBOC had net capital of $18,975,361, which was $16,891,455 in excess of the minimum amount required. At December 31, 2000, JBOC had net capital of $28,860,901, which was $23,275,591 in excess of the minimum amount required.

The Company performs a required computation for proprietary accounts of introducing brokers ("PAIB") similar to the customer reserve computation set forth in SEC Rule 15c3-3. As of December 31, 2001, PAIB debits aggregated $251,267, and credits totaled $2,041,085. Included in the balance of cash segregated under federal and other regulations as of December 31, 2001 was $1,612,419 of cash held in a PAIB reserve account. The Company deposited an additional $500,000 into the PAIB reserve account on January 3, 2002.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company offers its employees participation in a 401(k) savings plan. Eligible employees are able to contribute a portion of their compensation. The Company matches 25% of these contributions up to 6% of the employee's wage. This expense for 2001, 2000 and 1999 amounted to $61,413, $130,236 and $65,042.

The Company has an Employee Stock Ownership Plan which covers employees of the Company. Contributions to the Plan are determined annually by the Board of Directors of the Company. No contributions have been made for the years ended December 31, 2001, 2000 and 1999. This plan was terminated in 2001 and the assets distributed to its participants.

The Company and/or its subsidiaries are a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer brokerage transactions claims as well as matters related to JB Oxford's clearing services resulting from the failure of certain correspondents. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of the Company's business. To date, these proceedings have not had a material effect on the Company's financial condition or results of operations. However, in the aggregate the amount of these claims is substantial and there can be no assurance that in future periods these proceedings will not have a material adverse effect on the Company's financial condition or results of operations. Those proceedings that management believes may have a significant impact on the Company are described below.

On February 14, 2000, the Company reached a settlement with the Los Angeles office of the United States Attorney's Office (the "USAO") in the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it agreed to pay $2 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two-year investigation. The agreement with the USAO stated that if on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1 million or more to the SEC, the USAO has agreed that the Company's obligation to the USAO would be reduced by $500,000. Discussions are ongoing with the USAO regarding extending this agreement, based upon the proposed SEC settlement. On October 12, 2000, the Pacific Regional Office of the SEC advised the Company that it is recommending that the SEC accept the Company's $1.5 million offer to settle the SEC's investigation. If the proposed settlement is accepted, the Company will also agree to a censure, to refrain from any violations of securities laws, and to take certain actions to ensure continued compliance with federal securities law. The Company paid $500,000 of the USAO settlement amount in the first quarter of 2000 and 2001, for a total of $1,000,000 as of December 31,2001. The remaining liability associated with these agreements as of December 31, 2001 is $2 million, which has been accrued for, in accounts payable and accrued liabilities.

In August 2000, the assignee and holder of two of the demand notes payable by the Company to Oeri Finance Inc., in the principal face amount of $1,939,375, filed to collect the amounts due under the notes as well as seek return of certain securities seized by the government. The Company filed an answer and asserted defenses to payment including, among other defenses, a right of set-off for certain expenses incurred by us in connection with the governmental investigation described above and related matters. In February 2002, the US District Court, Central District of California, issued an Order granting the assignee's application for writ of pre-judgment attachment against the assets of JB Oxford Holdings, Inc. A final determination of these issues on the merits has yet to be made. The notes and underlying obligations have previously been disclosed by the Company in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q since the issuance of the notes in July 1997. The Company believes that it has valid defenses and set-offs to the claims and intends to vigorously defend itself, although no assurance can be given as to the outcome of this matter.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001, were as follows:

               Year ending December 31:
                  2002                          $ 2,486,722
                  2003                            2,045,939
                  2004                            1,731,120
                  2005                            1,450,264
                  2006                            1,418,402
                  Thereafter                      5,102,298
                                                -----------
                                                $14,234,745
                                                ===========

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

               Year ending December 31:
                 2001                           $ 2,698,264
                 2000                             2,554,744
                 1999                             2,335,472

NOTE 16. ACQUISITIONS OF CUSTOMER ACCOUNTS

During the year ended December 31, 2001 the Company acquired certain customer accounts from other securities broker dealers. The cost of these acquisitions is $2,510,000 and it has been included in other assets as an intangible asset net of accumulated amortization of $313,750. The Company is amortizing these intangible assets over four years, which is the estimated useful life.

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

NOTE 18. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                     2001              2000             1999
  Cash paid during the year for:
    Interest                                                       $7,299,563      $23,715,632       $14,649,676
    Income taxes                                                       70,000        4,165,627         9,201,400

Supplemental disclosure of non-cash investing and financing activities:
Convertible debt in the amount of $502,615 was converted into common stock during 1999.

NOTE 19. UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION

Below is selected quarterly financial data for each fiscal quarter during the years ended December 31, 2001 and 2000. This information should be read in conjunction with the consolidated financial statements included elsewhere herein.

                                               First                Second                 Third                Fourth
                                              Quarter               Quarter               Quarter               Quarter
                                           -------------         -------------         -------------         -------------
2001
Revenues                                   $  13,266,653         $   9,422,030         $   6,587,705         $   6,071,433
Income (loss) before taxes                    (1,413,124)           (2,046,968)           (3,055,757)           (2,537,957)
Net income (loss)                               (803,124)           (1,169,968)           (1,802,757)           (3,165,907)
Basic earnings per share                           (0.06)                (0.08)                (0.13)                (0.23)
Diluted earnings per share                         (0.06)                (0.08)                (0.13)                (0.23)

2000
Revenues                                   $  34,493,672         $  25,619,033         $  21,141,082         $  19,608,174
Income (loss) before taxes                     7,985,496               911,406                51,770              (290,684)
Net income (loss)                              4,555,496               511,406                31,770              (125,484)
Basic earnings per share                            0.32                  0.04                  0.00                 (0.01)
Diluted earnings per share                          0.19                  0.02                  0.00                 (0.01)

                                    PART III


ITEMS 10, 11, 12 AND 13.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by these Items is omitted because the Company will file, by April 30, 2002, a definitive proxy statement pursuant to Regulation 14A, which information, other than the section entitled "Board of Directors Report on Executive Compensation" or matters related to such report contained therein, is incorporated herein by reference as if set out in full.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:

                                                                                                                Page
                                                                                                                -----
Report of Independent Public Accountants                                                                           27
Consolidated Statements of Financial Condition December 31, 2001, and 2000                                      28-29
Consolidated Statements of Operations Years Ended December 31, 2001, 2000 and 1999                                 30
Consolidated Statements of Changes in Shareholders' Equity (Deficit) Years Ended December 31,
2001, 2000 and 1999                                                                                                31
Consolidated Statements of Cash Flows Years Ended December 31, 2001, 2000 and 1999                                 32
Notes to Consolidated Financial Statements                                                                      33-48
Financial Statement Schedule I - Condensed Financial Statements (Parent Company Only)                           52-56
Financial Statement Schedule II - Valuation and Qualifying Accounts                                                57

Listed below are exhibits as required by Item 601 of Regulation S-K:

Exhibit No.                          Description
-----------                          -----------
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

10.2     Data Service Agreement between Securities Industry Software Corp. and
         OTRA Clearing, Inc., dated June 8, 1992 (incorporated herein by reference to Exhibit 10 of JBOH's Quarterly Report on Form 10-Q for the period ended June 30, 1992, filed with the SEC).
10.3 Assignment and Assumption Agreement for Beverly Hills office space between JBOH and RKSI, executed as of December 31, 1993 (incorporated herein by reference to Exhibit 10.8 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 1993).
10.4 Commercial office lease Agreement between Bank of Communications. and JB Oxford & Company, executed as of June, 1995, to lease New York office space (incorporated herein by reference to Exhibit 10.1 of the JBOH Form 10-Q filed with the SEC for the quarter ended June 30, 1995).
10.5     Commercial office lease Agreement between Brickell Square Corporation
         Limited and JB Oxford Holdings, Inc., executed as of February 21, 1996, to lease Miami office space, (incorporated herein by reference to Exhibit 10.16 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 1995).
10.6     JB Oxford Revocable Government Trust Agreement, dated as of February
         18, 1999, by and between JB Oxford Holdings, Inc. and Third Capital
         Partners, LLC, as Trustee (incorporated herein by reference to Exhibit
         10.1 of the JBOH Current Report on Form 8-K, dated March 8, 1999, filed with the SEC).
10.7     Extension Agreement dated November 8, 1999, between the Company and
         Third Capital Partners, LLC, extending the maturity date of the 9%
         Senior Secured Convertible Note in the principal amount of $3,418,969
         (incorporated herein by reference to Exhibit 4.3 of the JBOH Form 10-Q filed with the SEC for the quarter ended September 30, 1999).
10.8     Extension Agreement dated November 8, 1999, between the Company and
         Third Capital Partners, LLC, extending the maturity date of the 9%
         Secured Convertible Note in the principal amount of $2,000,000
         (incorporated herein by reference to Exhibit 4.4 of the JBOH Form 10-Q filed with the SEC for the quarter ended September 30, 1999).
10.9     Amendment No. 6 to Commercial office lease Agreement between Arden
         Realty Limited Partnership and JB Oxford & Company, executed as of
         December 21, 2000, to lease Beverly Hills office space (incorporated herein by reference to Exhibit 10.9 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 2000).
10.10    Amendment No. 7 to Commercial office lease Agreement between Arden
         Realty Limited Partnership and JB Oxford & Company, executed as of
         March 21, 2001, to lease Beverly Hills office space (incorporated herein by reference to Exhibit 10.10 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 2000).
10.11    Commercial office lease Agreement between Kennedy-Wilson Properties,
         Ltd. and JB Oxford & Company, executed as of January 18, 2001, to lease
         Beverly Hills office space (incorporated herein by reference to Exhibit
         10.11 of the JBOH Form 10-K filed with the SEC for the year ended
         December 31, 2000).
10.12    Extension Agreement dated December 13, 2000, between the Company and
         Third Capital Partners, LLC, extending the maturity date of the 9%
         Senior Secured Convertible Note in the principal amount of $3,418,969
         (incorporated herein by reference to Exhibit 10.12 of the JBOH Form
         10-K filed with the SEC for the year ended December 31, 2000).
10.13    Extension Agreement dated December 13, 2000, between the Company and
         Third Capital Partners, LLC, extending the maturity date of the 9%
         Secured Convertible Note in the principal amount of $2,000,000
         (incorporated herein by reference to Exhibit 10.13 of the JBOH Form
         10-K filed with the SEC for the year ended December 31, 2000).
10.14    Extension Agreement dated December 31, 2001, between the Company and
         Third Capital Partners, LLC, extending the maturity date of the 9%
         Senior Secured Convertible Note in the Principal amount of $3,418,969, filed herewith.

10.15    Extension Agreement dated December 31, 2001, between the Company and
         Third Capital Partners, LLC, extending the maturity date of the 9%
         Secured Convertible Note in the Principal amount of $2,000,000, filed herewith.
23       Consent of Arthur Andersen LLP
24       Power of Attorney (appears on signature page of this report).
28       Employee Stock Ownership Plan (incorporated herein by reference to
         Exhibit 28 of JBOH's Annual Report on Form 10-K for the year ended
         December 31, 1988, filed with the SEC).
99       Letter to SEC re: Arthur Andersen Assurances, filed herewith.

REPORTS ON FORM 8-K

During the fourth quarter, the Company did not file a Report on Form 8-K.

        SCHEDULE I. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

           JB OXFORD HOLDINGS, INC. STATEMENTS OF FINANCIAL CONDITION

                                                                                          December 31,
                                                                                   2001                  2000
                                                                              -------------         -------------
ASSETS:
  Cash and cash equivalents                                                   $     162,231         $   1,043,744
  Investment in subsidiaries                                                     33,322,484            40,623,388
  Receivables from subsidiaries                                                   2,820,369             5,498,684
  Note receivable                                                                 2,500,000             2,500,000
  Income taxes receivable                                                         3,751,429               273,884
  Deferred income taxes                                                           1,470,058             2,760,848
  Other assets                                                                    2,575,269               606,540
                                                                              -------------         -------------
  TOTAL ASSETS                                                                $  46,601,840         $  53,307,088
                                                                              =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
   LIABILITIES:
     Accounts payable and accrued liabilities                                 $   3,117,264         $   3,419,984
     Net payables to subsidiaries                                                10,653,698             7,939,390
     Loans from shareholders                                                      5,418,696             5,418,696
     Notes payable                                                                4,629,375             6,637,375
                                                                              -------------         -------------
   TOTAL LIABILITIES                                                             23,819,033            23,415,445
                                                                              -------------         -------------
   COMMITMENTS AND CONTINGENCIES (NOTE 5)
   SHAREHOLDERS' EQUITY :
     Common stock  ($.01 par value 100,000,000 shares authorized;
      15,193,226 shares issued)                                                     151,932               151,932
     Additional paid-in capital                                                  16,446,381            16,446,381
     Retained earnings                                                            8,803,722            15,745,478
     Treasury stock, 1,304,940 and 1,138,140 shares at cost                      (2,619,228)           (2,452,148)
                                                                              -------------         -------------
   TOTAL SHAREHOLDERS' EQUITY                                                    22,782,807            29,891,643
                                                                              -------------         -------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  46,601,840         $  53,307,088
                                                                              =============         =============

           See accompanying notes to Condensed Financial Information.

                JB OXFORD HOLDINGS, INC. STATEMENTS OF OPERATIONS

                                                                                For The Years Ended December 31
                                                                        2001                 2000                  1999
                                                                    ------------         ------------         -------------
REVENUES                                                            $  4,366,405         $  4,550,797         $   3,060,012
                                                                    ------------         ------------         -------------
EXPENSES
   General and administrative                                          3,508,483            4,846,650             3,527,983
   Interest expense                                                    1,128,057              791,046               683,652
   Bad debt and settlement expense                                       141,667               65,875             2,378,756
                                                                    ------------         ------------         -------------
   Total expenses                                                      4,778,207            5,703,571             6,590,391
                                                                    ------------         ------------         -------------
  Income (loss) before equity interest in subsidiary
    income                                                              (411,802)          (1,152,774)           (3,530,379)
  Equity interest in subsidiary income (loss)                         (8,642,004)           9,810,762            20,761,614
                                                                    ------------         ------------         -------------
  Income (loss) before income taxes and extraordinary
    item                                                              (9,053,806)           8,657,988            17,231,235
    Non cash interest charge                                                  --                   --                    --
    Income tax provision (benefit)                                    (2,112,050)           3,684,800             7,223,480
                                                                    ------------         ------------         -------------
  Income (loss) before extraordinary item                             (6,941,756)           4,973,188            10,007,755
   Extraordinary Item:
   Forgiveness of debt, net of taxes                                          --                   --               436,875
                                                                    ------------         ------------         -------------
   Net income (loss)                                                $ (6,941,756)        $  4,973,188         $  10,444,630
                                                                    ============         ============         =============

                JB OXFORD HOLDINGS, INC. STATEMENTS OF CASH FLOWS

                                                                               For The Years Ended December 31
                                                                        2001                 2000                 1999
                                                                    ------------         ------------         -------------
Net cash provided by (used in) operating activities                 $  3,772,603         $   (358,191)        $     465,114
                                                                    ------------         ------------         -------------
Cash flows from investing activities:
  Investment in subsidiaries                                             (77,500)            (225,000)                   --
  Notes receivable                                                            --           (2,500,000)                   --
  Acquisitions of customer accounts                                   (2,400,000)                  --                    --
  Capital expenditures                                                    (1,536)             (80,614)             (255,769)
                                                                    ------------         ------------         -------------
Net cash used in investing activities                                 (2,479,036)          (2,805,614)             (255,769)
                                                                    ------------         ------------         -------------
Cash flows from financing activities:
  Notes payable                                                       (2,008,000)           4,742,251              (125,248)
  Issuance of stock                                                           --              215,150               393,820
  Purchase of treasury stock                                            (167,080)          (1,667,443)             (586,925)
                                                                    ------------         ------------         -------------
Net cash provided by (used in) financing activities                   (2,175,080)           3,289,958              (318,353)
                                                                    ------------         ------------         -------------
Net increase (decrease) in cash and cash equivalents                    (881,513)             126,153              (109,008)
Cash and cash equivalents at beginning of year                         1,043,744              917,591             1,026,599
                                                                    ------------         ------------         -------------
Cash and cash equivalents at end of year                            $    162,231         $  1,043,744         $     917,591
                                                                    ============         ============         =============

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

NOTE 2.  REVENUES

The Company receives substantially all of its revenues from its subsidiaries. Management fees of $3,000,000, $3,050,000 and $1,650,000 were received from JBOC in 2001, 2000 and 1999, respectively. The balance of the revenues for 2001, 2000 and 1999 consists of rents received from subsidiaries for office space and furniture and equipment and interest earned on cash balances.

NOTE 3.  RESTRICTIONS ON THE TRANSFER OF FUNDS FROM SUBSIDIARY TO THE PARENT

JBOC, as part of its normal broker-dealer activity has minimum capital requirements as imposed by regulatory agencies that restricts the amount of funds that can be transferred to the Parent Company. See Note 14 to the consolidated financial statements for discussion of these requirements.

NOTE 4.  LOANS FROM SHAREHOLDERS

The Company obtained $2,867,500 in demand notes from shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly. The Company has decided to delay payment on the debt in light of the ongoing federal investigation (see Note 15, "Commitments and Contingencies," to the consolidated financial statements).

In March 1995, the Company restructured 100% of its $5,031,000 demand debt to term debt in the form of senior secured convertible notes (loans from shareholders) with an original thirty month term, amortized over 10 years, at an annual interest rate of 9%. As part of the restructuring, an additional $2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt.

In June 1998, the Company completed the sale of newly issued 9% Secured Convertible Notes in the principal amount of $2,000,000 initially due December 31, 1999, and extended to December 31, 2002. The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3,900,000 in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 2002, and they are immediately convertible into common shares. The Company incurred a one-time non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount conversion feature on the debt instruments discussed above. The discount is based on the difference between the conversion ratio and the fair value of the underlying common stock at the time. Management fee expense of $1,040,276, $1,020,000 and $525,000 was paid to an affiliate of the holders of the new notes in 2001, 2000 and 1999.

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

The following summarizes loans from shareholders outstanding at December 31:

                                                  2001                2000
                                              ------------        -----------
   Senior secured convertible notes           $  5,418,696        $ 5,418,696
   Demand shareholder notes                             --                 --
                                              ------------        -----------
       Total                                  $  5,418,696        $ 5,418,696
                                              ------------        -----------

Related interest expense for 2001, 2000 and 1999 was $486,943, $489,019 and $491,824 for the convertible notes, the fair market value of such financial instruments cannot be estimated.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company and/or its subsidiaries are a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer brokerage transactions claims as well as matters related to JB Oxford's clearing services resulting from the failure of certain correspondents. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of the Company's business. To date, these proceedings have not had a material effect on the Company's financial condition or results of operations. However, in the aggregate the amount of these claims is substantial and there can be no assurance that in future periods these proceedings will not have a material adverse effect on the Company's financial condition or results of operations. Those proceedings that management believes may have a significant impact on the Company are described below.

On February 14, 2000, the Company reached a settlement with the Los Angeles Office of the United States Attorney's Office (the "USAO") in the USAO's investigation of the Company's prior management. While the Company maintains its innocence, it agreed to pay $2 million over three years to settle the USAO matter and to reimburse the USAO for the substantial expense associated with the two-year investigation. The agreement with the USAO stated that if on or before February 14, 2001 the Company enters into a settlement with the SEC that involves a payment of $1 million or more to the SEC, the USAO has agreed that the Company's obligation to the USAO would be reduced by $500,000. Discussions are ongoing with the USAO regarding extending this agreement, based upon the proposed SEC settlement. On October 12, 2000, the Pacific Regional Office of the SEC advised the Company that it is recommending that the SEC accept the Company's $1.5 million offer to settle the SEC's investigation. If the proposed settlement is accepted, the Company will also agree to a censure, to refrain from any violations of securities laws, and to take certain actions to ensure continued compliance with federal securities law. The Company paid $500,000 of the USAO settlement amount in the first quarter of 2000 and 2001, for a total of $1,000,000 as of December 31,2001. The remaining liability associated with these agreements as of December 31, 2001 is $2 million, which has been accrued for, in accounts payable and accrued liabilities.

In August 2000, the assignee and holder of two of the demand notes payable by the Company to Oeri Finance Inc., in the principal face amount of $1,939,375, filed to collect the amounts due under the notes as well as seek return of certain securities seized by the government. The Company filed an answer and asserted defenses to payment including, among other defenses, a right of set-off for certain expenses incurred by us in connection with the governmental investigation described above and related matters. In February 2002, the US District Court, Central District of California, issued an Order granting the assignee's application for writ of pre-judgment attachment against the assets of JB Oxford Holdings, Inc. A final determination of these issues on the merits has yet to be made. The notes and underlying obligations have previously been disclosed by the Company in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q since the issuance of the notes in July 1997. The Company believes that it has valid defenses and set-offs to the claims and intends to vigorously defend itself, although no assurance can be given as to the outcome of this matter.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2001, were as follows:

                          Year ending December 31:
                             2002                       $   322,692
                             2003                           111,888
                             2004                                --
                             2005                                --
                             2006                                --
                             Thereafter                          --
                                                        -----------
                          Total                         $   434,580
                                                        ===========

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                      Additions
                                                 Balance at          charged to
                                                beginning of         costs and                              Balance at end of
                                                   period             expenses            Deductions            period
2001:
Allowance for:
  Receivable from customers                     $  2,577,451        $  1,146,244        $  (1,098,517)        $  2,625,178
2000:
Allowance for:
  Receivable from customers                     $  1,601,178        $  1,524,655        $    (548,382)        $  2,577,451
1999:
Allowance for:
  Receivable from broker/ dealers and
   clearing organizations                       $  2,103,802        $         --        $  (2,103,802)        $         --
  Receivable from customers                        5,354,864           1,829,102           (5,582,788)           1,601,178
  Other Receivables                                1,979,793                  --           (1,979,793)                  --

Deductions represent amounts written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JB Oxford Holdings, Inc.


   /s/Christopher L. Jarratt
---------------------------------
Christopher L. Jarratt,
Chairman of the Board and
Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Christopher L. Jarratt his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his name or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report of Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power to do and perform each and every act and things required and necessary to be done in and about the premises, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of JB Oxford Holdings, Inc. and in the capacities and on the date indicated:


   /s/Christopher L. Jarratt             /s/James G. Lewis
-----------------------------------   ------------------------------------------
Christopher L. Jarratt                James G. Lewis, President, Chief Operating
Chairman of the Board and             Officer and Director
Chief Executive Officer


   /s/Michael J. Chiodo                  /s/Mark M. Grossi
-----------------------------------   ------------------------------------------
Michael J. Chiodo                     Mark M. Grossi, Director
Chief Financial Officer, Treasurer,
Chief Accounting Officer

                                         /s/David G. Mahood
                                      ------------------------------------------
                                      David G. Mahood, Director


                                         /s/Terry N. Pefanis
                                      ------------------------------------------
                                      Terry N. Pefanis, Director

March 28, 2002