Form 10-K/A
period 2001-12-31
JB OXFORD HOLDINGS INC
filed 2002-04-30
CIK 816330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 3l, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-16240

JB Oxford Holdings, Inc.

(Exact name of registrant as specified in its charter)

UTAH	95-4099866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9665 Wilshire Blvd., Suite 300 Beverly Hills, California	90212
(Address of principal executive offices)	Zip Code)

Registrant’s telephone number, including area code	(310) 777-8888

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value:	Nasdaq SmallCap Market

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 20, 2002 was approximately $22,634,488 computed based on the average bid and asked prices of the stock as of March 20, 2002.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,141,525 shares outstanding at March 20, 2002.

     Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K annual report for the fiscal year ended December 31, 2001 filed by JB Oxford Holdings, Inc. (the “Company”) on March 29, 2002. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K, pending finalization and filing of the definitive proxy statement for the 2002 Annual Meeting of Shareholders containing such information, which is not expected to occur until after April 30, 2002. All other portions of the Company’s original 10-K filing remain in effect.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The names of the directors and executive officers of the Company, and their ages, titles and biographies as of the date hereof are set forth below. All directors are elected for one-year terms and officers are elected to serve at the pleasure of the Board.

Christopher L. Jarratt; age 40; Chairman of the Board and Chief Executive Officer, Director since 1998.

Mr. Jarratt has served as a director, Chairman of the Board and Chief Executive Officer of the Company since June 1998. Mr. Jarratt currently serves on the board of directors of only the Company, however, since May 1997, Mr. Jarratt has served as a director of several publicly-traded companies. Since 1992, Mr. Jarratt has also served as President of Jarratt Associates, Inc., a company engaged in various investment activities. Mr. Jarratt has been Chief Manager of Third Capital, LLC, a company engaged in various investment and advisory activities, since September 1996 and Chief Manager and Chief Executive Officer of Third Capital Partners, LLP, a company engaged in various investment and advisory activities, since 1998.

James G. Lewis; age 36; President and Chief Operating Officer; Director since 1998.

Mr. Lewis has served as a director, President and Chief Operating Officer of the Company since June 1998. From May 1994 through August 1996, Mr. Lewis was employed as an attorney with the law firm of Shumaker, Loop & Kendrick LLP, Tampa, Florida. Prior to that time, Mr. Lewis was employed as an attorney with the law firm of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A., Clearwater, Florida. Since September 1996, Mr. Lewis has been Chief Operating Officer and General Counsel of Third Capital, LLC, a company engaged in various investment and advisory activities.

Mark D. Grossi; age 48; Director since 1998.

Mr. Grossi has served as director of the Company since June 1998. Since 1992, Mr. Grossi has served as a director and Executive Vice President of Charter One Financial, Inc., a publicly-traded savings and loan holding company. Mr. Grossi also serves as Executive Vice President and Chief Retail Banking Officer of Charter One Bank, a subsidiary of Charter One Financial. Mr. Grossi is a director of Liberty Self-Stor, Inc., a publicly-traded real estate investment trust.

David G. Mahood; age 39; Director since 1998.

Mr. Mahood has served as a director of the Company since November 1998. Since June 1997, Mr. Mahood has served as a director and Chief Executive Officer of MGC, Inc., a specialty contractor for laboratory and institutional equipment and furnishings, and as Sales and Operation Manager prior to that time.

Terry N. Pefanis; age 43; Director since 2001.

Mr. Pefanis has served as a director of the Company since March 2001. In March 2001, Mr. Pefanis joined Gaylord Films, a theatrical motion picture production company, as Chief Operating Officer and Chief Financial Officer. From May 1997 to March 2001, Mr. Pefanis was the Chief Financial Officer of the Creative Content Group of Gaylord Entertainment Company, a publicly-traded entertainment and communications company. From October 1994 through April 1997, Mr. Pefanis was a Corporate Finance and Internal Audit Director for Gaylord Entertainment Company.

Michael J. Chiodo; age 44; Chief Financial Officer.

Mr. Chiodo has served as Chief Financial Officer and Treasurer of the Company since September 1997. Mr. Chiodo served as the Company’s Acting Chief Financial Officer from August 1994 to September 1997 and joined the Company in 1990. Mr. Chiodo is also a former partner of the accounting firm of Sorensen, Chiodo & May.

Scott G. Monson; age 43; General Counsel and Secretary.

Mr. Monson has served as General Counsel to the Company since September 1997 and Secretary of the Company since June 1998. From August 1994 to September 1997, Mr. Monson served as Associate General Counsel to the Company and as Legal Counsel to the Company from March 1989 to August 1994. Mr. Monson is admitted to practice law in the States of California (1997), Texas (1995), District of Columbia (1993) and Utah (1985).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.

As of March 29, 2002, to the Company’s knowledge based on copies of such reports furnished to the Company, there were no reportable untimely filings under Forms 3,4, or 5 by persons subject to Section 16(a) of the Securities Exchange Act of 1934, except as follows: Messrs. Mahood, Grossi, Jarratt and Lewis each filed a late Form 5 reporting option grants.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management” below for beneficial owners of more than ten percent or any other person subject to disclosure per Section 16 of the Exchange Act.

Item 11.  Executive Compensation

The following Summary Compensation Table sets forth the annual compensation for those serving as executive officers and directors as of December 31, 2001 and compensated by the Company or any of its subsidiaries for each of the last three completed fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation		All Other
						Compensation
					Shares of Stock
Name and Position				Restricted Stock	Underlying Options
with the Company	Year	Salary	Bonus	Awards (1)	(2)

Christopher L. Jarratt,	2001	—	—	—		$994,500	(3)
Chairman of the Board and	2000	—	—	—	325,000	$1,020,000	(3)
Chief Executive Officer	1999	—	$102,000	—	275,000	$470,000	(3)
James G. Lewis,	2001	—	—	—		—	(3)
President and Chief	2000	—	—	—	300,000	—	(3)
Operating Officer	1999	—	$98,000	—	250,000	—	(3)
Michael J. Chiodo,	2001	$138,000	$32,000	—		$12,113	(4)
Chief Financial Officer and	2000	$134,250	$15,507	—	2,000	$8,785	(4)
Treasurer	1999	$122,741	$10,000	—	2,000	$7,728	(4)
Scott G. Monson,	2001	$120,000	—	—		$10,629	(5)
General Counsel and	2000	$117,813	$25,000	—	2,000	$9,677	(5)
Secretary	1999	$107,626	$10,547	—	2,000	$4,100	(5)

(1)	Shares of Common Stock issued under the Company’s Employee Stock Ownership Plan. See “Long-Term Incentive and Pension Plans.”

(2)	Options to purchase Common Stock granted pursuant to the Company’s 1998 Stock Option and Award Plan. See “Stock Option Plans.”

(3)	The Company paid $994,500, $1,020,000 and $470,000 for the years 2001, 2000 and 1999, respectively, to Third Capital for professional and advisory services, including the services of Messrs. Jarratt and Lewis. Mr. Jarratt is Chief Manager and Chief Executive Officer of Third Capital. Mr. Lewis is Chief Operating Officer and General Counsel of Third Capital. See “Employment Agreements and Compensation Arrangements.”

(4)	Other Compensation for 2001 includes $7,966 health insurance premiums paid by the Company, $1,597 for life insurance premiums paid by the Company and contributions by the Company to the Company’s 401(k) savings plan as a matching contribution in the amount of $2,550. Other Compensation for 2000 includes $5,892 for health insurance premiums paid by the Company, $1,213 for life insurance premiums paid by the Company and contributions by the Company to the Company’s 401(k) savings plan as a matching contribution in the amount of $1,680. Other Compensation for 1999 includes $5,478 for health insurance premiums paid by the Company, $1,213 for life insurance premiums paid by the Company and contributions by the Company to the Company’s 401(k) savings plan as a matching contribution in the amount of $1,037.

(5)	Other Compensation for 2001 includes $2,759 for health insurance premiums paid by the Company, $6070 for life insurance premiums paid by the Company and contributions by the Company to the Company’s 401(k) savings plan as a matching contribution in the amount of $1,800. Other Compensation for 2000 includes $2,027 for health insurance premiums paid by the Company, $5,658 for life insurance premiums paid by the Company and contributions by the Company to the Company’s 401(k) savings plan as a matching contribution in the amount of $1,992. Other Compensation for 1999 includes $1,828 for health insurance premiums paid by the Company, $1,528 for life insurance premiums paid by the Company and contributions by the Company to the Company’s 401(k) savings plan as a matching contribution in the amount of $744.

This table excludes the value of certain incidental personal benefits. The incremental cost to the Company of providing such incidental personal benefits did not, for the current year, exceed the lesser of $50,000 or 10% of annual salary and bonus for any of the respective individuals named in the table as set forth.

Chief Executive and Operating Officers’ Compensation. Mr. Jarratt, the Company’s Chairman of the Board and Chief Executive Officer, and Mr. Lewis, President and Chief Operating Officer, do not receive a base salary from the Company. Instead, the Company pays Third Capital for the services of Messrs. Jarratt and Lewis. During 2001, the Company continued to pay Third Capital professional and advisory services. The agreement between the Company and Third Capital provides for a monthly advisory fee of $85,000, however, Third Capital voluntarily reduced this fee by 10%, commencing October 2001. Also, in April, 2002, Messrs. Jarratt and Lewis voluntarily canceled 600,000 and 550,000 options to purchase common stock of the Company, respectively. In addition, Third Capital has waived its finder’s fee, to which it is otherwise entitled, with respect to each of the four asset acquisitions the Company has engaged in over the past year. There can be no assurance that Third Capital will continue these reductions and waivers in the future.

Outside directors are compensated $10,000 per quarter, as well as $2,500 for each meeting attended in person, and $500 per telephone meetings. The chairmen of the compensation committee and audit committee receive no additional compensation for their duties. Employee directors are not compensated for meeting attendance.

Option Grants in 2001

     The following table summarizes information concerning options granted in 2001 to each of the Named Executive Officers.

					Potential Realizable
	Number of				Value at Assumed Annual
	Shares of Common	Percent of Total			Rates of Stock Price
	Stock Underlying	Options Granted to	Exercise Price		Appreciation
Name	Options	Employees in 2001	Per Share	Expiration Date	for Option Term

					5%	10%
Christopher L. Jarratt	325,000	45.4%	$1.82	6/08/2011	$371,991	$942,700
James G. Lewis	300,000	41.9%	$1.82	6/08/2011	$343,376	$870,185

Option Values at December 31, 2001

     The following table summarizes information concerning the number of unexercised options held by Named Executive Officers as of December 31, 2001. Also reported are values of “in-the-money” options, that is, the amount by which the exercise price of the option is exceeded by the last sale price of the Common Stock on December 31, 2001. No Named Executive Officer exercised any options in 2001.

			Value of Unexercised
	Number of Options		In-the-Money Options
	at December 31, 2001		at December 31, 2001

Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Christopher L. Jarratt	1,454,166	270,834	0	0
James G. Lewis	1,350,000	250,000	0	0
Michael Chiodo	3,333	667	0	0
Scott G. Monson	3,333	667	0	0

Compensation Committee Interlocks and Insider Participation

The Board of Directors established an Audit Committee in November 1998. The Audit Committee is presently composed of Messrs., Pefanis, Grossi and Mahood. The purpose of the Audit Committee is to oversee the retention, performance and compensation of the independent public accountants for the Company, and the establishment and oversight of the Company’s systems of internal accounting and auditing control. The Audit Committee held one meeting in 2001.

The Board of Directors established a Compensation Committee in April 1999. The Compensation Committee reviews the Company’s compensation philosophy and programs, exercises authority with respect to the payment of salaries and incentive compensation to directors and executive officers and administers the Company’s stock option plans. The Compensation Committee is composed of Messrs. Grossi, Mahood and Pefanis. The Compensation Committee held one meeting in 2001.

As required under Item 402(j)(1)(iii) and 402(j)(3) of Regulation S-K, none of the members of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Employment Agreements and Compensation Arrangements

The Company has retained Third Capital to provide certain professional and advisory services to the Company, including the services of Mr. Jarratt as Chairman of the Board and Chief Executive Officer, and Mr. Lewis as President and Chief Operating Officer. The Company pays Third Capital $85,000 per month (Third Capital voluntarily reduced this fee by 10%, commencing October 2001, however, there can be assurance that Third Capital will continue to accept the reduced fee in the future) and reimburses Third Capital’s out-of-pocket expenses for its services and direct expenses paid for by Third Capital on behalf of the Company. During 2001, the Company paid Third Capital a total of $994,500 for professional and advisory services, and paid an additional $334,552 for expenses in connection with the professional and advisory services performed by Third Capital. Mr. Jarratt is the Chief Manager and Chief Executive Officer, and Mr. Lewis is the Chief Operating Officer and General Counsel of Third Capital.

Mr. Monson executed an employment agreement with the Company in June 1994, which presently continues on a month-to-month basis. Under the terms of the employment agreement, the Company is required to provide Mr. Monson with four months written notice of termination and the payment of a severance package equal to three months salary.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table includes, as of April 25, 2002, stock ownership for each shareholder known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, each director, director nominee and Named Executive Officer and all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name and Address (1)	Convertible Debt		Options		Shares		Percentage (2)
Christopher J. Jarratt	7,740,994	(3)	1,125,000	(4)	187,500	(5)	37.2%
James G. Lewis	—		1,050,000	(4)	42,800		4.5%
Mark D. Grossi	—		60,000	(6)	—		*
David G. Mahood	—		35,000	(6)	—		*
Terry N. Pefanis	—		25,000	(6)	—		*
Michael J. Chiodo	—		4,000	(4)	5,837		*
Scott G. Monson	—		4,000	(4)	19,228		*
Third Capital Partners, LLC
3773 Howard Hughes Parkway
Las Vegas, Nevada 89109	7,740,994	(3)	—		100,000		32.25%
All Named Executive Officers
and Directors as a group	7,740,994		2,303,000		255,365		42.4%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each of the beneficial owners is c/o JB Oxford Holdings, Inc., 9665 Wilshire Boulevard, Suite 300, Beverly Hills, California 90212.

(2)	Assumes the exercise of all options held by the shareholder, whether or not presently exercisable, and the conversion of all convertible debt into shares of Common Stock.

(3)	Includes 4,883,850 shares of Common Stock issuable to Third Capital Partners, LLC (“Third Capital Partners”) upon the conversion of $3.4 million of the Company’s 9% Senior Secured Convertible Notes and 2,857,142 shares of Common Stock issuable to Third Capital Partners upon the conversion of $2.0 million of the Company’s 9% Secured Convertible Notes. Mr. Jarratt, as Chief Manager and Chief Executive Officer of Third Capital Partners, has the sole right to vote, or direct the voting of, and the sole power to dispose or to direct the disposal of, of the shares of Common Stock owned by Third Capital Partners. See “Certain Relationships and Related Transactions.”

(4)	Options to purchase Common Stock granted pursuant to the Company’s 1998 Stock Option and Award Plan. See “Stock Option Plans.”

(5)	Includes 40,000 shares of Common Stock owned by Mr. Jarratt’s wife and 100,000 shares of Common Stock owned by Third Capital Partners.

(6)	Options to purchase Common Stock granted under the Directors’ Stock Plan. See “Stock Option Plans.”

Item 13.  Certain Relationships and Related Transactions

The Company retains Third Capital to furnish certain professional and advisory services to the Company, including the services of Messrs. Jarratt and Lewis. See “Executive Compensation and Other Information.”

On January 9, 2001, the Company and Third Capital entered into a non-exclusive investment banking agreement to explore potential strategic transactions with other parties. Mr. Jarratt is the Chief Manager and Chief Executive Officer, and Mr. Lewis is the Chief Operating Officer and General Counsel of Third Capital. Third Capital will not receive any compensation under this agreement other than a contingent fee equal to a percentage of the consideration of a successful transaction. The Company will also reimburse Third Capital for its reasonable costs and expenses incurred in connection with its services under the agreement. The agreement has an initial term of six months with successive 90-day renewals after that. Either party may terminate the agreement for any reason at the conclusion of the initial six-month term or any 90-day renewal period. Third Capital has waived its finder’s fee, to which it is otherwise entitled, with respect to each of the four asset acquisitions the Company has engaged in over the past year. Again, there can be no assurance that Third Capital will continue to waive the finder’s fee in future acquisitions.

On December 13, 2000, the Company loaned Third Capital Partners $2,500,000. The loan bears interest at 9.25% payable monthly with the principal amount due on December 31, 2003. Third Capital Partners is a significant shareholder of the Company. See “Stock Ownership of Certain Shareholders and Management.” In addition, Mr. Jarratt is the Chief Manager and Chief Executive Officer, and Mr. Grossi is a member, of Third Capital Partners.

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2002.

JB Oxford Holdings, Inc.

By: /s/Christopher L. Jarratt Christopher L. Jarratt Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of JB Oxford Holdings, Inc. and in the capacities and on the date indicated:

/s/Christopher L. Jarratt Christopher L. Jarratt Chairman of the Board and Chief Executive Officer	* David G. Mahood, Director

* James G. Lewis, President, Chief Operating Officer and Director	* Mark M. Grossi, Director

* Michael J. Chiodo Chief Financial Officer, Treasurer, Chief Accounting Officer	* Terry N. Pefanis, Director

April 29, 2002

*	By Christopher L. Jarratt, as attorney-in-fact pursuant to the Power of Attorney contained in the Form 10-K filed on March 29, 2002.