Form 10-Q
period 2002-03-31
JB OXFORD HOLDINGS INC
filed 2002-05-15
CIK 816330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-16240

JB Oxford Holdings, Inc.

(Exact name of registrant as specified in its charter)

UTAH (State of incorporation or organization)	95-4099866 (I.R.S. Employer Identification No.)

9665 Wilshire Blvd., Suite 300; Beverly Hills, California (Address of principal executive offices)	90212 (Zip Code)

Registrant’s telephone number, including area code	(310) 777-8888

     Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2002, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 14,141,525.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JB Oxford Holdings, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2002
	(Unaudited)	December 31, 2001

Assets:

Cash and cash equivalents (including securities purchased under agreements to resell of $0 and $6,034,839)	$4,185,529	$6,694,332

Cash and cash equivalents segregated under federal and other regulations (including securities purchased under agreements to resell of $0 and $1,695,974)	187,971,926	79,399,917

Receivable from broker-dealers and clearing organizations	24,094,514	52,368,663

Receivable from customers (net of allowance for doubtful accounts of $2,675,884 and $2,625,178)	145,713,088	101,641,363

Other receivables	504,781	1,348,285

Marketable securities owned — at market value	1,307,858	1,352,840

Notes receivable	2,500,000	2,500,000

Furniture, equipment, and leasehold improvements (at cost — net of accumulated depreciation and amortization of $4,248,408 and $3,523,365)	2,966,648	3,310,758

Income taxes receivable	3,962,160	3,751,429

Deferred income taxes	1,470,058	1,470,058

Clearing deposits	4,773,352	5,199,277

Other assets	5,341,716	3,402,495

Total assets	$384,791,630	$262,439,417

See accompanying notes to Consolidated Financial Statements.

JB Oxford Holdings, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2002
	(Unaudited)	December 31, 2001

Liabilities and shareholders’ equity:

Liabilities:

Payable to broker-dealers and clearing organizations	$145,540,071	$51,334,581

Payable to customers	201,023,891	169,935,902

Securities sold, not yet purchased — at market value	72,501	846,585

Accounts payable and accrued liabilities	4,514,165	6,491,471

Loans from shareholders	5,418,696	5,418,696

Notes payable	5,461,375	5,629,375

Total liabilities	362,030,699	239,656,610

Commitments and contingencies

Shareholders’ equity:

Common stock ($.01 par value, 100,000,000 shares authorized; 15,446,465 and 15,193,226 shares issued)	154,465	151,932

Additional paid-in capital	16,829,848	16,446,381

Retained earnings	8,395,846	8,803,722

Treasury stock at cost, 1,304,940 shares	(2,619,228)	(2,619,228)

Total shareholders’ equity	22,760,931	22,782,807

Total liabilities and shareholders’ equity	$384,791,630	$262,439,417

See accompanying notes to Consolidated Financial Statements.

JB Oxford Holdings, Inc. and Subsidiaries
Consolidated Statements Of Operations
(Unaudited)

	For The Three Months Ended
	March 31,

	2002	2001

Revenues:
Clearing and execution	$818,643	$1,325,178
Trading profits	352,699	1,367,781
Commissions	2,025,942	4,688,371
Interest	1,902,573	5,591,836
Other	176,264	293,487

Total Revenues	5,276,121	13,266,653

Expenses:
Employee compensation	2,175,305	4,178,124
Clearing and floor brokerage	185,627	635,640
Communications	782,124	1,318,649
Occupancy and equipment	1,157,468	1,317,012
Interest	536,518	3,165,495
Data processing charges	469,145	1,409,559
Professional services	722,731	1,229,804
Promotional	413,614	600,235
Bad debts	64,332	237,771
Other operating expenses	(612,867)	587,488

Total Expenses	5,893,997	14,679,777

Loss before income taxes	(617,876)	(1,413,124)
Income tax benefit	(210,000)	(610,000)

Net Loss	$(407,876)	$(803,124)

Basic Net Loss Per Share	$(0.03)	$(0.06)

Diluted Net Loss Per Share	$(0.03)	$(0.06)

Weighted average number of shares
Basic	13,961,444	14,055,086
Diluted	13,961,444	14,055,086

See accompanying notes to Consolidated Financial Statements.

JB Oxford Holdings, Inc. and Subsidiaries
Consolidated Statements Of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,

	2002	2001

Increase (decrease) in cash and cash equivalents:
Cash flows provided by operating activities:
Net loss	$(407,876)	$(803,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	377,606	426,140
Deferred rent	(40,003)	(48,089)
Provision for bad debts	64,332	237,771
Benefit for deferred taxes	—	74,999
Changes in assets and liabilities:
Cash segregated under federal and other regulations	(108,572,009)	(28,476,602)
Receivable from broker-dealers and clearing organizations	28,274,149	(41,702,874)
Receivable from customers	(44,136,057)	99,065,266
Other receivables	843,504	30,706
Securities owned	44,982	(226,675)
Clearing deposits	425,925	1,312,090
Other assets	21,779	(238,251)
Payable to broker-dealers and clearing organizations	94,205,490	(9,132,199)
Payable to customers	31,087,989	(12,496,281)
Securities sold not yet purchased	(774,084)	(56,463)
Accounts payable and accrued liabilities	(2,462,303)	(2,362,895)
Income taxes payable/receivable	(210,731)	(755,303)

Net cash provided by (used in) operating activities	(1,257,307)	4,848,186

Cash flows from investing activities:
Acquisitions of customer accounts	(1,050,000)	(2,400,000)
Capital expenditures	(33,496)	(138,757)

Net cash used in investing activities	(1,083,496)	(2,538,757)

Cash flows from financing activities:
Repayments of notes payable	(168,000)	(252,000)

Net cash used in financing activities	(168,000)	(252,000)

Net increase (decrease) in cash and cash equivalents	(2,508,803)	2,057,459
Cash and cash equivalents at beginning of the quarter	6,694,332	8,004,000

Cash and cash equivalents at end of the quarter	$4,185,529	$10,061,459

See accompanying notes to Consolidated Financial Statements.

JB Oxford Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)

Note 1. Company’s Quarterly Report Under Form 10-Q

     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries (the “Company”) for the periods presented. The accompanying financial information should be read in conjunction with the Company’s 2001 Annual Report on Securities and Exchange Commission (“SEC”) Form 10-K. Footnote disclosures that substantially duplicate those in the Company’s Annual Report on Form 10-K, including significant accounting policies, have been omitted.

Note 2. Earnings Per Share

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

	For The Three Months Ended
	March 31,

	2002	2001

Basic Earnings Per Share
Net loss	$(407,876)	$(803,124)

Income available to common stockholders (numerator)	$(407,876)	$(803,124)

Weighted average common shares outstanding (denominator)	13,961,444	14,055,086

Basic Earnings Per Share	$(0.03)	$(0.06)

Diluted Earnings Per Share
Net loss	$(407,876)	$(803,124)
Interest on convertible debentures, net of income tax	—	—

Income available to common stockholders plus assumed conversions (numerator)	$(407,876)	$(803,124)

Weighted average common shares outstanding	13,961,444	14,055,086
Weighted average options outstanding	—	—
Weighted average convertible debentures	—	—
Stock acquired with option proceeds	—	—

Weighted average common shares and assumed conversions outstanding (denominator)	13,961,444	14,055,086

Diluted Earnings Per Share	$(0.03)	$(0.06)

     The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions would have been used, the fully diluted shares outstanding for the quarters ended March 31, 2002 and 2001 would be 22,039,928 and 22,372,048, respectively.

     The options carry exercise prices ranging from $0.63 to $9.00 at March 31, 2002 and 2001. Options to purchase 2,676,950 shares of common stock at March 31, 2002 expire at various dates through December 5, 2011.

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

     At March 31, 2002, JBOC had net capital of $17,123,672, which was 11.4% of aggregate debit items and $14,120,481 in excess of the minimum amount required. At December 31, 2001, JBOC had net capital of $18,975,361, which was 18.2% of aggregate debit items and $16,891,455 in excess of the minimum amount required.

Note 4. Contingent Liabilities

     The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations the most significant of which follows:

     In May 2002, the staff of the Pacific Regional Office of the Securities and Exchange Commission informed JB Oxford Holdings and JB Oxford & Company (collectively, “JB Oxford”) that the staff does not intend to recommend any enforcement action against JB Oxford arising out of the SEC investigation. JB Oxford had previously disclosed that it had entered into a tentative settlement of the SEC investigation with the SEC staff. Because the SEC staff has decided not to recommend any action against JB Oxford, the terms and conditions that had been a part of the proposed settlement will not be imposed. The staff’s decision effectively closes the SEC’s investigation into JB Oxford.

     Also in May 2002, the Company amended its agreement with the Los Angeles office of the United States Attorney’s Office (the “USAO”) extending the payment schedule for the balance owing under the settlement agreement. No payment will be made in fiscal year 2002, and the balance will be paid in equal annual installments of $500,000 in February 2003 and February 2004.

     The Company originally accrued payments to the USAO and SEC totaling approximately $3.0 million. Because the SEC investigation closed without action or monetary assessment, the amount accrued has been reduced by approximately $1 million.

     In August 2000, the assignee and holder of two of the demand notes payable by the Company to Oeri Finance Inc., in the principal face amount of $1,939,375, filed to collect the amounts due under the notes as well as seek return of certain securities seized by the government. The Company filed an answer and asserted defenses to payment including, among other defenses, a right of set-off for certain expenses incurred by the Company in connection with the governmental investigation described above and related matters. In February 2002, the US District Court, Central District of California, issued an Order granting the assignee’s application for writ of pre-judgment attachment against the assets of JB Oxford Holdings, Inc. A final determination of these issues on the merits has yet to be made. The notes and underlying obligations have previously been disclosed by the Company in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q since the issuance of the notes in July 1997. The Company believes that it has valid defenses and set-offs to the claims and intends to vigorously defend itself, although no assurance can be given as to the outcome of this matter.

Note 5. Supplemental Disclosures of Cash Flow Information

	For The Three Months Ended March 31,

	2002	2001

Supplemental Disclosures of Cash Flow Information Cash paid during the quarter for:
Interest	$546,485	$3,152,252
Income taxes	—	70,000

Supplemental disclosure of non-cash investing and financing activities:

     Common stock issued and future payable incurred for acquisition of customer accounts in the amount of $911,000.

Note 6. Acquisitions of Customer Accounts

During the quarter ended March 31, 2002, the Company acquired certain customer accounts from a securities broker dealer. The cost of this acquisition has been included in other assets as an intangible asset. The Company is amortizing this intangible asset over four years, which is the estimated useful life.

Note 7. Notes Payable and Committed Lines

The Company currently has outstanding a bank note payable in the amount of $2,572,000 as of March 31, 2002. The bank note payable carries an interest rate of prime plus 1%. Principal payments of $84,000, plus interest, are due monthly, with a balloon payment due on September 5, 2002. For the year ended December 31, 2001, the Company was not in compliance with the net income and net worth covenants of its bank note payable agreement which require that the Company earn net income of at least $5 million per year and maintain net assets of at least $25 million. The Company reached an agreement with the bank in December 2001 to amend the credit agreement by repaying $1 million of principal as well as granting a first priority security interest in the Company’s Federal and State tax refunds. Based on management discussions with the bank, the Company believes that this amendment to the credit agreement will lead to a waiver of the debt covenants as of and for the year ended December 31, 2001, however, the bank has not granted an official waiver. In the event that the Company is deemed to be in default of the covenants, the interest rate on the note will increase from Prime plus 1% to Prime plus 3%. To date, the Company has made all of its required payments under the bank note payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Through our wholly-owned subsidiaries, we are engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. We are a fully integrated brokerage firm, providing retail brokerage services, clearing services and market making services to our customers. Our business is headquartered in Los Angeles and we have additional branches in New York, Miami and Minneapolis.

Our primary subsidiary is JB Oxford & Company. JB Oxford is a registered broker-dealer offering the following services: (i) providing discount and electronic brokerage services to the investing public; (ii) providing clearing and execution services to independent broker-dealers (“correspondents”) on a fully-disclosed basis; and (iii) acting as a market maker in stocks traded on NASDAQ National Market System and other national exchanges. For 2001, our annual consolidated revenues were $35,347,821, which consisted primarily of commission and interest income from our discount and electronic brokerage division.

In early March, 2002 the Company acquired the right to service the customer accounts of a Minneapolis-based broker dealer. Under the terms of the transaction, JB Oxford acquired approximately 11,500 customer accounts located throughout the United States. The consideration paid by JB Oxford in the transaction is a combination of cash and stock. The Company expects to maintain a presence in Minneapolis, MN and will continue to look for acquisitions within the financial service industry.

Discount and Electronic Brokerage Services

JB Oxford provides a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. We continue to upgrade and improve our brokerage technologies in order to provide our customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to our trading capabilities, JB Oxford’s Internet site (www.jboxford.com) provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information.

We believe that the Company can recover from the volume declines in the market and grow our discount and electronic brokerage division throughout 2002, due in part to our ability to provide high quality, flexible, and customer-sensitive responses and services. We continually upgrade our computer systems and services within each of our divisions to utilize and take advantage of the most recent technological developments.

Clearing and Execution Services

JB Oxford is self-clearing and provides clearing and execution services to independent broker-dealers. The clearing business offers a high return on capital, and we believe that by careful selection and monitoring of JB Oxford’s correspondents, this business segment will remain profitable.

Market Making Activities

In order to facilitate the execution of security transactions for our own customers and the customers of our correspondents, JB Oxford acts as a market maker for approximately 350 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The number of companies in which JB Oxford acts as a market maker fluctuates depending upon various factors, including trading volume and the number of employees in a trading capacity. Our market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. (“NASD”) regarding best execution.

Results of Operations

Revenues

The Company’s total revenues were $5,276,121 in the first quarter 2002, a decrease of 60% from $13,266,653 in the first quarter of 2001. The primary reason for the decrease was a decline in commission revenue of 57% to $2,025,942 in the current quarter from $4,688,371 in the first quarter of 2001. Additionally, interest revenue decreased 66% to $1,902,573 in the first quarter of 2002 from $5,591,836 in the first quarter of 2001. Trading profits decreased 74% to $352,699 in the first quarter of 2002 from $1,367,781 in the first quarter of 2001.

Commission revenue decreased $2,662,429 or 57% to $2,025,942 in the first quarter 2002 compared to $4,688,371 in the first quarter of 2001. This decline is the direct result of the decline in trading volume, which is down 57% in the first quarter of 2002 compared to the first quarter of 2001, as the entire industry experiences decreased volume in the continuing downtrending market. For 2002, the Company anticipates commission revenue will track the overall trading volumes within the industry. The Company intends to look for opportunities to grow its business through acquisitions of accounts from compatible discount and on-line brokerage operations of other firms. Although the Company has completed acquisitions in the past year, there can be no assurance that the Company will complete any additional acquisitions, or if completed, that it will be successful.

Interest revenues decreased $3,689,263 or 66% to $1,902,573 in the first quarter 2002 compared to $5,591,836 in the first quarter of 2001. Net interest income decreased 44% from $2,426,341 in the first quarter 2001 to $1,366,055 in the first quarter 2002. The changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. The decline in margin balances has been the most significant factor for the decrease.

Trading profits decreased 74% to 352,699 in the first quarter of 2002 from $1,367,781 in the first quarter of 2001. The decrease in trading profits resulted from a decrease in trading volume from the Company’s discount and on-line brokerage operations. Volumes in the inventory accounts have decrease 58% in the first quarter of 2002 compared to the first quarter of 2001. Management anticipates trading profits will continue to track the volumes of the discount and on-line brokerage operation for 2002, however, management is also exploring new sources of order flow for the Company to utilize.

Clearing and execution revenues decreased $506,535 or 38% to $818,643 in the first quarter 2002 compared to $1,325,178 in the first quarter of 2001. The decrease represents the decrease in correspondent trades cleared by the Company and the trend tracks the overall volume trend of the industry.

Expenses

Expenses totaled $5,893,997 for the first quarter of 2002, a decrease of 60% from $14,679,777 in the first quarter of 2001. The decrease in expenses from 2001 is primarily a result of the decline in trading volume in the Company’s discount and on-line brokerage divisions. The decrease also reflects the impact of cost containment measures taken by management during the past year. Many of the Company’s expenses, including clearing expense, interest expense, and data processing charges are directly related to commission revenues, interest revenues and trading revenues, which are all down from the first quarter of 2001. Data processing expense decreased 67% to $469,145 in the first quarter of 2002 from $1,409,559 in the first quarter of 2001. This decrease is the result of decline in commission and trading volumes.

Employee compensation decreased by 48% in the first quarter of 2002 to $2,175,305 from $4,178,124 in the first quarter of 2001. Interest expense decreased 83% to $536,518 in the first quarter of 2002 from $3,165,495 in the first quarter of 2001. These decreases are in line with the revenue decreases discussed above, where commission revenue decreased 57% and interest revenue decreased 66%. The Company has eliminated its commissioned sales force in the first quarter 2002 and now pays on a salary basis with some incentives for performance.

Promotional expenses decreased $186,621 or 31% to $413,614 in the first quarter of 2002 from $600,235 in the first quarter of 2001. These costs have decreased as management has focused on more efficient means of advertising. The Company is currently running a print campaign with an estimated annual budget of $1,800,000. Management will continue its advertising as a means of name branding while also looking to increase customer accounts through acquisitions.

Other expense decreased by $1,200,355 during the first quarter of 2002 compared to the first quarter of 2001. The reason for the decrease is due to the reversal of the amount accrued for an anticipated payment to the Securities and Exchange Commission of $960,000.

Management continues to examine ways to contain costs and improve efficiencies. The Company will continue to seek ways to cut costs and add revenues.

Liquidity and Capital Resources

The Company finances its growth through the use of funds generated from the business operations of its subsidiaries, mainly JBOC. Additionally, JBOC has established committed lines of revolving credit with other banking institutions with an aggregate borrowing availability approximating $55,000,000 as of March 31, 2002. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates. Certain of these credit facilities are subject to financial covenants and restrictions which could limit the amount the Company could borrow at any given time in the event of changes in financial ratios and continuing losses.

The Company currently has outstanding a bank note payable in the amount of $2,572,000 as of March 31, 2001. The bank note payable carries an interest rate of prime plus 1%. Principal payments of $84,000, plus interest, are due monthly, with a balloon payment due on September 5, 2002. For the year ended December 31, 2001, the Company was not in compliance with the net income and net worth covenants of its bank note payable agreement which require that the Company earn net income of at least $5 million per year and maintain net assets of at least $25 million. The Company reached an agreement with the bank in December 2001 to amend the credit agreement by repaying $1 million of principal as well as granting a first priority security interest in the Company’s Federal and State tax refunds. Based on management discussions with the bank, the Company believes that this amendment to the credit agreement will lead to a waiver of the debt covenants as of and for the year ended December 31, 2001, however, the bank has not granted an official waiver. In the event that the Company is deemed to be in default of the covenants, the interest rate on the note will increase from Prime plus 1% to Prime plus 3%. To date the Company has made all of its required payments under the bank note payable.

The majority of the Company’s corporate assets at March 31, 2002, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company’s statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 3, “Regulatory Requirements,” to the financial statements for regulatory requirements of the Company.

The Company currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements at least through the end of 2002 and for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, or in the event losses continue or future positive cash flow is not realized, the Company may need to raise additional funds. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company’s existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company’s common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to the Company.

Liquidity at March 31, 2002

The Company’s cash position decreased during the first quarter of 2002 by $2,508,803 to $4,185,529. This compares with a net increase in cash and cash equivalents of $2,057,459 in the first quarter of 2001. The fluctuation in the Company’s cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

Cash Flows From Operating Activities

Net cash used in operating activities was $1,257,307 for the first quarter of 2002, compared to cash of $4,848,186 provided by operations during the first quarter of 2001. The Company’s net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

During the first quarter of 2002, the most significant source of cash was the increase in payables to broker-dealers and clearing organizations of $94,205,490 and was the result of increased stock loan activity. This source of cash was used by the increase in cash segregated under federal and other regulations which increased $108,572,009. Additional cash was provided through an increase in payables to customers of $31,087,989, and a decrease of $28,274,149 in receivables from broker-dealers and clearing organizations.

Cash Flows Used In Investing Activities

The net cash used in investing activities during the first quarter of 2002 was $1,083,496 compared with $2,538,757 during the same quarter of 2001. Cash used in the first quarter of 2002 include $1,050,000 used to acquire the right to service certain customer accounts, $2,400,000 was used for this same purpose in the first quarter of 2001. The remaining $33,496 of cash uses are a direct result of capital expenditures made by the Company during the first quarter of 2002 as compared to $138,757 for the first quarter of 2001. The Company presently has no plans to open additional offices and no significant commitments for capital expenditures, therefore, the Company’s requirement for capital resources is not material to the business as a whole. The Company continues to look for opportunity to grow its business through acquisition and if acquisitions are made, the Company may expend its resources on an investment in such an acquisition.

Cash Flows From Financing Activities

Financing activities used cash of $168,000 in the first quarter of 2002, compared to $252,000 cash used by financing activities in the first quarter of 2001. The cash used in 2002 and 2001 was for the repayment of notes payable.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company was required to adopt SFAS No. 141 upon issuance. As such, all business combinations for which the Company may prospectively enter must be accounted for as purchase transactions. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 ceases the current amortization of goodwill and will instead be subject to at least an annual assessment for impairment by applying a fair-value-based test. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes or amends previous pronouncements including SFAS No. 121, Accounting Principles Board Opinion No. 30, and Accounting Research Board No. 51. The

Company adopted this statement on January 1, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, particularly under Items 2 and 3, as well as certain information provided periodically in writing or orally by us, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements.

You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading “Business Overview – Forward Looking Statements and Risk Factors,” in our Form 10-K for the year ended December 31, 2001 before making an investment decision in the Company. These risks include, among others, the following:

•	we have incurred operation losses in the past and may incur future operation losses.

•	our business is adversely affected by downturns in the U.S. securities markets.

•	demand and market acceptance for our services are subject to a high level of uncertainty.

•	we are exposed to certain credit risks with our customers.

•	our clearing operations expose us to losses beyond the loss of business.

•	our success is dependent upon the development and enhancement of our services and products.

•	the discount and electronic brokerage services market is highly competitive

•	the loss of significant customers could adversely affect our business.

•	our plans to expand through acquisitions of other companies may have a material adverse effect on our business.

•	our business is dependent on strategic relationships with online and Internet service providers and software and information services providers.

•	our business is subject to extensive regulation under both federal and state laws.

•	our failure to maintain the net capital levels required by various regulators could adversely affect our business.

•	we could suffer substantial losses and be subject to customer litigation if our electronic systems which support online trading fail or our transactions process is slow.

•	our business could suffer if we cannot protect the confidentiality of customer information.

•	the trading price of our common stock has been and may continue to be subject to wide fluctuations.

•	your interests as a stockholder may conflict with our controlling shareholders, our Chief Executive Officer and our President.

•	the loss of certain key executive officers could harm our business.

•	we may be unable to maintain the listing of our common stock on the Nasdaq SmallCap market and Penny Stock rules may apply to the sale of our common stock which, in each case, would make it more difficult for you to dispose of your common stock.

•	our Board of Directors has the authority to issue preferred stock, which could deter takeover bids even if those bids are in the shareholders’ best interests.

•	securities litigation could adversely affect our business.

•	we may be unable to hire and retain skilled personnel.

•	recent events related to our independent auditor, Arthur Andersen could adversely affect our ability to timely file our required periodic reports.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements” above. The Company is exposed to market risk related to changes in interest rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

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

Areas outside the control of the Company which affect the securities market, such as severe downturns or declines in market activity, may cause substantial financial exposure. This is particularly true with regard to the receivables that are carried in customers’ margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loans would exceed such value. While the Company is authorized to liquidate the securities and to utilize the correspondent’s account balances to cover any shortfall, in a worst case scenario, such collateral may not be sufficient to cover all losses.

Interest Rate Sensitivity and Financial Instruments

For its working capital and reserves that are required to be segregated under federal or other regulations, the Company invests primarily in U.S. Treasury securities under agreements to resell.

These agreements have maturity dates ranging from one to seven days, and do not present a material interest rate risk.

Equity Price Risk

JBOC acts as a market maker for approximately 350 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent’s clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are a party to a number of pending legal or administrative proceedings, including suits involving various customers that allege damages arising as a result of brokerage transactions by the Company. All of the legal and administrative proceedings have arisen in the ordinary conduct of its business. Those that may have a significant impact on the Company have been reported in previous filings and the following is a description of any material developments or changes in such legal proceedings.

In May 2002, the staff of the Pacific Regional Office of the Securities and Exchange Commission informed JB Oxford Holdings and JB Oxford & Company (collectively, “JB Oxford”) that the staff does not intend to recommend any enforcement action against JB Oxford arising out of the SEC investigation. JB Oxford had previously disclosed that it had entered into a tentative settlement of the SEC investigation with the SEC staff. Because the SEC staff has decided not to recommend any action against JB Oxford, the terms and conditions that had been a part of the proposed settlement will not be imposed. The staff’s decision effectively closes the SEC’s investigation into JB Oxford.

Also in May 2002, the Company amended its agreement with the Los Angeles office of the United States Attorney’s Office (the “USAO”) extending the payment schedule for the balance owing under the settlement agreement. No payment will be made in fiscal year 2002, and the balance will be paid in equal annual installments of $500,000 in February 2003 and February 2004.

The Company originally accrued payments to the USAO and SEC totaling approximately $3.0 million. Because the SEC investigation closed without action or monetary assessment, the amount accrued has been reduced by approximately $1 million.

The above legal proceedings involving the SEC and the USAO were previously reported by us in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

There has been no material modification of ownership rights of securities holders. Certain subsidiary companies, as part of their normal broker-dealer activities, have minimum capital requirements imposed by regulatory agencies. See Note 4, “Regulatory Requirements,” to the financial statements. These requirements may restrict the payment of dividends.

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K.

During the first quarter, the Company did not file a Report on Form 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo

Michael J. Chiodo
Chief Financial Officer

May 15, 2002