Form 10-Q
period 2002-06-30
JB OXFORD HOLDINGS INC
filed 2002-08-14
CIK 816330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-16240


                            JB OXFORD HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

UTAH                                                         95-4099866
(State of incorporation or organization)                     (I.R.S. Employer
                                                             Identification No.)

9665 Wilshire Blvd., Suite 300;  Beverly Hills, California   90212
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (310) 777-8888

         Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 2002, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 14,579,985.

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                             June 30, 2002       December 31, 2001
                                                                              (Unaudited)
                                                                             --------------      -----------------
ASSETS:

  Cash and cash equivalents (including securities purchased under
   agreements to resell of $0 and $6,034,839)                                   $3,394,711            $6,694,332

  Cash and cash equivalents segregated under federal and other regulations
   (including securities purchased under agreements to
   resell of $0 and $1,695,974)                                                147,712,853            79,399,917

  Receivable from broker-dealers and clearing organizations                     13,533,165            52,368,663

  Receivable from customers (net of allowance for doubtful accounts of
   $2,608,589 and $2,625,178)                                                   86,770,153           101,641,363

  Other receivables                                                                681,658             1,348,285

  Marketable securities owned - at market value                                    935,076             1,352,840

  Related party notes receivable                                                 2,500,000             2,500,000

  Furniture, equipment, and leasehold improvements (at cost - net of accumulated depreciation and amortization of $4,751,666 and
   $3,523,365)                                                                   2,610,291             3,310,758

  Income taxes receivable                                                        5,716,797             3,751,429

  Deferred income taxes                                                          1,470,058             1,470,058

  Clearing deposits                                                              5,357,402             5,199,277

  Other assets                                                                   5,122,060             3,402,495
                                                                              ------------          ------------

  TOTAL ASSETS                                                                $275,804,224          $262,439,417
                                                                              ============          ============


          See accompanying notes to consolidated financial statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                June 30, 2002     December 31, 2001
                                                                                 (Unaudited)
                                                                                -------------     -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

   LIABILITIES:

     Payable to broker-dealers and clearing organizations                       $ 60,180,900        $ 51,334,581

     Payable to customers                                                        178,044,236         169,935,902

     Securities sold, not yet purchased - at market value                             57,041             846,585

     Accounts payable and accrued liabilities                                      7,141,186           6,491,471

     Loans from shareholders                                                       5,418,696           5,418,696

     Notes payable                                                                 5,209,375           5,629,375
                                                                                ------------        ------------

   TOTAL LIABILITIES                                                             256,051,434         239,656,610
                                                                                ------------        ------------

   COMMITMENTS AND CONTINGENCIES (NOTE 4)

   SHAREHOLDERS' EQUITY:

     Common stock  ($.01 par value, 100,000,000 shares authorized;
      15,884,925 and 15,193,226 shares issued)                                       158,849             151,932

     Additional paid-in capital                                                   17,335,464          16,446,381

     Retained earnings                                                             4,877,705           8,803,722

     Treasury stock at cost, 1,304,940 shares                                     (2,619,228)         (2,619,228)
                                                                                ------------        ------------

   TOTAL SHAREHOLDERS' EQUITY                                                     19,752,790          22,782,807
                                                                                ------------        ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $275,804,224        $262,439,417
                                                                                ============        ============


          See accompanying notes to consolidated financial statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                      For The Six Months Ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                    2002                    2001
                                                                                 -----------             -----------
REVENUES:
   Commissions                                                                   $ 3,725,463             $ 8,020,364
   Interest                                                                        4,320,926               9,658,455
   Trading profits                                                                   741,988               2,218,386
   Clearing and execution                                                          1,975,130               2,335,421
   Other                                                                             474,347                 456,057
                                                                                 -----------             -----------

   Total revenues                                                                 11,237,854              22,688,683
                                                                                 -----------             -----------

EXPENSES:

   Employee compensation                                                           4,279,693               7,178,571
   Clearing and floor brokerage                                                      410,663               1,124,007
   Communications                                                                  1,426,573               2,517,443
   Occupancy and equipment                                                         2,696,169               2,839,808
   Interest                                                                        1,149,557               5,355,973
   Data processing charges                                                           973,347               2,076,716
   Professional services                                                           1,695,757               2,525,941
   Promotional                                                                     1,126,024                 886,404
   Bad debts                                                                         155,705                 506,536
   Other operating expenses                                                        3,150,383               1,137,376
                                                                                 -----------             -----------

   Total expenses                                                                 17,063,871              26,148,775
                                                                                 -----------             -----------

  Loss before income taxes                                                        (5,826,017)             (3,460,092)

     Income tax benefit                                                           (1,900,000)             (1,487,000)
                                                                                 -----------             -----------

   Net loss                                                                      $(3,926,017)            $(1,973,092)
                                                                                 ===========             ===========

   Basic net loss per share                                                           $(0.28)                 $(0.14)
   Diluted net loss per share                                                         $(0.28)                 $(0.14)
   Weighted average number of shares
         Basic                                                                    14,102,415              14,055,086
         Diluted                                                                  14,102,415              14,055,086


          See accompanying notes to consolidated financial statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               For The Three Months Ended
                                                                                        June 30,
                                                                     ------------------------------------------------
                                                                            2002                     2001
                                                                     ----------------------  ------------------------
REVENUES:
   Commissions                                                               $ 1,699,521               $ 3,331,993
   Interest                                                                    2,418,353                 4,066,619
   Trading profits                                                               389,289                   850,605
   Clearing and execution                                                      1,156,487                 1,010,243
   Other                                                                         298,083                   162,570
                                                                     ----------------------  ------------------------
   Total revenues                                                              5,961,733                 9,422,030
                                                                     ----------------------  ------------------------
EXPENSES:
   Employee compensation                                                       2,104,388                 3,000,447
   Clearing and floor brokerage                                                  225,036                   488,367
   Communications                                                                644,449                 1,198,794
   Occupancy and equipment                                                     1,538,701                 1,522,796
   Interest                                                                      613,039                 2,190,478
   Data processing charges                                                       504,202                   667,157
   Professional services                                                         973,026                 1,296,137
   Promotional                                                                   712,410                   286,169
   Bad debts                                                                      91,373                   268,765
   Other operating expenses                                                    3,763,250                   549,888
                                                                     ----------------------  ------------------------
   Total expenses                                                             11,169,874                11,468,998
                                                                     ----------------------  ------------------------

  Loss before income taxes                                                    (5,208,141)               (2,046,968)

     Income tax benefit                                                       (1,690,000)                 (877,000)
                                                                     ----------------------  ------------------------
   Net loss                                                                  $(3,518,141)             $ (1,169,968)
                                                                     ======================  ========================

   Basic net income (loss) per share                                              $(0.25)                   $(0.08)
   Diluted net income (loss) per share                                            $(0.25)                   $(0.08)
   Weighted average number of shares
         Basic                                                                14,241,837                14,055,086
         Diluted                                                              14,241,837                14,055,086

          See accompanying notes to consolidated financial statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For The Six Months Ended
                                                                                           June 30,
                                                                          --------------------------------------------
                                                                                  2002                   2001
                                                                          ---------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (3,926,017)         $ (1,973,092)
  Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                1,351,553               820,772
     Deferred rent                                                                       --               (96,178)
     Provision for bad debts                                                        155,705               506,536
      Deferred income tax provision (benefit)                                            --                61,999
   Changes in assets and liabilities:
     Cash segregated under federal and other regulations                        (68,312,936)          (13,352,073)
     Receivable from broker-dealers and clearing organizations                   38,835,498          (113,652,249)
     Receivable from customers                                                   14,715,505           105,038,410
     Other receivables                                                              666,627              (158,057)
     Securities owned                                                               417,764               (63,016)
     Clearing deposits                                                             (158,125)            1,310,234
     Other assets                                                                    17,766              (102,325)
     Payable to broker-dealers and clearing organizations                         8,846,319            20,749,498
     Payable to customers                                                         8,108,334             4,293,452
     Securities sold, not yet purchased                                            (789,544)              (19,011)
     Accounts payable and accrued liabilities                                       649,715            (3,041,802)
     Income taxes receivable                                                     (1,965,368)           (1,619,303)
                                                                          ---------------------- ---------------------
Net cash used in operating activities                                            (1,387,204)           (1,296,205)
                                                                          ---------------------- ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (180,398)             (698,431)
   Acquisitions of customer accounts                                             (1,312,019)           (2,510,000)
                                                                          ---------------------- ---------------------
Net cash used in investing activities                                            (1,492,417)           (3,208,431)
                                                                          ---------------------- ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                                      (420,000)             (504,000)
                                                                          ---------------------- ---------------------
Net cash used in financing activities                                              (420,000)             (504,000)
                                                                          ---------------------- ---------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (3,299,621)           (5,008,636)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                              6,694,332             8,004,000
                                                                          ---------------------- ---------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                   $3,394,711           $ 2,995,364
                                                                          ====================== =====================

          See accompanying notes to consolidated financial statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q

         In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. JB Oxford & Company ("JBOC"), a register securities broker-dealer, is the Company's most significant operating subsidiary. The accompanying financial information should be read in conjunction with the Company's 2001 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.

NOTE 2.  EARNINGS PER SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                  For The Six Months Ended       For The Three Months Ended
                                                         June 30,                         June 30,
                                                ----------------------------    ----------------------------
                                                    2002            2001            2002             2001
                                                ------------    ------------    ------------    ------------
BASIC EARNINGS PER SHARE:
   Net loss                                     $ (3,926,017)   $ (1,973,092)   $ (3,518,141)   $ (1,169,968)
                                                ------------    ------------    ------------    ------------
   Loss available to common stockholders
     (numerator)                                $ (3,926,017)   $ (1,973,092)   $ (3,518,141)   $ (1,169,968)
                                                ============    ============    ============    ============

   Weighted average common shares outstanding
     (denominator)                                14,102,415      14,055,086      14,241,837      14,055,086
                                                ============    ============    ============    ============
   Basic earnings per share                     $      (0.28)   $      (0.14)   $      (0.25)   $      (0.08)
                                                ============    ============    ============    ============

DILUTED EARNINGS PER SHARE:
   Net Loss                                     $ (3,926,017)   $ (1,973,092)   $ (3,518,141)   $ (1,169,968)
   Interest on convertible debentures, net of
     income tax                                           --              --              --              --
                                                ------------    ------------    ------------    ------------
   Loss available to common stockholders plus
     assumed conversions (numerator)            $ (3,926,017)   $ (1,973,092)   $ (3,518,141)   $ (1,169,968)
                                                ============    ============    ============    ============
   Weighted average common shares outstanding     14,102,415      14,055,086      14,241,837      14,055,086
   Weighted average options outstanding                   --              --              --              --
   Weighted average convertible debentures                --              --              --              --
   Stock acquired with proceeds                           --              --              --              --
                                                ------------    ------------    ------------    ------------
   Weighted average common shares and assumed
     conversions outstanding (denominator)        14,102,415      14,055,086      14,241,837      14,055,086
                                                ============    ============    ============    ============
   Diluted earnings per share                   $      (0.28)   $      (0.14)   $      (0.25)   $      (0.08)
                                                ============    ============    ============    ============

         The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions had been used, the fully diluted shares outstanding for the six months and quarter ended June 30, 2002 would have been 21,938,106 and 21,998,787, respectively.

         The options carry exercise prices ranging from $0.63 to $9.00 at June 30, 2002 and 2001. The options outstanding at June 30, 2002 expire at various dates through December 5, 2011.

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

         At June 30, 2002, JBOC had net capital of $12,260,868, which was 13.1% of aggregate debit items and $10,396,361 in excess of the minimum amount required. At December 31, 2001, JBOC had net capital of $18,975,361, which was 18.2% of aggregate debit items and $16,891,455 in excess of the minimum amount required.

NOTE 4. CONTINGENT LIABILITIES

         The Company and/or its subsidiaries are defendants in several lawsuits and arbitrations, the most significant of which follows:

         In May 2002, the staff of the Pacific Regional Office of the Securities and Exchange Commission informed JB Oxford Holdings and JB Oxford & Company (collectively, "JB Oxford") that the staff does not intend to recommend any enforcement action against JB Oxford arising out of the SEC investigation. JB Oxford had previously disclosed that it had entered into a tentative settlement of the SEC investigation with the SEC staff. Because the SEC staff has decided not to recommend any action against JB Oxford, the terms and conditions that had been a part of the proposed settlement will not be imposed. The staff's decision effectively closes the SEC's investigation into JB Oxford.

         Also in May 2002, the Company amended its agreement with the Los Angeles office of the United States Attorney's Office (the "USAO") extending the payment schedule for the balance owing under the settlement agreement. No payment will be made in fiscal year 2002, and the balance will be paid in equal annual installments of $500,000 in February 2003 and February 2004.

         The Company originally accrued payments to the USAO and SEC totaling approximately $3.0 million. Because the SEC investigation closed without action or monetary assessment, the amount accrued was reduced by approximately $1.0 million, reflected in the Company's first quarter 2002 earnings in other operating expenses.

         In August 2000, EBC Trust, as assignee and holder of two of the demand notes originally payable by the Company to Oeri Finance Inc., in the principal face amount of $1,939,375, filed to collect the amounts due under the notes as well as seek return of certain securities seized by the government. The Company filed an answer and asserted defenses to payment including, among other defenses, a right of set-off for certain expenses incurred by the Company in connection with the governmental investigation described above and related matters. In February 2002, the US District

Court, Central District of California, issued an Order granting the assignee's application for writ of pre-judgment attachment against the assets of JB Oxford Holdings, Inc. A final determination of these issues on the merits has yet to be made. The notes and underlying obligations have previously been disclosed by the Company and are recorded on the Company's balance sheet in notes payable in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q since the issuance of the notes in July 1997. The Company believes that it has valid defenses and set-offs to the claims and intends to vigorously defend itself, although no assurance can be given as to the outcome of this matter.

         In August 2002, JBOC, jointly and severally with several other unrelated respondents, has been ordered by an arbitration panel to pay an award of $3.0 million in an arbitration matter conducted before the National Association of Securities Dealers (NASD) Dispute Resolution.

         The arbitration matter, Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver v. Monroe Parker Securities, Inc., et al, was filed in September 1998 and JBOC's sole involvement was limited to being the clearing broker for Monroe Parker Securities, Inc. JBOC intends to appeal the decision. While JBOC believes that it has a good basis for appeal, there can be no assurance that it will be successful in overturning the arbitration award.

         This decision may also impact other litigation in which the Company is involved. As previously reported the Company has refused to pay approximately $1.9 million in promissory notes allegedly due EBC Trust and $1.0 million in subordinated debt allegedly due Oeri Finance, Inc., both of whom were named respondents in the Secured Equity Title matter and who the NASD ruled jointly and severally liable together with JBOC in the award. In its refusal to pay, the Company has asserted defenses and counterclaims, including a right of set-off related to other litigation, including the claims filed by Secured Equity. As stated above, the Company has previously recorded liabilities of approximately $2.9 million on its balance sheet in notes payable and will seek to offset these payables by any amount ultimately paid pursuant to the NASD award. However, there can be no assurance that the Company will be successful in obtaining an offset of these payables.

         While the $2.9 million notes payable has been reflected on its balance sheet since 1997, the Company had not previously reserved for this recent NASD ruling and accrued $3.0 million in the 2002 second quarter, which is included in other expenses, to reflect this decision.

NOTE 5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                          For the Six Months Ended June 30,
                                                                   -------------------------------------------------
                                                                            2002                      2001
                                                                        (Unaudited)               (Unaudited)
                                                                   -----------------------   -----------------------
  Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for:
          Interest                                                            $984,140                $5,248,374
          Income taxes                                                          58,308                    70,000


Common stock issued for acquisition of customer accounts in the amount of $896,000 for the six months ended June 30, 2002.



NOTE 6. ACQUISITION OF CUSTOMER ACCOUNTS

         During the quarter ended June 30, 2002, the Company acquired certain customer accounts from two securities broker dealers. The cost of these acquisitions have been included in other assets as an intangible asset. The Company is amortizing this intangible asset over four years, which is the estimated useful life.

NOTE 7. NOTES PAYABLE AND COMMITTED LINES

         The Company currently has outstanding a bank note payable in the amount of $2,320,000 as of June 30, 2002. The bank note payable carries an interest rate of prime plus 1%. Principal payments of $84,000, plus interest, are due monthly, with a balloon payment due on September 5, 2002. For the quarter ended June 30, 2002, the Company was not in compliance with the net worth covenants of its bank note payable agreement which require that the Company maintain net assets of at least $21 million. In the event that the Company is deemed to be in default of the covenants, the interest rate on the note will increase from Prime plus 1% to Prime plus 3%. To date, the Company has made all of its required payments under the bank note payable.

NOTE 8. SUBSEQUENT EVENTS

         The Company signed an agreement to purchase the customer accounts and website of a San Francisco based discount brokerage firm in June, 2002. Under the terms of the cash and stock transaction, JB Oxford & Company will acquire the firm's proprietary options trading software in addition to the right to service approximately $80 million in customer assets and 8,000 customer accounts located throughout the United States. This transaction is expected to close in the third quarter of 2002.

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

Discount and Electronic Brokerage Services

         JB Oxford provides a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. We continue to upgrade and improve our brokerage technologies in order to provide our customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to our trading capabilities, JB Oxford's Internet site (www.jboxford.com) provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information.

         We believe that the Company can recover from the volume declines in the market and grow our discount and electronic brokerage division into 2003, due in part to our ability to provide high quality, flexible, and customer-sensitive responses and services. We continually upgrade our computer systems and services within each of our divisions to utilize and take advantage of the most recent technological developments.

         Clearing and Execution Services

         JB Oxford is self-clearing and provides clearing and execution services to independent broker-dealers. The clearing business offers a high return on capital, and we believe that by careful selection and monitoring of JB Oxford's correspondents, this business segment will remain profitable.

         Market Making Activities

         In order to facilitate the execution of security transactions for our own customers and the customers of our correspondents, JB Oxford acts as a market maker for approximately 300 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The number of companies in which JB Oxford acts as a market maker fluctuates depending upon various factors, including trading volume and the number of employees in a trading capacity. Our market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. ("NASD") regarding best execution.

Results of Operations

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Revenues

         The Company's total revenues were $11,237,854 in the first half 2002, a decrease of 50% from $22,688,683 in the first half of 2001. The primary reason for the decrease was a decline in interest revenue of 55% to $4,320,926 in the current period from $9,658,455 in the first half of 2001. Additionally, commission revenue decreased 54% to $3,725,463 in the first half of 2002 from $8,020,364 in the first half of 2001. Trading profits decreased 67% to $741,988 in the first half of 2002 from $2,218,386 in the first half of 2001.

         Commission revenue decreased $4,294,901 or 54% to $3,725,463 in the first half 2002 compared with $8,020,364 in the first half of 2001. This decline is the direct result of the decline in trading volume, which is down 53% in the first half of 2002, compared with the first half of 2001. In the first half of 2002, the Company acquired approximately 17,000 active customer accounts from other broker dealers, as compared 11,000 accounts acquired in the first half of 2001. The Company has entered into a transaction to acquire additional accounts that will close in the third quarter of 2002. The Company intends to continue to look for opportunities to grow its business through acquisitions of accounts from compatible discount and on-line brokerage operations of other firms. There can be no assurance that the Company will complete any acquisitions in the future, or if completed, that they will be successful.

         Interest revenue decreased $5,337,529 or 55% to $4,320,926 in the first half 2002 compared with $9,658,455 in the first half of 2001. Net interest income decreased 26% to $3,171,369 in the first half 2002 from $4,302,482 in the first half 2001. The changes in interest revenue are consistent with the usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. The decline in margin balances has been the most significant factor for the decrease.

         Trading profits decreased 67% to $741,988 in the first half of 2002 from $2,218,386 in the first half of 2001. The decrease in trading profits resulted from a decrease in trading volume from the Company's discount and on-line brokerage operations. Volumes in the inventory accounts have decrease 57% in the first half of 2002 compared to the first half of 2001. Management anticipates trading profits will continue to track the volumes of the discount and on-line brokerage operation for 2002; however, management is also exploring new sources of order flow for the Company to utilize.

         Clearing and execution revenue decreased $360,291 or 15% to $1,975,130 in the first half of 2002 compared with $2,335,421 in the first half of 2001. The decrease reflects the decrease in correspondent trades cleared by the Company, and the trend tracks the overall volume trend of the Company.

Expenses

         Expenses totaled $17,063,871 in the first half of 2002, a decrease of 35% from $26,148,775 in the first half of 2001. This decrease in expenses is primarily a result of the decline in trading volume in the Company's discount and on-line brokerage divisions. The decrease also reflects the impact of cost containment measures taken by management during the past year. Many of the Company's expenses, including commission expense, interest expense, communications and data processing charges are directly related to commission revenue, interest revenue and trading revenue, which are all down from the first half of 2001. Data processing expense decreased 53% to $973,347 in the first half of 2002 from $2,076,716 in the first half of 2001. This decrease is the result of the decline in commission and trading volumes and the renegotiation of a data processing contract in the spring of 2001.

         The most significant increase in expense is in other expenses. Other expense increased $2,013,007 or 177% to $3,150,383 in the first half of 2002 from $1,137,376 in the first half of 2001. The Company accrued an arbitration award of $3 million that is included in other expenses. See Note 4 to the financial statements for more detailed information about the award.

         Employee compensation decreased by 40% in the first half of 2002 to $4,279,693 from $7,178,571 in the first half of 2001. This decrease is related to the reductions in work force and the decrease in commission paid to brokers. The Company has been replacing its commissioned sales force with a salaried sales force. Interest expense decreased 79% to $1,149,557 in the first half of 2002 from $5,355,973 in the first half of 2001. This decrease is in line with the interest revenue decrease discussed above.

         Promotional expense increased $239,620 or 27% to $1,126,024 in the first half of 2002 from $886,404 in the first half of 2001. Management has focused on more efficient means of advertising. The Company is currently running a print campaign with an estimated annual budget of $1,800,000. Management will continue advertising as a means of name branding while also looking to increase customer accounts through acquisitions.

         Management continues to examine ways to contain costs and improve efficiencies. The Company will continue to seek ways to cut costs and add revenues.

Quarter Ended June 30, 2002 Compared with Quarter Ended June 30, 2001

         The Company recorded a net loss of $3,518,141 for the quarter ended June 30, 2002. This compares with a net loss of $1,169,968 for the quarter ended June 30, 2001.

         Total revenues for the second quarter of 2002 were $5,961,733, a decrease of $3,460,297 or 37% from the comparable quarter of 2001 and an increase of $685,612 or 13% from the first quarter of 2002. Commission revenue decreased $1,632,472 or 49% during the second quarter of 2002 compared with the second quarter of 2001 and $326,421 or 16% from the first quarter of 2002, as trade volumes declined in the second quarter. These declining volumes also affected trading profits for the same periods.

         Clearing revenue increased $146,244 or 14% during the second quarter of 2002 compared with the second quarter of 2001, and $337,844 or 41% compared with the first quarter of 2002.

         Interest revenue decreased $1,648,266 or 41% to $2,418,353 from $4,066,619 for the second quarter of 2002 compared with the second quarter of 2001. Interest revenue increased $515,780 or 27% over the first quarter of 2002. Net interest income decreased $70,827 or 4% to $1,805,314 in the second quarter of 2002 from $1,876,141 in the second quarter of 2001. Net interest income increased $436,259 or 311% from the first quarter of 2002. The increase in the second quarter of 2002 is due in part to the company increasing its securities lending activities and investing the proceeds of the loans in higher yielding instruments.

         Total expenses for the second quarter of 2002 were $11,169,874, a decrease of $299,124 or 3% from the comparable quarter of 2001, and an increase of $5,275,877 or 90% from the first quarter of 2002. Interest expense decreased $1,577,439 or 72% during the second quarter of 2002 compared with the second quarter of 2001 and increased $76,521 or 14% compared with the first quarter of 2002. Interest costs decreased due to declining customer credit balances and lower interest rates, however, increased during the second quarter due to the increase in securities loaned.

         Employee compensation decreased $896,059 or 30% to $2,104,388 in the second quarter of 2002 from $3,000,447 during the second quarter of 2001, and $70,917 or 3% from the first quarter of 2002. Reductions in the company's workforce resulted in the reduced salary costs. Promotional costs increased $426,241 or 149% in the second quarter of 2002 compared with the second quarter of 2001, and increased $298,796 or 72% from the first quarter of 2002.

         Other expenses increased $3,213,362 or 584% in the second quarter of 2002 compared with the second quarter of 2001, and increased $4,376,117 or 714% from the first quarter of 2002. The increase over the prior periods primarily related to an arbitration award of $3.0 million that has been accrued. See Note 4 to the financial statements for more detailed information about the award.

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

         The majority of the Company's corporate assets at June 30, 2002, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 3, "Regulatory Requirements," to the financial statements for regulatory requirements of the Company.

         One measurement of the Company's liquidity is JBOC's excess net capital. During the most recent four fiscal quarters, JBOC's excess net capital has declined an average of approximately $2.5 million per quarter. The greatest decrease occurred during the second quarter of 2002, due primarily to the arbitration award rendered against JBOC, resulting in a $3.0 million reduction in excess net capital. See Note 4, "Contingent Liabilities," to the financial statements. If this trend continues, the Company's liquidity could further decrease and the Company may need to raise additional capital. If capital is raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company's existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company's common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to the Company.

         Notwithstanding this trend, the Company currently expects that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, if future positive cash flow is not realized, or expenses increase due to adverse results in legal or arbitration proceedings or for other unanticipated reasons, the Company may need to raise additional funds in order to expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities.

         The Company currently has outstanding a bank note payable in the amount of $2,320,000 as of June 30, 2002. The bank note payable carries an interest rate of prime plus 1%. Principal payments of $84,000, plus interest, are due monthly, with a balloon payment due on September 5, 2002. For the quarter ended June 30, 2002, the Company was not in compliance with the net worth covenants of its bank note payable agreement which require that the Company maintain net assets of at least $21 million. In the event that the Company is deemed to be in default of the covenants, the interest rate on the note will increase from Prime plus 1% to Prime plus 3%. To date, the Company has made all of its required payments under the bank note payable.

Liquidity at June 30, 2002

         The Company's cash position decreased during the first half of 2002 by $3,299,621 to $3,394,711. This compares with a net decrease in cash and cash equivalents of $5,008,636 in the first half of 2001. The fluctuation in the Company's cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

Cash Flows From Operating Activities

         Net cash used in operating activities was $1,387,204 for the first half of 2002, compared with cash of $1,296,205 used in operations during the first half of 2001. The Company's net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

         During the first half of 2002, the most significant source of cash was the decrease in receivables from broker-dealers and clearing organizations of $38,835,498 and a decrease in receivables from customers of $14,715,505. Increases in payables to broker-dealers and clearing organizations and payables to customers of $8,846,319 and 8,108,334 respectively provided cash from operations. These sources of cash were used to fund the increase in cash segregated under federal and other regulations of $68,312,936.

Cash Flows Used In Investing Activities

         The net cash used in investing activities during the first half of 2002 was $1,492,417 compared with $3,208,431 during the same period of 2001. The Company has invested cash of $1,312,019 during the first half of 2002 in acquiring customer accounts from other broker dealers, as compared to $2,510,000 used for the same purpose in the first half 2001. The remaining $180,398 of cash uses are a direct result of capital expenditures made by the Company during the first half of 2002 as compared with $698,431 for the first half of 2001. Incidental to its acquisition of customer assets, the Company has opened one additional office in Minneapolis, Minnesota and plans to open one additional office in San Francisco, California to accommodate the new regional base of customer accounts acquired. The Company presently has no plans to open additional offices and no significant commitments for capital expenditures. The Company continues to look for opportunities to grow its business through additional acquisition of customer accounts, and if additional acquisitions are made, the Company may expend its resources on such an investment.

Cash Flows From Financing Activities

         Financing activities used cash of $420,000 in the first half of 2002, compared with $504,000 cash provided by financing activities in the first half of 2001. The cash used was for the repayment of notes payable for both periods.

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

         You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading "Business Overview - Forward Looking Statements and Risk Factors" in our Form 10-K for the year ended December 31, 2001 before making an investment decision in the Company. These risks include, among others, the following:

o inability to generate positive cash flows and continuance of, or increased, negative cash flows;

o the significant demands on our resources as a result of our rapidly evolving business;

o lack of demand or market acceptance as a result of the market for discount and electronic brokerage services being at an early stage of development;

o        rapid and significant fluctuation in both value and volume of the U.S.
         securities markets;

o financial risks from our clearing operations that exceed the simple risk of loss of business if a correspondent fails;

o        delays in the introduction of new services and products;

o        increased competition;

o any adverse effect caused by or inability to comply with government and other regulation;

o        inability to meet net capital requirements;

o inability to successfully identify, fund or integrate future acquisitions;

o        inability to successfully integrate recent acquisitions;

o        inability to maintain network security and customer privacy;

o        continued decline in market activity and trade volume;

o        continued poor general economic and market conditions;

o        credit risks associated with customer margin accounts;

o        any adverse effects resulting from recent downsizing;

o        the adverse impact of decimalization;

o        significant loss of customers or inability to generate new customers;

o        systems failures;

o        stock price volatility;

o inability to successfully defend legal, arbitration and administrative proceedings;

o the impact on our liquidity if our excess net capital continues to decrease; and

o inability to maintain the listing of the Company's common stock on the Nasdaq SmallCap Market.

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

Interest Rate Sensitivity and Financial Instruments

         For its working capital and reserves that are required to be segregated under federal or other regulations, the Company invests primarily in U.S. Treasury back money market funds and bank certificates of deposit . These agreements have maturity dates ranging from one to 365 days and do not present a material interest rate risk.

Equity Price Risk

         JBOC acts as a market maker for approximately 300 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondents' clients. Market making may result in a concentration of securities, which may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

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

         In August 2002, JBOC, jointly and severally with several other unrelated respondents, has been ordered by an arbitration panel to pay an award of $3 million in an arbitration matter conducted before the National Association of Securities Dealers (NASD) Dispute Resolution.

         The arbitration matter, Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver v. Monroe Parker Securities, Inc., et al, was filed in September 1998 and JBOC's sole involvement was limited to being the clearing broker for Monroe Parker Securities, Inc. JBOC intends to appeal the decision. While JBOC believes that it has a good basis for appeal, there can be no assurance that it will be successful in overturning the arbitration award.

         This decision may also impact other litigation in which the Company is involved. As previously reported the Company has refused to pay approximately $2 million in promissory notes allegedly due EBC Trust and $1 million in subordinated debt allegedly due Oeri Finance, Inc., both of whom were named respondents in the Secured Equity Title matter and who the NASD ruled jointly and severally liable together with JBOC in the award. In its refusal to pay, the Company. has asserted defenses and counterclaims, including a right of set-off related to other litigation, including the claims filed by Secured Equity. As stated above, the Company has previously recorded liabilities of $3 million on its balance sheet in notes payable and will seek to offset these payables by any amount ultimately paid pursuant to the NASD award. However, there can be no assurance that the Company will be successful in obtaining an offset of these payables.

         While the $3 million notes payable is reflected on its balance sheet, the Company has not previously reserved for this recent NASD ruling and accrued $3 million in the 2002 second quarter, which is included in other operating expenses, to reflect this decision.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) 99.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         99.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) During the second quarter, the Company filed a Report on Form 8-K, dated June 28, 2002, reporting a change in the Company's certifying accountant.

         Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo

Michael J. Chiodo
Chief Financial Officer


August 14, 2002