Form 10-Q
period 2002-09-30
JB OXFORD HOLDINGS INC
filed 2002-11-14
CIK 816330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

| |         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

      Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 2002, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding 1,457,999.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       Sept 30, 2002          December 31,
                                                                        (Unaudited)              2001
                                                                       -------------         -------------
ASSETS:

  Cash and cash equivalents (including securities purchased
   under agreements to resell of $0 and $6,034,839)                     $  6,782,106         $  6,694,332

  Cash and cash equivalents segregated under federal and other regulations (including securities purchased under agreements
   to resell of $0 and $1,695,974)                                       173,086,602           79,399,917

  Receivable from broker-dealers and clearing organizations               14,207,813           52,368,663

  Receivable from customers (net of allowance for doubtful
   accounts of $2,677,470 and $2,625,178)                                 69,484,714          101,641,363

  Other receivables                                                        1,088,585            1,348,285

  Marketable securities owned - at market value                              974,465            1,352,840

  Related party notes receivable                                           2,500,000            2,500,000

  Furniture, equipment, and leasehold improvements (at cost -
   net of accumulated depreciation and amortization of
   $5,124,232 and $3,523,365)                                              3,100,877            3,310,758

  Income taxes receivable                                                  2,866,534            3,751,429

  Deferred income taxes                                                    1,470,058            1,470,058

  Clearing deposits                                                        4,366,756            5,199,277

  Intangible assets net of accumulated amortization of
   $1,123,650 and $313,750                                                 5,730,672            2,196,250

  Other assets                                                             1,206,911            1,206,245
                                                                        ------------         ------------

  TOTAL ASSETS                                                          $286,866,093         $262,439,417
                                                                        ============         ============

          See accompanying notes to consolidated financial statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            Sept 30, 2002          December 31,
                                                                             (Unaudited)               2001
                                                                           --------------         -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

   LIABILITIES:

     Payable to broker-dealers and clearing organizations                  $  44,557,116          $  51,334,581

     Payable to customers                                                    205,820,928            169,935,902

     Securities sold, not yet purchased - at market value                         13,463                846,585

     Accounts payable and accrued liabilities                                  9,499,355              6,491,471

     Loans from shareholders                                                   5,418,696              5,418,696

     Notes payable                                                             2,889,375              5,629,375
                                                                           -------------          -------------

   TOTAL LIABILITIES                                                         268,198,933            239,656,610
                                                                           -------------          -------------

   COMMITMENTS AND CONTINGENCIES (NOTE 4)

   SHAREHOLDERS' EQUITY:

     Common stock  ($.01 par value, 100,000,000 shares authorized;
      1,588,493 and 1,519,323 shares issued)                                      15,885                 15,193

     Additional paid-in capital                                               17,478,428             16,583,120

     Retained earnings                                                         3,792,075              8,803,722

     Treasury stock at cost, 130,494 shares                                   (2,619,228)            (2,619,228)
                                                                           -------------          -------------

   TOTAL SHAREHOLDERS' EQUITY                                                 18,667,160             22,782,807
                                                                           -------------          -------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 286,865,693          $ 262,439,417
                                                                           =============          =============

          See accompanying notes to consolidated financial statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For The Nine Months Ended
                                                 September 30,
                                         ------------------------------
                                             2002              2001
                                         ------------      ------------
REVENUES:
   Commissions                           $  5,629,757      $ 10,212,588
   Interest                                 6,202,683        12,970,423
   Trading profits                          1,036,232         2,404,686
   Clearing and execution                   3,103,571         3,104,366
   Other                                      757,646           584,325
                                         ------------      ------------
   Total revenues                          16,729,889        29,276,388
                                         ------------      ------------

EXPENSES:

   Employee compensation                    6,360,693         9,693,010
   Clearing and floor brokerage               714,063         1,541,858
   Communications                           2,064,649         3,642,121
   Occupancy and equipment                  3,846,852         4,192,302
   Interest                                 1,693,594         6,888,794
   Data processing charges                  1,635,648         2,680,964
   Professional services                    2,543,534         3,309,500
   Promotional                              1,194,312         1,076,954
   Bad debts                                   53,622           604,359
   Other operating expenses                 4,204,570         2,162,375
                                         ------------      ------------
   Total expenses                          24,311,537        35,792,237
                                         ------------      ------------
  Loss before income taxes                 (7,581,648)       (6,515,849)
     Income tax benefit                    (2,570,000)       (2,740,000)
                                         ------------      ------------

   Net loss                                (5,011,648)     $ (3,775,849)
                                         ============      ============
   Basic net loss per share              $      (3.51)     $      (2.69)
   Diluted net loss per share            $      (3.51)     $      (2.69)
   Weighted average number of shares
         Basic                              1,426,335         1,405,203
         Diluted                            1,426,335         1,405,203

          See accompanying notes to consolidated financial statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For The Three Months Ended
                                                  September 30,
                                           ---------------------------
                                              2002             2001
                                           ----------      -----------
REVENUES:
   Commissions                              1,904,294      $ 2,192,224
   Interest                                 1,881,757        3,311,968
   Trading profits                            294,244          186,300
   Clearing and execution                   1,128,441          768,945
   Other                                      283,299          128,268
                                           ----------      -----------
   Total revenues                           5,492,035        6,587,705
                                           ----------      -----------
EXPENSES:

   Employee compensation                    2,081,000        2,514,439
   Clearing and floor brokerage               303,400          417,851
   Communications                             638,076        1,124,678
   Occupancy and equipment                  1,150,683        1,352,494
   Interest                                   544,037        1,532,821
   Data processing charges                    662,301          604,248
   Professional services                      847,777          933,559
   Promotional                                 68,288          190,550
   Bad debts                                   18,175          167.689
   Other operating expenses                   933,929          805,133
                                           ----------      -----------
   Total expenses                           7,247,666        9,643,462
                                           ----------      -----------
  Loss before income taxes                 (1,755,631)      (3,055,757)

     Income tax benefit                      (670,000)      (1,253,000)
                                           ----------      -----------
   Net loss                                (1,085,631)     $(1,802,757)
                                           ==========      ===========

   Basic net income (loss) per share       $    (0.74)     $     (1.28)
   Diluted net income (loss) per share     $    (0.74)     $     (1.28)
   Weighted average number of shares
         Basic                              1,457,999        1,404,602
         Diluted                            1,457,999        1,404,602

          See accompanying notes to consolidated financial statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For The Nine Months Ended
                                                                           September 30,
                                                                   -------------------------------
                                                                       2002               2001
                                                                   ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (5,011,648)     $  (3,775,849)
  Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                    1,262,116          1,174,566
     Amortization of intangible assets                                  809,900            150,000
     Deferred rent                                                           --           (138,534)
     Provision for bad debts                                             53,622            604,359
      Deferred income tax provision                                          --             75,999
   Changes in assets and liabilities:
     Cash segregated under federal and other regulations            (93,686,685)       (26,733,961)
     Receivable from broker-dealers and clearing organizations       38,160,850        (15,150,049)
     Receivable from customers                                       32,103,027        162,219,834
     Other receivables                                                  259,700            (86,308)
     Marketable securities owned                                        378,375            (51,910)
     Clearing deposits                                                  832,521          1,834,256
     Other assets                                                          (667)            15,506
     Payable to broker-dealers and clearing organizations            (6,777,465)       (92,987,936)
     Payable to customers                                            35,885,026         (9,014,150)
     Securities sold, not yet purchased                                (833,122)           107,429
     Accounts payable and accrued liabilities                         3,007,884         (4,027,294)
     Income taxes receivable                                            884,895         (2,886,303)
                                                                   ------------      -------------
Net cash provided by operating activities                             7,328,330         11,329,655
                                                                   ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (1,052,235)          (913,043)
  Acquisitions of customer accounts                                  (3,448,321)        (2,510,000)
                                                                   ------------      -------------
Net cash used in investing activities                                (4,500,556)        (3,423,043)
                                                                   ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                        (2,740,000)          (672,000)
  Purchase of treasury stock                                                 --           (167,080)
                                                                   ------------      -------------
Net cash used in financing activities                                (2,740,000)          (839,080)
                                                                   ------------      -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                87,774          7,067,532
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                  6,694,332          8,004,000
                                                                   ------------      -------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                     $  6,782,106      $  15,071,532
                                                                   ============      =============

          See accompanying notes to consolidated financial statements.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q

      In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. JB Oxford & Company ("JBOC"), a registered securities broker-dealer, is the Company's most significant operating subsidiary. The accompanying financial information should be read in conjunction with the Company's 2001 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.

NOTE 2. EARNINGS PER SHARE

      The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation. The financial information presented herein has been retroactively adjusted to reflect the reverse stock split approved by the shareholders on October 4, 2002.

                                                     For The Nine Months Ended        For The Three Months Ended
                                                            September 30,                    September 30,
                                                       2002             2001             2002             2001
                                                  ------------      -----------      -----------      -----------
BASIC EARNINGS PER SHARE:
   Net loss                                       $ (5,011,648)     $(3,775,849)     $(1,085,631)     $(1,802,757)
                                                  ------------      -----------      -----------      -----------
   Loss available to common stockholders
     (numerator)                                  $ (5,011,648)     $(3,775,849)     $(1,085,631)     $(1,802,757)
                                                  ============      ===========      ===========      ===========
   Weighted average common shares
     outstanding (denominator)                       1,426,335        1,405,203        1,457,999        1,404,602
                                                  ============      ===========      ===========      ===========
   Basic earnings per share                       $      (3.51)     $     (2.69)     $     (0.74)     $     (1.28)
                                                  ============      ===========      ===========      ===========

DILUTED EARNINGS PER SHARE:
   Net Loss                                       $ (5,011,648)     $(3,775,849)     $(1,085,631)     $(1,802,757)
   Interest on convertible debentures, net of
     income tax                                             --               --               --               --
                                                  ------------      -----------      -----------      -----------
   Loss available to common stockholders
     plus assumed conversions (numerator)         $ (5,011,648)     $(3,775,849)     $(1,085,631)     $(1,802,757)
                                                  ============      ===========      ===========      ===========
   Weighted average common shares
     outstanding                                     1,426,335        1,405,203        1,457,999        1,404,602
   Weighted average options outstanding                     --               --               --               --
   Weighted average convertible debentures                  --               --               --               --
   Stock acquired with proceeds                             --               --               --               --
                                                  ------------      -----------      -----------      -----------
   Weighted average common shares and
     assumed conversions outstanding
     (denominator)                                   1,426,335        1,405,203        1,457,999        1,404,602
                                                  ============      ===========      ===========      ===========
   Diluted earnings per share                     $      (3.51)     $     (2.69)     $     (0.74)     $     (1.28)
                                                  ============      ===========      ===========      ===========

      The assumed conversions have been excluded in computing the diluted earnings per share. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive when there is a net loss for the period. If the assumed conversions had been used, the fully diluted shares outstanding for the nine months and quarter ended September 30, 2002 would have been 2,218,713 and 2,232,098, respectively.

      The options carry exercise prices ranging from $6.25 to $90.00 at September 30, 2002 and 2001. The options outstanding at September 30, 2002 expire at various dates through December 5, 2011.

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

      At September 30, 2002, JBOC had net capital of $11,019,295, which was 13.9% of aggregate debit items and $9,434,639 in excess of the minimum amount required. At December 31, 2001, JBOC had net capital of $18,975,361, which was 18.2% of aggregate debit items and $16,891,455 in excess of the minimum amount required.

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

      In July 2002, JBOC, jointly and severally with several other unrelated respondents, was ordered by an arbitration panel to pay an award of $3.0 million in an arbitration matter conducted before the National Association of Securities Dealers (NASD) Dispute Resolution. The Company accrued $3.0 million related to this matter in the second quarter of 2002. The arbitration matter, Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver v. Monroe Parker Securities, Inc., et al, was filed in September 1998 and JBOC's sole involvement was limited to being the clearing broker for Monroe Parker Securities, Inc. In November 2002, the Company entered into a tentative settlement agreement with Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver (the "Receiver"), resolving the pending litigation between the Company, its subsidiary JBOC and the Receiver.

NOTE 5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        For the Nine Months Ended Sept 30,
                                                        ----------------------------------
                                                              2002               2001
                                                          (Unaudited)        (Unaudited)
                                                          -----------        -----------
Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for:
        Interest                                          $1,622,087         $6,703,443
        Income taxes                                         330,308             70,000

Common stock issued for acquisition of customer accounts in the amount of $896,000 for the nine months ended September 30, 2002.

NOTE 6. ACQUISITION OF CUSTOMER ACCOUNTS

      During the nine months ended September 30, 2002, the Company acquired certain customer accounts from three securities broker dealers. The cost of these acquisitions is included in balance sheet as an intangible asset. The Company is amortizing this intangible asset over four years, which is the estimated useful life. Total amortization expense for 2002 and 2001, is $809,900 and $150,000, respectively. Estimated aggregate amortization expense for the five succeeding fiscal years is as follows:

              2003               $1,432,668
              2004                1,432,668
              2005                1,432,668
              2006                1,074,501
              2007                       --

NOTE 7. NOTES PAYABLE

      During the quarter ended September 30, 2002, the Company satisfied its bank note payable in the amount of $2,320,000.

NOTE 8. SUBSEQUENT EVENTS

      The Company signed an agreement to purchase the customer accounts and website of a San Francisco based discount brokerage firm in June 2002. Approximately 8,000 customer accounts, with approximately $80 million in customer assets, and the website were transferred to the Company in late-August 2002, and an initial payment was made to the seller.

      On October 4, 2002 the Company's shareholders approved a one for ten reverse stock split, which became effective on October 15, 2002. The financial information presented herein has been retroactively adjusted to reflect the reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

      Through our wholly-owned subsidiaries, we are engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. We are a fully integrated brokerage firm, providing retail brokerage services, clearing services and market making services to our customers. Our business is headquartered in Los Angeles and we have additional branches in New York, and Minneapolis.

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

      We believe that the Company can recover from the volume declines in the market and continue our discount and electronic brokerage division into 2003, due in part to our ability to provide high quality, flexible, and customer-sensitive responses and services. We continually upgrade our computer systems and services within each of our divisions to utilize and take advantage of the most recent technological developments.

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

Results of Operations

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Revenues

      The Company's total revenues were $16,729,889 in the first nine months of 2002, a decrease of 43% from $29,276,388 in the first nine months of 2001. The primary reason for the decrease was a decline in interest revenue of 52% to $6,202,683 in the current period from $12,970,423 in the first nine months of 2001. Additionally, commission revenue decreased 45% to $5,629,757 in the first nine months of 2002 from $10,212,588 in the first nine months of 2001. Trading profits decreased 57% to $1,036,232 in the first nine months of 2002 from $2,404,686 in the first nine months of 2001.

      Commission revenue decreased $4,582,831 or 45% to $5,629,757 in the first nine months of 2002 compared with $10,212,588 in the first nine months of 2001. This decline is the direct result of the decline in trading volume, which is down 44% in 2002, compared with the same period of 2001. In the first nine months of 2002, the Company acquired approximately 25,000 active customer accounts from other broker dealers, as compared 11,000 accounts acquired in the first nine months of 2001.

      The Company intends to continue to look for opportunities to grow its business through acquisitions of accounts from compatible discount and on-line brokerage operations of other firms. There can be no assurance that the Company will complete any acquisitions in the future, or if completed, that they will be successful.

      Interest revenue decreased $6,767,740 or 52% to $6,202,683 in the first nine months of 2002 compared with $12,970,423 in the first nine months of 2001. Net interest income decreased 26% to $4,509,089 in the first nine months of 2002 from $6,081,629 in the first nine months of 2001. The changes in interest revenue are consistent with the usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. The decline in margin balances has been the most significant factor for the decrease.

      Trading profits decreased 57% to $1,036,232 in the first nine months of 2002 from $2,404,686 in the first nine months of 2001. The decrease in trading profits resulted from a decrease in trading volume from the Company's discount and on-line brokerage operations. Volumes in the inventory accounts have decrease 50% in the first nine months of 2002 compared to the first nine months of 2001. Management anticipates trading profits will continue to track the volumes of the discount and on-line brokerage operation for 2002; however, management is also exploring new sources of order flow for the Company to utilize.

      Clearing and execution revenue decreased $795 or 0% to $3,103,571 in the first nine months of 2002 compared with $3,104,366 in the first nine months of 2001. There has been a decrease in the volume of trades for correspondent business, however this was offset by the increase in the average price charged by the Company. The increase in execution fees and order flow also offset the decline in trade volume.

Expenses

      Expenses totaled $24,311,537 in the first nine months of 2002, a decrease of 32% from $35,792,237 in the first nine months of 2001. This decrease in expenses is primarily a result of the decline in trading volume in the Company's discount and on-line brokerage divisions. The decrease also reflects the impact of cost containment measures taken by management during the past year. Many of the Company's expenses, including broker salaries, interest expense, communications and data processing charges are directly related to commission revenue, interest revenue and trading revenue, which are all down from the first nine months of 2001. Data processing expense decreased 39% to $1,635,648 in the first nine months of 2002 from $2,680,964 in the first nine months of 2001. This decrease is the result of the decline in customer retail and Company trading volumes and the renegotiation of a data processing contract in the spring of 2001.

      The most significant increase in expense is in other expenses. Other expense increased $2,042,195 or 94% to $4,204,570 in the first nine months of 2002 from $2,162,375 in the first half of 2001. The Company accrued an arbitration award of $3 million that is included in other expenses. See Note 4 to the financial statements for more detailed information about the award. Amortization of customer accounts is also include in other expenses. This amounted to $809,900 for the nine months ended September 30, 2002 as compare to $150,000 for the same period of 2001.

      Employee compensation decreased by 34% in the first nine months of 2002 to $6,360,693 from $9,693,010 in the first nine months of 2001. This decrease is related to the reductions in work force and the decrease in commission paid to brokers. The Company has replaced its commissioned sales force with a salaried sales force. Interest expense decreased 75% to $1,693,594 in the first nine months of 2002 from $6,888,794 in the first nine months of 2001. This decrease is in line with the interest revenue decrease discussed above.

      Promotional expense increased $117,358 or 11% to $1,194,312 in the first nine months of 2002 from $1,076,954 in the first nine months of 2001. Management has focused on more efficient means of advertising. The Company ran a print campaign early in the year, this campaign has been currently discontinued. Management will continue advertising as a means of name branding while also looking to increase customer accounts through acquisitions.

      Management continues to examine ways to contain costs and improve efficiencies. The Company will continue to seek ways to cut costs and add revenues.

Quarter Ended September 30, 2002 Compared with Quarter Ended September 30, 2001

      The Company recorded a net loss of $1,085,631 for the quarter ended September 30, 2002. This compares with a net loss of $1,802,757 for the quarter ended September 30, 2001.

      Total revenues for the third quarter of 2002 were $5,492,035, a decrease of $1,095,670 or 17% from the comparable quarter of 2001 and a decrease of $469,698 or 8% from the second quarter of 2002. Commission revenue decreased $287,930 or 13% during the third quarter of 2002 compared with the third quarter of 2001 while it increase $204,773 or 12% from the second quarter of 2002. The changes in commission revenue track the volume of the respective periods.

      Clearing revenue increased $359,496 or 47% during the third quarter of 2002 compared with the third quarter of 2001, while it decreased $28,046 or 2% compared with the second quarter of 2002.

      Interest revenue decreased $1,430,211 or 43% to $1,881,757 from $3,311,968 for the third quarter of 2002 compared with the third quarter of 2001. Interest revenue decreased $536,596 or 22% from the second quarter of 2002. Net interest income decreased $441,427 or 25% to $1,337,720 in the third quarter of 2002 from $1,779,147 in the third quarter of 2001. Net interest income decreased $467,594 or 26% from the second quarter of 2002.

      Total expenses for the third quarter of 2002 were $7,247,666, a decrease of $2,395,796 or 25% from the comparable quarter of 2001, and an decrease of $3,922,208 or 35% from the second quarter of 2002. Interest expense decreased $988,784 or 65% during the third quarter of 2002 compared with the third quarter of 2001 and decreased $69,002 or 11% compared with the second quarter of 2002. Interest costs decreased due to declining customer credit and stock loan balances, and lower interest rates.

      Employee compensation decreased $433,439 or 17% to $2,081,000 in the third quarter of 2002 from $2,514,439 during the third quarter of 2001, and $23,388 or 1% from the second quarter of 2002. Reductions in the company's workforce resulted in the reduced salary costs. Promotional costs decreased $122,262 or 64% in the third quarter of 2002 compared with the third quarter of 2001, and $644,122 or 90% from the second quarter of 2002.

      Other expenses increased $128,796 or 16% in the third quarter of 2002 compared with the third quarter of 2001, and decreased $2,885,247 or 49% from the second quarter of 2002. The decrease from the second quarter of 2002 relates to an arbitration award of $3.0 million that has been accrued. See Note 4 to the financial statements for more detailed information about the award.

Liquidity and Capital Resources

      The Company finances its operations through the use of funds generated from the business of its subsidiaries, mainly JBOC. Additionally, JBOC has established omnibus/financing accounts and lines of revolving credit with other broker-dealers and banking institutions. Further, the Company has available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates. Certain of these credit facilities are subject to financial covenants and restrictions, which could limit the amount the Company could borrow at any given time in the event of changes in financial ratios and continuing losses.

      The majority of the Company's corporate assets at September 30, 2002, were held by its subsidiary, JBOC, and consisted of cash or assets readily convertible to cash. The Company's statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 3, "Regulatory Requirements," to the financial statements for regulatory requirements of the Company.

      One measurement of the Company's liquidity is JBOC's excess net capital. (See Note 3. Regulatory Requirements.) During the most recent four fiscal quarters, JBOC's excess net capital has declined an average of approximately $2.5 million per quarter. The greatest decrease occurred during the second quarter of 2002, due primarily to the arbitration award rendered against JBOC, resulting in a $3.0 million reduction in excess net capital. See Note 4, "Contingent Liabilities," to the financial statements. If this trend continues, the Company's liquidity could further decrease and the Company will need to raise additional capital. If capital is raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company's existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company's common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to the Company.

      Notwithstanding this trend, the Company currently expects that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, if future positive cash flow is not realized, or expenses increase due to adverse results in legal or arbitration proceedings or for other unanticipated reasons, the Company will need to raise additional funds in order to continue or expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities.

      The Company satisfied the bank note payable in the amount of $2,320,000 during the quarter ended September 30, 2002.

Liquidity at September 30, 2002

      The Company's cash position increased during the first nine months of 2002 by $87,774 to $6,782,106. This compares with a net increase in cash and cash equivalents of $7,067,532 in the first nine months of 2001. The fluctuation in the Company's cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

Cash Flows From Operating Activities

      Net cash provided by operating activities was $7,328,330 for the first nine months of 2002, compared with cash of $11,329,655 provided by operations during the first nine months of 2001. The Company's net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

      During the first nine months of 2002, the most significant source of cash was the decrease in receivables from broker-dealers and clearing organizations of $38,160,850 and a decrease in receivables from customers of $32,103,027. Additionally, an increase in payables payables to customers of $35,885,026 provided cash from operations. These sources of cash were used to fund the increase in cash segregated under federal and other regulations of $93,686,685 and the decrease in payables to broker-dealers and clearing organizations of $6,777,465.

Cash Flows Used In Investing Activities

      The net cash used in investing activities during the first nine months of 2002 was $4,500,556 compared with $3,423,043 during the same period of 2001. The Company has invested cash of $3,448,321 during the first nine months of 2002 in acquiring customer accounts from other broker dealers, as compared to $2,510,000 used for the same purpose in the first half 2001. The remaining $1,052,235 of cash uses are a direct result of capital expenditures made by the Company during the first half of 2002 as compared with $913,043 for the first nine months of 2001. Incidental to its acquisition of customer assets, the Company has opened one additional office in Minneapolis, Minnesota and plans to open one additional office in San Francisco, California to accommodate the new regional base of customer accounts acquired. The Company presently has no plans to open additional offices and no significant commitments for capital expenditures. In addition, the Company exercised its option on an early termination right for its Miami office, thereby ending its lease obligation in March 2003. The Company continues to look for opportunities to grow its business through additional acquisition of customer accounts, and if additional acquisitions are made, the Company may expend its resources on such an investment.

Cash Flows From Financing Activities

      Financing activities used cash of $2,740,000 in the first nine months of 2002, compared with cash used of $839,080 by financing activities in the first nine months of 2001. The cash used was for the repayment of notes payable the period ended in 2002. Cash of $672,000 was used for the repayment of notes payable and $167,080 for the purchase of treasury stock in the period ended 2001.

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

- inability to successfully identify, consummate, fund or integrate future acquisitions;

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

-     systems failures;

-     stock price volatility;

- inability to successfully defend legal, arbitration and administrative proceedings;

- the impact of any inability to repay our secured convertible notes to Third Capital Partners, LLC or otherwise obtain an extension of time for repayment

- the impact on our liquidity if our excess net capital continues to decrease; and

- inability to maintain the listing of the Company's common stock on the Nasdaq Small Cap Market.

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

ITEM 4. CONTROLS AND PROCEDURES

      Based on their most recent review, which was completed within 90 days of the filing of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

      In August 2002, JBOC, jointly and severally with several other unrelated respondents, has been ordered by an arbitration panel to pay an award of $3.0 million in an arbitration matter conducted before the National Association of Securities Dealers (NASD) Dispute Resolution. The Company accrued $3.0 million related to this matter in the second quarter of 2002. The arbitration matter, Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver v. Monroe Parker Securities, Inc., et al, was filed in September 1998 and JBOC's sole involvement was limited to being the clearing broker for Monroe Parker Securities, Inc. The Company has entered into a tentative settlement agreement Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver (the "Receiver"), resolving the pending litigation between the Company, its subsidiary JBOC and the Receiver

      This matter may also impact other litigation in which the Company is involved. As previously reported the Company has refused to pay approximately $1.9 million in promissory notes allegedly due EBC Trust and $1.0 million in subordinated debt allegedly due Oeri Finance, Inc., both of whom were named respondents in the Secured Equity Title matter and who the NASD ruled jointly and severally liable together with JBOC in the award. In its refusal to pay, the Company has asserted defenses and counterclaims, including a right of set-off related to other litigation, including the claims settled with Secured Equity. As stated above, the Company has previously recorded liabilities of approximately $2.9 million on its balance sheet in notes payable and will seek to offset these payables by any amount ultimately paid pursuant to the NASD award. However, there can be no assurance that the Company will be successful in obtaining an offset of these payables.

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

ITEM 5. OTHER INFORMATION

      On October 4, 2002 the Company's shareholders approved a one for ten reverse stock split which became effective on October 15, 2002.

      On August 13, 2002, the Company received notice from Nasdaq warning that the Company's common stock failed to comply with the Nasdaq Small Cap rules for continued listing as a result of closing below the $1.00 minimum bid price requirement for the prior 30 consecutive trading days. The Company was given 180 calendar days, or until February 23, 2002, to regain compliance. On October 28, 2002, the Company regained compliance with the minimum bid price requirement when the bid price of the Company's common stock reached at least $1.00 for 10 consecutive trading days. The Company was notified by the Nasdaq that it had regained compliance by letter dated October 29, 2002.

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

JB Oxford Holdings, Inc.


/s/ Michael J. Chiodo

Michael J. Chiodo
Chief Financial Officer

November 12, 2002

                  CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER
                    AND PRINCIPAL FINANCIAL OFFICER REQUIRED
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

      I, Christopher L. Jarratt, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of JB Oxford Holdings, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 12, 2002                By: /s/ Christopher L. Jarratt
                                            ------------------------------------
                                            Christopher L. Jarratt
                                            Chief Executive Officer

      I, Michael J. Chiodo, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of JB Oxford Holdings, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 12, 2002                By: /s/ Michael J. Chiodo
                                            ------------------------------------
                                            Michael J. Chiodo
                                            Chief Financial Officer