Form 10-K
period 2002-12-31
JB OXFORD HOLDINGS INC
filed 2003-04-15
CIK 816330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 3l, 2002

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number 0-16240

                            JB Oxford Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 UTAH                                      95-4099866
                 ----                                      ----------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

9665 Wilshire Blvd., Suite 300  Beverly Hills, California           90212
--------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (310) 777-8888

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                              Name of each exchange on
     Title of each class                         which registered
     -------------------                         ----------------
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant at March 18, 2003 was approximately $3,403,437 computed based on the average bid and asked prices of the stock as of March 18, 2003.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,589,939 shares outstanding at March 18, 2003.

      Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the 2003 annual meeting, which will be filed on or before 120 days after December 31, 2002, are incorporated by reference into
Part III, Items 10 - 13 of this Form 10-K.

                                     PART I


Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of JB Oxford Holdings, Inc. and subsidiaries to be materially different from any future results, performance, or achievements, expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed below in "Item 1. Business Overview - Forward-Looking Statements and Risk Factors." We assume no obligation to update or revise the forward-looking statement or risks and uncertainties to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 1. Business

Overview

Through our wholly-owned subsidiaries, we are engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. We are a fully integrated brokerage firm, providing retail brokerage services, clearing services and market making services to our customers.

We were incorporated in Delaware on March 31, 1987, and completed our initial public offering in September 1987. We changed our state of incorporation to Utah in 1990. Our business is headquartered in Beverly Hills, California and we currently operate additional offices in New York, New York and Minneapolis, Minnesota.

Our primary subsidiary is JB Oxford & Company ("JB Oxford"). JB Oxford is a registered broker-dealer offering the following services: (i) providing discount and electronic brokerage services to the investing public; (ii) providing clearing and execution services to independent broker-dealers ("correspondents") on a fully-disclosed basis; and (iii) acting as a market maker in stocks traded on NASDAQ National Market System and other national exchanges. For 2002, our consolidated revenues were $22,387,879, which consisted primarily of commission and interest income from discount and electronic brokerage division.

Our principal executive offices are located at 9665 Wilshire Boulevard, Suite 300, Beverly Hills, California 90212 and our telephone number at such address is
(310) 777-8888. Our Internet address is www.jboxford.com and we make our filings with the Securities and Exchange Commission available from our website free of charge.

Discount and Electronic Brokerage Services

In 1994, we began our strategy of providing retail investors a full line of brokerage services at discount prices. This strategy proved successful as few brokerage firms provided brokerage services at discount prices at that time. We were able to capitalize on this early position by providing customer service and attention comparable to that offered by larger full-service brokerage firms charging higher fees. Today, JB Oxford offers a full line of products and services to customers, which includes the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. JB Oxford customers are offered the choice of being assigned a personal account representative or calling directly our trading desk for order placement and account information. The marketing strategy implemented in recent years emphasizes this higher level of service compared to other discount brokerages.

In 1995, in order to continue our commitment to providing a full line of brokerage services to our customers, we began providing electronic brokerage services. These services initially included computer trading through a dial-up networking connection and automated telephonic trading services. Since that time, we made many improvements to these services, including the launch of Internet trading in 1996. Through 2002, we continued to upgrade and improve our electronic brokerage technologies in order to provide our customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to our trading capabilities, our Internet site (www.jboxford.com) currently provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information. To further enhance our brokerage services, JB Oxford began offering extended trading hours to its customers, allowing the placement of limit order trades (authorizing the purchase or sale of stock at a specified price or better) 45 minutes before and after traditional market hours.

In early 2002, we redesigned our web site at www.jboxford.com to include an upgraded navigational scheme and richer financial content. The JB Oxford trading site provides integration of charts, market quotes, company research, customer account information such as cash balances and portfolio balances, and includes bond and mutual fund trading. Our online trading and electronic financial services include online bill payment and free ATM/check card for customers maintaining a minimum account balance. We are one of the few discount brokerages to also offer online bond trading service to customers.

We also cater to customers within niche markets by providing services that address the particular needs of these customer bases. Examples of these markets include our efforts to develop divisions that cater specifically to Asian, Latin American and European customers. We serve the needs of the Asian American community and the Latin American community through our offices in Los Angeles and New York. We provide discount brokerage services throughout Europe from our New York office. These niche-marketing efforts initially began as an outgrowth of our commitment to meeting the needs of our domestic U.S. customers, such as providing account representatives who are fluent in a customer's preferred language. With the growth in the electronic delivery of financial services, it is becoming economically feasible to provide these services to both domestic and international customers using the Internet. Currently we provide a link on our web site to allow customers to access their accounts and conduct online trading in Chinese. These markets did not constitute a material portion of our business in 2002. We intend to continue this niche marketing strategy in 2003.

Clearing and Execution Services

JB Oxford is self-clearing and as of March 19, 2003, provided clearing and execution services for 15 correspondents. The clearing business offers a potential high return on capital, and management believes by careful selection and monitoring of its correspondents, this business can remain profitable. We continue to look for opportunities to selectively add new correspondents, in an effort to replace clearing business that has been lost through attrition and decreasing market volumes. In 2002, JB Oxford commenced clearing services for one new correspondent.

The clearing relationship involves the sharing of broker-dealer responsibilities between the introducing broker and the clearing broker. JB Oxford's correspondents (i.e., introducing brokers) are responsible for all customer relationships, including customer contact, opening customer accounts, determining customer suitability, placing customer orders, and responding to customer inquiries. JB Oxford, acting as the clearing broker, generally provides clearing services including the receipt, confirmation, settlement, delivery and record-keeping functions involved in securities transactions as well as providing back office functions such as: maintaining customer accounts; extending credit (in a margin account) to the customer; settling security transactions with the Depository Trust Clearing Corporation ("DTCC"); preparing customer trade confirmations and statements; performing certain cashiering and safe keeping functions;
transmitting tax information to the customer and tax authorities; forwarding proxies and other shareholder information to customers; and similar activities.

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

There are inherent risks in operating as a clearing agent. See "Risk Factors" below. Since JB Oxford makes loans to customers collateralized by customer securities, JB Oxford incurs the risk of market decline that could reduce the value of the customer's underlying collateral securities below the customer's loan amount. For this reason, credit exposure must be monitored and actions must be taken on a timely basis to mitigate and minimize JB Oxford's exposure to these risks. JB Oxford mitigates its credit exposure by monitoring the adequacy of collateral from both individual customers and correspondents. Additionally, JB Oxford is subject to the margin rules established by the Board of Governors of the Federal Reserve System and the NASD.

Acting as a clearing agent in the securities business requires both working capital and capital for regulatory requirements. See "Net Capital Requirements" below, for a more extensive discussion of capital requirements.

Market Making Activities

In order to facilitate the execution of security transactions for its own customers and the customers of its correspondents, JB Oxford acts as a market maker for approximately 300 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The number of companies for which we act as a market maker fluctuates depending upon various factors, including trading volume and the number of employees acting in a trading capacity.

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

Interest Income

We derive a portion of our income from interest generated on the margin accounts of our customers and, to a lesser extent, those of our correspondents. A margin account allows the customer to deposit less than the full cost of the security purchased while we lend the balance of the purchase price to the customer, secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions generally ranging from 0.25% below to 2.75% above the broker call rate, which is the rate at which brokers can generally obtain financing using margined and firm owned securities as collateral. As of December 31, 2002, the total of all debit balances held in active margin accounts was approximately $80 million. We finance our margin lending business primarily through customer free credit balances, stock loan and existing credit lines with commercial lenders.

Pursuant to written agreements with customers, broker-dealers are permitted by the SEC's regulations to lend customer securities held as collateral in margin accounts. Customer free credit balances were approximately $186 million as of December 31, 2002. These credit balances are available to finance customer margin balances subject to the requirements of SEC rules. We also utilize stock loan arrangements with other broker dealers to finance customer debit balances.

In addition to the above financing, JB Oxford has established committed lines of
revolving  credit  with  banking  institutions   approximating  $25,000,000  and
uncommitted lines with broker dealers based upon available loan collateral.

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

A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with Rule 15c3-1 could require intensive use of capital and could limit JB Oxford's ability to pay dividends to us, which in turn could limit our ability to pay dividends to our shareholders. Failure to comply with Rule 15c3-1 could require us to infuse additional capital into JB Oxford, could limit our ability to pay our debts and/or interest obligations, and may subject JB Oxford to certain restrictions that may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that we cannot or elect not to infuse the additional capital or otherwise bring JB Oxford into compliance, JB Oxford would ultimately be forced to cease operations. See "Risk Factors" above.

JB Oxford has elected to use the alternative method permitted by Rule 15c3-1, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 2002, JB Oxford had net capital of $9,452,719, which was $7,656,245 in excess of the minimum amount required. At December 31, 2001, JB Oxford had net capital of $18,975,361, which was $16,891,455 in excess of the minimum amount required.

Competition

The market for discount and electronic brokerage services is rapidly evolving and intensely competitive. We face direct competition from firms offering discount and electronic brokerage services such as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., Waterhouse Securities, Inc., Ameritrade, Inc. (a subsidiary of Ameritrade Holding Corporation), and E*TRADE Group, Inc. We also encounter competition from established full commission brokerage firms such as UBS PaineWebber, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Solomon Smith Barney, Inc., among other traditional firms, which typically also offer their customers on-line services. In addition, we compete with financial institutions, mutual fund sponsors and other organizations. Further, the industry is currently undergoing consolidation, which may strengthen our competitors and this trend is expected to continue.

Employees

As of March 19, 2003, we had approximately 106 employees. Beginning in January 2001 and continuing into 2003, we have reduced our workforce by approximately 62% due to market slowdown and reduction in transaction volume. As demand for our products and services increases in the future, we expect to need to correspondingly increase our personnel and there can be no assurance that we will be able to hire and retain qualified personnel.

Forward-Looking Statements and Risk Factors

You should carefully consider the risks described below before making an investment decision in our securities. The risks and uncertainties described below are not the only ones we face and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. The forward-looking statements described below and elsewhere in this document involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

We Have Incurred Operating Losses in the Past and May incur Future Operating Losses.

We incurred a net operating losses of approximately $11 million for the year ended December 31, 2002, and approximately $9 million in 2001. As direct result of the downturn in the U.S. securities markets that began in early 2000 and still continues, we have suffered a significant reduction in transaction volume, and consequently revenues. We continue to implement cost containment measures that have reduced our expenses. However, we cannot assure you that our negative cash flow and net losses from operations will not continue or increase for the foreseeable future. If we continue to incur losses and negative cash flow we may need additional capital to fund working capital and cash flow deficits. There can be no assurance that such capital will be available to us, or if available, on terms that are not substantially dilutive to existing shareholders. Additionally, we could lose our stock loan lines and committed lines of credit, which would greatly restrict our ability to finance our operations. Although we were profitable in 2000, we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

Our Business is Adversely Affected by Downturns in the U.S. Securities Markets.

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have fluctuated considerably and a downturn in these markets has adversely affected our operating results. In October 1987 and October 1998, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have resulted in reduced transaction revenues. In March 2000, the stock market entered into a protracted down-trend, resulting in reduced transaction volume, and consequently, revenues. In 2001, the stock markets were closed for four (4) days as a result of the events of September 11, which had a negative impact on our revenues. In 2002, low trading volume and financial losses continued. If the current war in Iraq and any significant acts of terrorism continue to impact the U.S. financial markets, it could have a material adverse effect on our business, financial condition and operating results. When trading volume is low, our profitability is likely to be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

Demand and Market Acceptance for Our Services Are Subject to a High Level of Uncertainty.

The market for discount and electronic brokerage services, particularly over the Internet, is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. Much of our growth will depend on consumers adopting the Internet as a method of doing business. The Internet could lose its viability due to slow development or adoption of standards and protocols to handle increased activity, or due to increased governmental regulation. Moreover, several key issues including security, reliability, cost, ease of use, accessibility and quality of service continue to be concerns and may negatively affect the growth of Internet use or commerce on the Internet.

We are Exposed to Certain Credit Risks with Our Customers.

We sometimes allow customers to purchase securities on margin, therefore we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining and the value of the collateral we hold falls below the amount of a customer's indebtedness. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. If such losses are significant, it could have a material adverse effect on our business, financial condition and operating results.

Our Clearing Operations Expose Us to Losses Beyond the Loss of Business.

Our clearing operations expose us to risks that exceed the simple risk of loss of business due to loss of retail customers or correspondents. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business. If the correspondent fails, possible losses include its obligations to customers and other third parties, and any losses in the correspondent's own trading accounts. We have established procedures to review a correspondent's own customer and firm accounts and activities in an effort to prevent such losses if a correspondent fails but there can be no assurance that such procedures will be effective in every case. Any such losses could have a material adverse effect on our business, financial condition and operating results.

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


Our Plans to Expand Through Acquisitions of Other Companies May Have A Material Adverse Effect on Our Business.

During 2001 and 2002, we acquired approximately 35,800 customer accounts from six other broker-dealers at a total cost of $6,872,689 and we plan to continue to expand our business through strategic acquisitions. Our industry is currently undergoing consolidation and there is intensive competition for acquisitions, which may make acquisitions increasingly expensive. Any lack of capital for additional acquisitions may limit our ability to grow. We will be competing for acquisition opportunities with entities that have greater resources than we do and we plan on using our previously authorized, unissued common stock as consideration,  which may limit our  opportunities.  Any  issuance of our equity securities in acquisitions will have a dilutive effect on our current shareholders. We cannot assure you that we will be able to successfully identify, negotiate and consummate suitable acquisitions. In addition, there can be no assurance that any such acquisitions will generate profits. Furthermore, completed acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, assumption of unknown material liabilities, amortization of acquired intangible assets and potential loss of key employees and customers of acquired companies. We have limited experience in assimilating acquired organizations into our operations. We cannot assure you that we will be able to integrate successfully any operations, personnel, services or products that might be acquired in the future. Our failure to successfully complete and assimilate acquisitions could have a material adverse effect on our business, financial condition and operating results.

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

The Trading Price of Our Common Stock has Been and May Continue to be Subject to Wide Fluctuations.

During the twelve months ended December 31, 2002, our common stock closed as low as $1.60 and as high as $21.50 (all prices have been adjusted to reflect the one for ten reverse stock split which was effective October 15, 2002). Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by our company or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may consider comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet related companies in particular, have experienced extreme volatility that has often been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Your Interests as a Stockholder May Conflict with Our Controlling Shareholders, Our Chief Executive Officer and Our President.

Our executive officers, directors and principal shareholders beneficially own approximately 58% of our outstanding common stock, including shares issuable upon conversion of certain debt. As a result, our controlling shareholders have the power to control or direct our business affairs including matters requiring stockholder approval. This concentration of ownership could effectively delay, defer or prevent a change in control or other significant corporate transactions that might give you the opportunity to realize a premium over our then prevailing stock price. In addition, various conflicts of interest may arise in the future as a result of our relationship with Third Capital Partners, LLC, ("Third Capital Partners"), a company controlled by our Chief Executive Officer and our President who also serve on our Board of Directors. Serving us as an officer and director as well as Third Capital Partners could result in our Chief Executive Officer and our President being placed in a conflict of interest should they have to make decisions which have materially different implications for us and for Third Capital Partners. Third Capital Partners receives management fees from us, which could influence decisions. In addition, Third Capital Partners is the beneficial owner of the aggregate principal sum of $5,418,696 of our 9% Secured Convertible Notes (the "Notes"). Third Capital Partners has extended the due date of the Notes from time to time but there can be no assurance that they will continue to do so in the future. Our inability to repay the Notes or otherwise obtain an extension from Third Capital Partners could have a material adverse effect on our financial condition.

The Loss of Certain Key Executive Officers Could Harm Our Business.

Our success is substantially dependent upon the continuing services of certain key executive officers, especially our Chief Executive Officer and our President. We do not have written employment agreements with our key executive officers and do not maintain "key person" life insurance on any of our executive officers. There can be no assurance that any of our executive officers will continue to work for us nor can there be any assurance that upon ceasing to work for us they will not compete against us. The loss of our Chief Executive Officer or President could have a material adverse effect on our business, financial condition and results of operations. Our Shareholder Rights Plan and the Ability of Our Board of Directors to Issue Preferred Stock Could Deter Takeover Bids Even if Those Bids are in the Shareholders' Best Interests.

We adopted a shareholder rights plan designed to encourage parties seeking to acquire us to negotiate with and seek the approval of our Board of Directors. In addition, we have 10,000,000 shares of authorized preferred stock, of which 9,800,000 remain available for issuance to third parties selected by management. Our shareholder rights plan and the ability of our Board of Directors to establish the terms and provisions of different series of preferred stock could discourage unsolicited takeover bids from third parties even if those bids are in the shareholders' best interests.

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

We May Be Unable to Hire and Retain Skilled Personnel.

The success of our business is dependent upon having adequate levels of personnel with experience in the computer and brokerage business as well as persons with the necessary broker-dealer licenses. As a result of the prolonged market downturn, we have reduced our personnel by approximately 55% since January 2001 and in the event that there is a significant increase in demand for our products and services in the future we may not have adequate personnel to handle the demand which could have a material adverse effect on our business, financial condition and operating results. Further, there can be no assurance that we can retain our existing personnel especially those whose stock options are largely underwater and might have little long-term incentive to stay with us. We expect competition for qualified personnel to be intense in the event of a sustained upswing in the stock markets and there can be no assurance that we will be able to hire or retain skilled or licensed personnel to meet any increased demand.

You may be unable to recover damages from Arthur Andersen LLP in the event financial information audited by Arthur Andersen LLP included or incorporated in this Annual Report on Form 10-K and any of our other public filings is determined to contain false statements.

This Annual Report on Form 10-K, which includes the report of Arthur Andersen on our consolidated balance sheets as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended, is incorporated by reference into our previously filed Registration Statements, File No. 333-44234 on Form S-8 and File No. 333-71784 on Form S-4 (collectively, the "Registration Statements"). After reasonable efforts, we have been unable to obtain Arthur Andersen's consent to incorporate by reference into the Registration Statements its audit report with respect to the financial statements of the Company as of December 31, 2001 and the two years then ended. Under these circumstances, Rule 437(a) under the Securities Act of 1933, as amended, permits us to file this Form 10-K without such consent from Arthur Andersen. However, as a result, the absence of such consent may limit recovery by investors on certain claims, including the inability of investors to assert claims against Arthur Andersen under Section 11 of the Securities Act of 1933, as amended, for any untrue statements of a material fact contained, or any omissions to state a material fact required to be stated, in those audited financial statements. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen's provision of auditing and other services to us) may be limited as a practical matter due to recent events regarding Arthur Andersen.

Item 2. Properties

Our principal offices and the principal offices of JB Oxford are located at 9665 Wilshire Boulevard, 3rd Floor, Beverly Hills, California 90212. As of March 20, 2003, we lease or conduct our operations from, and have our administrative offices at, the following locations:

                       Location                  Area (Sq. Feet)         Principal Use                 Lease
                       --------                  ---------------         -------------                 -----
       9665 Wilshire Blvd., 3rd,  2nd, 5th and       27,240          Administration and        Expires Dec. 2010
       8th Floors, Beverly Hills, CA  90212                          Operations

       One Exchange Plaza, 19th Floor                 6,050          Operations                Expires Jun. 2006
       New York, NY  10006

       109 South Seventh Street, Suite 111            1,100          Operations                Expires Feb. 2008
       Minneapolis, MN  55402

       9601 Wilshire Blvd., Suite GF-3, Beverly       8,258          Operations                Expires Jun. 2004
       Hills, CA  90210


Our office, and the offices and facilities of our subsidiaries, are considered by management to be generally suitable and adequate for their intended purpose. With our reductions in force over the past two years, some of our office space has been vacated. We negotiated an early release from our former Miami office, and we have sublet our excess space in New York and Los Angeles.

Item 3. Legal Proceedings

         We and our subsidiaries are a party to a number of pending legal, arbitration or administrative proceedings incidental to our business, including customer brokerage transactions claims as well as matters related to our clearing services resulting from the failure of certain correspondents. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. To date, these proceedings have not had a material effect on our financial condition or results of operations. However, there can be no assurance that in future periods these proceedings will not have a material adverse effect on our financial condition or results of operations. Those proceedings that management believes may have a significant impact are described below.

         In August 2002, JBOC, jointly and severally with several other unrelated respondents, was ordered by an arbitration panel to pay an award of $3.0 million in an arbitration matter conducted before the National Association of Securities Dealers (NASD) Dispute Resolution. The arbitration matter, Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver v. Monroe Parker Securities, Inc., et al, was filed in September 1998 and JBOC's sole involvement was limited to being the clearing broker for Monroe Parker Securities, Inc. JBOC filed a motion to vacate the arbitration award. During the last quarter of 2002, we entered into a settlement agreement with Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver (the "Receiver"), settling all claims between the parties, and resolving all then-pending litigation between us, our subsidiary JBOC and the Receiver and we recorded a settlement expense in 2002.

         This matter may also impact other litigation in which we are involved. As previously reported we have refused to pay approximately $1.9 million in promissory notes allegedly due EBC Trust and $1.0 million in subordinated debt allegedly due Oeri Finance, Inc., both of whom were named respondents in the Secured Equity Title matter and who the NASD ruled jointly and severally liable together with JBOC in the award. In our refusal to pay, we have asserted defenses and counterclaims, including a right of set-off related to other litigation, including the claims settled with Secured Equity. In January 2003, the US District Court, Central District of California, reversed the Magistrate's Order granting the assignee's application for writ of pre-judgment attachment against the assets of JB Oxford Holdings, Inc. All assets previously held by the US Marshall's office were returned to JB Oxford Holdings, Inc. As stated above, we have previously recorded liabilities of approximately $2.9 million on our balance sheet in notes payable and will seek to offset these payables by any amount ultimately paid pursuant to the NASD award. However, there can be no assurance that we will be successful in obtaining an offset of these payables.

         See also Note 15 "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements, below.

Item 4. Submission Of Matters To A Vote Of Security Holders

         We held our 2002 annual meeting of shareholders on October 4, 2002. The following matters were submitted to a vote of stockholders at that meeting:

1. Our shareholders elected a Board of Directors to serve until the next annual stockholders' meeting, to be held in 2003. The following individuals were so elected: Christopher L. Jarratt, receiving 11,504,354 votes for election, 7 votes against and 1,476,705 abstentions; James G. Lewis, receiving 11,473,295 votes for election, 7 votes against and 1,507,764 abstentions; Mark D. Grossi, receiving 12,224,000 votes for election, no votes against and 757,066 abstentions; David G. Mahood, receiving 12,221,800 votes for election, no votes against and 759,266 abstentions; Terry N. Pefanis, receiving 12,222,080 votes for election, no votes against and 758,986 abstentions.

2. Our shareholders approved a one for ten reverse stock split of our common stock. The proposal was approved with 11,119,091 votes for the reverse stock split, 1,852,355 votes against and 9,620 abstensions.

3. Our shareholders ratified the appointment of Ernst & Young LLP as our independent public accountants for fiscal year ending December 31, 2002. The proposal was approved with 12,590,899 votes in favor of the appointment, 296,505 votes against and 93,662 abstentions.

                                     PART II

Item 5. Market for Registrant's Common Equity & Related Shareholder Matters

Our common stock is traded in the over-the-counter market with prices quoted on the NASD's Automated Quotation System SmallCap market ("NASDAQ") under the trading symbol "JBOH." Quotations given are from NASDAQ and represent prices between dealers exclusive of a retail mark-up, mark-down, or commission. They do not necessarily represent actual transactions. Prices have been retroactively adjusted to give effect to the 1 for 10 reverse stock split that was effected in 2002

                                          Stock Price and Dividend Data

                                                   Month Ended
                                              1-31-03        2-28-03
                                           --------------  -------------
    Price range of common stock
      High                                      $3.30          $2.74
      Low                                        2.32           2.15
      Close at end of period                     2.69           2.31

    ---------------------------------------------------------------------------------------------------
                                                                  Quarter Ended
                                              3-31-02        6-30-02         9-30-02       12-31-02
                                           --------------  -------------  -------------- --------------
    Price range of common stock
      High                                     $21.50         $15.20          $10.00          $4.83
      Low                                        9.90           7.50            2.60           1.60
      Close at end of period                    15.50          10.10            2.70           2.67

    ---------------------------------------------------------------------------------------------------
                                                                  Quarter Ended
                                              3-31-01        6-30-01         9-30-01       12-31-01
                                           --------------  -------------  -------------- --------------
    Price range of common stock
      High                                     $30.00         $21.50          $17.50         $13.80
      Low                                       11.50          10.00            7.50           8.70
      Close at end of period                    12.10          17.40           10.50          10.20
    ---------------------------------------------------------------------------------------------------


The number of record holders of our common stock as of March 19, 2003 was 321. We believe the number of beneficial holders of our common stock as of October 4, 2002, the most recent date for which this data is available to us, was approximately 10,100.

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

Sales of Unregistered Securities

In February 2003, we reported on Form 8-K that we had entered into a Note Extension Agreement whereby the maturity dates of our $3,418,696 Senior Secured Convertible Note and our $2,000,000 Secured Convertible Note, both held by Third Capital Partners, LLC, were extended for an additional year to December 31, 2003. As consideration for the extension, and to reflect the effect of the reverse split which occurred in October 2002, the conversion rate on the Notes was adjusted to $2.67 per share, which was the closing price of our common stock on the Nasdaq SmallCap Market on December 31, 2002. Under the adjusted conversion rate, the Notes are convertible into 2,029,474 shares of common stock. The issuance of the convertible notes was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

Item 6.           Selected Financial Data

The information set forth below should be read and reviewed in conjunction with the Management's Discussion and Analysis, consolidated financial statements, and related notes, included under Items 7 and 8 of this report. The historical results presented below are not necessarily indicative of future results.

                                             JB Oxford Holdings, Inc.
                                    Selected Consolidated Financial Information
                                   (Amounts in thousands, except per share data)

                                                     2002           2001           2000          1999          1998
                                                     ----           ----           ----          ----          ----
Income Statement Data:
Revenues                                          $  22,388      $  35,348      $ 100,862     $ 104,212     $  67,268
Net Income (Loss) Before Extraordinary Item          (7,474)        (6,942)         4,973        10,008        (1,839)
Net Income (Loss)                                    (7,474)        (6,942)         4,973        10,445        (1,839)
Basic Earnings (Loss) Per Share Before
   Extraordinary Item                                 (5.21)         (4.95)          3.50          7.00         (1.30)
Basic Earnings (Loss) Per Share                       (5.21)         (4.95)          3.50          7.31         (1.30)
Diluted Earnings (Loss) Per Share Before
   Extraordinary Item                                 (5.21)         (4.95)          2.25          4.31         (1.30)
Diluted Earnings (Loss) Per Share                     (5.21)         (4.95)          2.25          4.49         (1.30)
Dividends                                                --             --             --            --            --
Balance Sheet Data:
Total Assets                                      $ 264,585      $ 262,439      $ 352,254     $ 497,739     $ 405,990
Long-term and Subordinated Debt                          --             --          3,734            --         1,250
Liabilities (Excluding Long-Term)                   248,362        239,656        318,628       471,368       390,374
Total Shareholders' Equity                           16,223         22,783         29,892        26,371        15,617
Book Value Per Share*                                 11.12          16.40          21.27         18.33         11.23

All per share amounts have been adjusted to give retroactive affect of the 1 for 10 reverse stock split effective in October 2002.

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

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

Revenues

Our total revenues were $22,387,879 in 2002, a decrease of 37% from $35,347,821 in 2001, which was a decrease of 65% from $100,861,961 in 2000. Revenues are down in 2002 compared to 2001 as a result of the general decline of business in the securities industry. All revenue sources have continued to slide down, with the largest declines in interest and commission revenues during 2002. The decrease in total revenues from 2000 to 2001 was attributable to the same declining trend for the industry, which began in late 2000.

Clearing and execution revenues decreased 2% to $3,887,612 in 2002, from $3,985,922 in 2001, which was down 48% from $7,607,517 in 2000. The decrease in

2002 results from the continuing trend of declining volumes in the securities industry. Our correspondent trade volumes were down 63% in 2002 from 2001, however the price mix of the remaining activity is higher than in past years. The decrease in 2001 was the result of declining trade volume. Overall correspondent trades were down 50% in 2001 from 2000.

Interest revenues decreased 47% to $7,979,705 in 2002, from $14,968,622 in 2001, which was a decrease of 63% from $40,154,797 in 2000. Interest revenue continued to be a significant revenue source in 2002, accounting for 36%, 42% and 40% of our revenues in 2002, 2001 and 2000, respectively. Fluctuations in interest revenues are consistent with usual fluctuations of debit balances in customers' brokerage margin accounts, as well as changes in broker-call rates on which the interest charged to customers is calculated.
Commission revenues decreased 35% to $8,171,012 in 2002, from $12,498,400 in 2001, which was down 66% from $37,148,643 in 2000. Commission revenue was a significant source of revenue during 2002, consisting of 36% of total revenues, while consisting of 35% and 37% of revenues in 2001 and 2000, respectively. Commission revenue is directly related to trade volume generated by our customers. The retail trade volume was down 32% in 2002 from 2001, as compared to a decline of 55% in 2001 from 2000. In 2003, we will continue to search for opportunities to acquire compatible discount and on-line brokerage operations of other firms, in an effort to expand customer base and transaction volume.

Revenues from trading profits decreased 52% to $1,471,277 in 2002, from $3,095,203 in 2001, which was down 79% from $14,692,048 in 2000. The decrease in
2002 is primarily the result of declining trade volumes, which result from the decrease in retail customer trade volumes as described in commission revenue above. Trade volumes declined 32% in 2002 from 2001, and 55% in 2001 from 2000. Management anticipates trading revenues to track our overall commission volumes of the discount and on-line operations for 2003, however management is searching for additional sources of wholesale orders for our trading department.

Other revenues increased 10% to $878,193 in 2002, from $799,674 in 2001, which was down 36% from $1,258,956 in 2000. The change in other revenue in 2002 and 2001 was not attributable to any significant or single factor. Management anticipates that other revenues will continue to account for a negligible percentage of total revenues in the future.

Expenses

Operating expenses totaled $33,762,037 in 2002, a decrease of 24% from $44,401,627 in 2001, which was a decrease of 52% from $92,203,973 in 2000. Many of our expenses, including commission expense, interest expense and data processing charges, are directly related to commission and trading revenues. The largest decrease in expense for 2001 was in interest expense, which decreased 73% in 2002. This is consistent with the decrease in interest revenue discussed above for the year 2002. The overall changes in total expenses during 2002, 2001 and 2000 is directly related to the volume levels in our discount and online brokerage divisions. As a percentage of total revenues, total operating expenses accounted for 151%, 126% and 91% in 2002, 2001 and 2000, respectively. Management continues to look at ways to contain costs and improve operating efficiencies through technology, as well as provide for ways in which we may grow total revenues.

Data processing expense decreased 32% to $2,379,306 in 2002, from $3,484,346 in 2001, which was down 60% from $8,788,183 in 2000. The decrease in data processing expense for 2002 and 2001 was the result of an overall decline the trade volume for all of our activities, in addition to a new contract negotiated with our back office service provider with more favorable terms in 2001.

Expenses for salaries and broker compensation decreased 25% in 2002 to $8,547,186 from $11,451,551 in 2001, which was down 55% from $25,407,435 in
2000. We continue to monitor our work force and make reductions when necessary. In 2002 we shifted to a salary based sales force. Broker compensation had been based upon a percentage of commission revenue generated prior to 2002. Occupancy and equipment costs decreased 6% to $5,493,046, from $5,838,467 in 2001, which was down 2% from $5,988,058 in 2000. These cost have remained fairly static during the three years ended 2002, however management believes these costs will decline in 2003 as lease commitments expire. We vacated our Miami office in late 2002 and took a charge for rent expense of approximately $203,123 in the fourth quarter of 2002 for the remaining lease commitment, which expires in June 2003.

Promotional expense increased 52% in 2002 to $1,361,100 from $895,536 in 2001, which was down 86% from $6,624,512 in 2000. In 2002 we utilized print media as our primary source of advertising and name branding. In 2001, we discontinued the use of television ads and began to use the print media as our main source of name branding. We have not set a fixed dollar amount advertising budget for 2003, but expect any such amounts to be less than what was spent in 2002. We will remain flexible in our publicity approach and may adjust our advertising budget and strategy to maximize the effectiveness of advertising dollars spent.

Professional fees decreased 21% to $3,714,979 in 2002 from $4,725,033 in 2001, which was a decrease of 31% from $6,831,981 in 2000. We are reducing our reliance on outside counsel for arbitration matters that may arise and we expect that this will reduce the professional fees paid in 2003. Included in professional fees for 2000 is $2,679,508 of consulting expense to prepare for a conversion to a different back office system. These same expenses were $319,567 in 2001. Bad debt expense decreased 88% to $138,512 in 2002 from $1,146,244 in 2001, which was a decrease of 25% from $1,524,655 in 2000.

We recorded settlement expense of $2,111,249 in 2002, which was an increase of 773% from $241,792 in 2001, which was a decrease of 72% from $867,171 in 2000.
The expense recorded in 2002 was the result of an arbitration award to Secured Equity Title and Appraisal Company. The expense was offset in part by the reversal of $1,000,000 that had been accrued for an anticipated settlement with the SEC, which action was terminated by the SEC in early 2002 (See Note 15. "Commitments and Contingencies" of the Notes to Consolidated Financial Statements, below). In 2000 we accrued an additional $500,000 for the anticipated settlement with the SEC.

Amortization expense of intangible assets increased 474% to $1,802,021 in 2002 from $313,750 in 2001. This expense relates to the amortization of the cost of customer accounts acquired from other broker dealers. Included in the amortization for 2002 is an impairment of expense of $563,726. We will continue to monitor the carrying value of these intangible assets.

Our effective tax rate varied from our statutory federal rate due to changes in state taxes net of federal benefit and other temporary or permanent differences. (See Note 11. "Income Taxes" of the Notes to Consolidated Financial Statements, below.)

Extraordinary Items/One-time Charges

In the fourth quarter of 2000, we recorded an additional $500,000 for the anticipated settlement with the SEC. The accrual for the anticipated settlement with the SEC was reversed in the amount of $1,000,000 in early 2002 when we were notified that the SEC was discontinuing its investigation. Additionally, in 2002 we recorded a settlement expense as the result of an arbitration award to

Secured Equity Title and Appraisal Company. (See Note 15. "Commitments and Contingencies" of the Notes to Consolidated Financial Statements, below.)

Liquidity and Capital Resources

We finance our growth through the use of funds generated from the business operations of our subsidiaries, mainly JBOC. Additionally, JBOC has established uncommitted lines of credit with other banking institutions with terms subject to bank discretion at December 31, 2002. Further, we have available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates. The majority of our corporate assets at December 31, 2002, 2001 and 2000 were held by our subsidiary, JBOC, and consisted of cash or assets readily convertible to cash, or receivables secured by marketable securities. Our statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow and loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. (See Item 1. "Business Overview - Net Capital Requirements" above.) At December 31, 2002, JBOC had regulatory net capital of $9,452,719, which exceeded the minimum requirement by $7,656,245.

We currently anticipate that our cash resources and available credit facilities will be sufficient to fund our expected working capital and capital expenditure requirements for the short-term future. However, in order to expand our business, respond to competitive pressures, develop additional products and services or take advantage of strategic opportunities, we may need to raise additional funds through debt or equity offerings. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, our existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our common stock. We cannot give any assurance that additional funds will not be needed. If additional funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us.

On December 31 2002, Third Capital Partners, LLC, the beneficial owner of two of our secured convertible notes in the aggregate principal amount of $5,418,696, maturing December 31, 2002, agreed to again extend the repayment of both notes for a period of 12 additional months, to December 31, 2003. As consideration for the extension, and to reflect the effect of the reverse split which occurred in October 2002, the conversion rate on the Notes was adjusted to $2.67 per share, which was the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. We will continue to make interest payments only on each note, and no other terms of the notes were affected by the extension agreements.

Liquidity at December 31, 2002, 2001 and 2000

Our cash position, including securities purchased under agreements to resell, decreased during 2002 by $1,114,577 to $5,579,755 at year-end. This compares with a net decrease in cash and cash equivalents of $1,309,668 in 2001 and an increase of $1,980,905 in 2000. The fluctuation in our cash position can be impacted by the settlement cycles of the business, which relate directly to the cash provided from, or used in, operations.

Cash Flows From Operating Activities

Net cash provided by operating activities was $6,071,130, $4,700,100, and $3,464,036 for 2002, 2001 and 2000, respectively. Our net cash provided by operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

During 2002, the most significant reconciling items to decrease cash provided by operating activities was an increase in cash segregated under federal and other regulations of $66,780,650 and an increase in payables to broker-dealers and clearing organizations of $12,521,538. The most significant reconciling items to increase cash provided by operating activities was reductions in amounts receivables from broker-dealer and clearing organizations of $44,019,430, and receivables from customers of $19,084,588. Additionally, an increase in amounts payable to customers provided cash of $23,659,104.

During 2001, the most significant reconciling items to decrease cash provided operating activities was a decrease in payables to broker-dealers and clearing organizations of $59,505,496 and increase in receivable from broker-dealers and clearing organizations of $45,106,278. These changes relate to a decrease in stock loaned and an increase in stock borrowed during 2001. An increase in cash segregate under federal and other regulations and payable to customers decreased cash provided by operating activities of $41,855,227 and 18,125,486, respectively. The most significant reconciling items to increase cash provided by operations was a decrease in receivable from customers of $175,723,929.

During 2000, the most significant reconciling items to decrease cash provided operating activities was a decrease in payables to customers of $125,292,766 and a decrease of $26,460,311 in payables to broker-dealers and clearing organizations. The most significant reconciling items to increase cash provided by operations was $158,172,492 provided from a decrease in receivables from customers.

Cash Flows Used In Investing Activities

The net cash used in investing activities during 2002, 2001 and 2000 was $4,445,707, $3,834,688 and $4,773,089, respectively. Funds used in 2002 and 2001 include $4,253,707 and $2,510,000, respectively, used to acquire the right to service certain customer accounts. Funds used in 2000 include a $2,500,000 loan to a stockholder (see Note 12. "Related Party Transactions" of the Notes to Consolidated Financial Statements, below.) The remaining cash uses are a direct result of our capital expenditures during these periods. Our requirement for capital resources is not material to the business as a whole. Although we continually upgrade our information and communication systems, future expenditures for upgrading our various information and communication systems are not estimated to be material to our operations. As technology advances, however, management intends to remain competitive and may incur costs accordingly. We have no plans to open additional offices and have no significant commitments for capital expenditures.

Cash Flows From Financing Activities

Financing activities provided (used) cash of $(2,740,000), $(2,175,080) and $3,289,958 in 2002, 2001 and 2000, respectively. In 2002 and 2001, repayments of notes payable of $2,740,000 and $2,008,000, respectively, was the most significant use of cash for financing activities. In 2000, the most significant source of cash was from a bank loan in the net amount of $4,742,251. The primary use of cash for financing activities was the acquisition of treasury stock in the amount of $1,667,443.

                               JB OXFORD & COMPANY
                              SHORT TERM BORROWING
                             (Amounts in thousands)


Category of aggregate short-term
  borrowings                                          a         b           c           d         e
                                                    --------------------------------------------------
Year Ended December 31, 2002 collateralized by:
     Customer securities                            $  --     $  --     $ 1,000     $     3       4.0%
Year Ended December 31, 2001
collateralized by:
     Customer securities                            $  --     $  --     $21,000     $   700       5.8%
Year Ended December 31, 2000
collateralized by:
     Customer securities                            $  --     $  --     $88,079     $31,688       8.9%


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

In order for us to assure stability, management is continually exploring additional sources of capital to increase our liquidity and capital base. Management will continue its efforts to increase liquidity and capital.

Impact of Inflation

Inflation has had a minimal impact on our operations and financial condition in recent years. We will continually monitor costs and productivity and will adjust prices and operations as necessary to meet inflationary impacts or market changes.

Critical Accounting Policies

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." We were required to adopt SFAS No. 141 upon issuance. As such, all business combinations for which we may prospectively enter must be accounted for as purchase transactions. We adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 ceases the current amortization of goodwill and will instead be subject to at least an annual assessment for impairment by applying a fair-value-based test. We did not have any goodwill as of December 31, 2002. The adoption of this statement did not have a material effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes or amends previous pronouncements including SFAS No. 121, Accounting Principles Board Opinion No. 30, and Accounting Research Board No. 51. We adopted this statement on January 1, 2002. The adoption of this statement did not have a material effect on our financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation -Transition and Disclosure-an amendment of FASB No.123" This Statement amends SFAS No.123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective for fiscal years beginning after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under APB 25 to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 13 of the Notes to Consolidated Financial Statements for proforma disclosure of the impact of stock options utilizing the Black-Scholes valuation method.

Off-Balance Sheet Financial Arrangements

In the normal course of business, our customer and correspondent clearing activities involve the execution, settlement and financing of various customer securities transactions. These activities may expose us to off-balance-sheet credit risk in the event that the customer is unable to fulfill their contracted obligations. Our customer securities activities are transacted on either a cash or margin basis. In margin transactions, we extend credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. We monitor collateral and required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. We are also exposed to credit risk when our margin accounts or a customer margin account is collateralized by a concentration of a particular security and when that security decreases in value.

In addition, we execute and clear customer short sale transactions. Such transactions may expose us to off-balance sheet risk in the event that margin requirements are not sufficient to fully cover losses that customers may incur. In the event that the customer fails to satisfy their obligations, we may be required to purchase financial instruments at prevailing market prices in order to fulfill the customer's obligations.

Securities sold but not yet purchased represent obligations of the Company to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amount recorded. The ultimate gain or loss is dependent on the price at which the underlying financial instrument is purchased to settle the Company's obligation under the sale commitment.

We record customer transactions on a settlement date basis, which is generally three business days after trade date. We are therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contractual obligations, in which case we may have to purchase or sell financial instruments at prevailing market prices. Settlement of these transactions is not expected to have a material effect on our statement of financial condition.

As a securities broker-dealer, we provide services to both individual investors and correspondents. Our exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets.

We are a market maker for numerous public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. We select companies in which we make a market based on a review of the current market activity, and also to facilitate trading activity of our own and correspondent's clients. Market making may result in a concentration of securities which may expose us to additional off-balance sheet risk.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. See Item 1. "Business Overview - Forward-Looking Statements and Risk Factors" above. We are exposed to market risks related to changes in interest rates and equity security price risk. We do not have derivative financial instruments for speculative or trading purposes.

Retail broker-dealers with clearing operations such as us are exposed to risks that exceed the simple risk of loss of business due to the loss of retail customers and/or correspondents. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business in the event that the correspondent fails. These risks result where the total assets, securities held in inventory, and cash of the failed correspondent are insufficient to cover the unpaid customer debits, together with losses that may be generated in the correspondent's trading account. We have established procedures to review a correspondent's inventory and activities in an effort to prevent such losses in the event of a correspondent's failure. However, there can be no assurance that our procedures will be effective in avoiding losses.

Areas outside our control that affect the securities market, such as severe downturns or declines in market activity, may cause substantial financial exposure. This is particularly true with regard to the receivables that are carried in customers' margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loans would exceed such value. While we are authorized to liquidate the securities and to utilize the correspondent's account balances to cover any shortfall, in a worst case scenario, such collateral may not be sufficient to cover all losses.

Interest Rate Sensitivity and Financial Instruments

For our working capital and reserves that are required to be segregated under federal or other regulations, we invest primarily in U.S. bank certificates of deposit and savings accounts. The certificates of deposit have maturity dates ranging from three to six months, and do not present a material interest rate risk.

Equity Price Risk

JBOC acts as a market maker for approximately 300 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. We select companies in which we make a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities that may expose us to additional risk; however, we do not maintain a significant inventory of equity securities.

Item 8. Financial Statements and Supplementary Data

The financial statements and schedules required to be filed by Item 8 of this form are contained herein as follows:

                                                                                                               Page
                                                                                                             ----------
Report of Independent Auditors                                                                                      27
Report of Independent Public Accountants                                                                            28
Consolidated Statements of Financial Condition December 31, 2002, and 2001                                       29-30
Consolidated Statements of Operations Years Ended December 31, 2002, 2001, and 2000                              31-32
Consolidated Statements of Changes in Shareholders' Equity Years Ended December 31, 2002, 2001, and 2000            33
Consolidated Statements of Cash Flows Years Ended December 31, 2002, 2001, and 2000                                 34
Notes to Consolidated Financial Statements                                                                       35-51
Financial Statement Schedule I - Condensed Financial Statements (Parent Company Only)                            57-61
Financial Statement Schedule II - Valuation and Qualifying Accounts                                                 62

                         REPORT OF INDEPENDENT AUDITORS




To the Shareholders and Board of Directors of JB Oxford Holdings, Inc.:

We have audited the accompanying consolidated statement of financial condition of JB Oxford Holdings, Inc. (a Utah corporation) and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements, and the schedules referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JB Oxford Holdings, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Financial Statement Schedules I and II are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                                         ERNST & YOUNG LLP

                                                         Los Angeles, California
                                                         February 28, 2003

We are including in this Annual Report on Form 10-K, pursuant to Rule 2-02(e) of Regulation S-X, a copy of the prior year's Report of Independent Public Accounts from the prior independent public accountants, Arthur Andersen LLP ("Andersen"). This report was previously issued by Andersen, for filing with our Annual Report on Form 10-K for fiscal year 2001, and has not been reissued by Andersen.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedules I and II are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Los Angeles, California
February 27, 2002

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                                              December 31
                                                                                     -----------------------------
                                                                                         2002             2001
                                                                                     ------------     ------------

Assets:
  Cash and cash equivalents (including securities purchased under
   agreements to resell of $0 and $6,034,839)                                        $  5,579,755     $  6,694,332

  Cash segregated under federal and other regulations (including
   securities purchased under agreements to resell of $0 and $1,695,974)              146,180,567       79,399,917

  Receivable from broker-dealers and clearing organizations                             8,349,233       52,368,663

  Receivable from customers (net of allowance for doubtful accounts of
   $2,701,183 and $2,625,178)                                                          82,418,263      101,641,363

  Other receivables                                                                       950,278        1,348,285

  Securities owned - at market value                                                      629,083        1,352,840

  Note receivable from Shareholder                                                      2,500,000        2,500,000

  Furniture, equipment, and leasehold improvements (at cost - net of
   accumulated depreciation and amortization of $5,088,794 and $3,523,365)              2,624,147        3,310,758

  Income taxes receivable                                                               3,742,244        3,751,429

  Deferred income taxes                                                                 1,862,019        1,470,058

  Clearing deposits                                                                     4,507,266        5,199,277

  Intangible assets (net of accumulated amortization of $2,115,771 and $313,750)        4,756,918        2,196,250

  Other assets                                                                            484,872        1,206,245
                                                                                     ------------     ------------

  Total assets                                                                       $264,584,645     $262,439,417
                                                                                     ============     ============

                    JB Oxford Holdings, Inc. and Subsidiaries
           Consolidated Statements of Financial Condition - continued



                                                                                   December 31
                                                                        --------------------------------
                                                                             2002               2001
                                                                        -------------      -------------
Liabilities and shareholders' equity:

   Liabilities:
     Payable to broker-dealers and clearing organizations               $  38,813,043      $  51,334,581

     Payable to customers                                                 193,595,006        169,935,902

     Securities sold, not yet purchased - at market value                     138,484            846,585

     Accounts payable and accrued liabilities                               7,507,410          6,491,471

     Loans from shareholder                                                 5,418,696          5,418,696

     Notes payable                                                          2,889,375          5,629,375
                                                                        -------------      -------------

   Total liabilities                                                      248,362,014        239,656,610
                                                                        -------------      -------------

   Commitments and Contingencies (Note 15)

   Shareholders' equity:

     Common stock  ($0.01 par value, 100,000,000 shares authorized;
      1,589,939 and 1,519,323 shares issued)                                   15,899             15,193

     Additional paid-in capital                                            17,496,396         16,583,120

     Retained earnings                                                      1,329,564          8,803,722

     Treasury stock, 130,494 shares at cost                                (2,619,228)        (2,619,228)
                                                                        -------------      -------------

   Total shareholders' equity                                              16,222,631         22,782,807
                                                                        -------------      -------------

   Total liabilities and shareholders' equity                           $ 264,584,645      $ 262,439,417
                                                                        =============      =============

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                        Year Ended December 31
                                         ------------------------------------------------
                                              2002              2001              2000
                                         ------------      ------------      ------------
Revenues:
   Clearing and execution                $  3,887,612      $  3,985,922      $  7,607,517
   Trading profits, net                     1,471,277         3,095,203        14,692,048
   Commissions                              8,171,012        12,498,400        37,148,643
   Interest                                 7,979,785        14,968,622        40,154,797
   Other                                      878,193           799,674         1,258,956
                                         ------------      ------------      ------------
   Total revenues                          22,387,879        35,347,821       100,861,961
                                         ------------      ------------      ------------
Expenses:
   Employee and broker compensation         8,547,185        11,451,551        25,407,435
   Clearing and floor brokerage             1,045,760         1,773,473         2,812,247
   Communications                           2,743,150         4,588,327         7,375,535
   Occupancy and equipment                  5,493,046         5,838,467         5,988,058
   Interest                                 2,053,339         7,534,686        23,891,689
   Data processing charges                  2,379,306         3,484,346         8,788,183
   Professional services                    3,714,979         4,725,033         6,831,981
   Promotional                              1,361,100           895,536         6,624,512
   Bad debt expense                           138,512         1,146,244         1,524,655
   Settlement expense                       2,111,249           241,792           867,171
   Amortization of intangible assets        1,802,021           313,750                --
   Other operating expenses                 2,372,390         2,408,422         2,092,507
                                         ------------      ------------      ------------
  Total expenses                           33,762,037        44,401,627        92,203,973
                                         ------------      ------------      ------------
  Income (loss) from operations           (11,374,159)       (9,053,806)        8,657,988
    Income tax provision (benefit)         (3,900,000)       (2,112,050)        3,684,800
                                         ------------      ------------      ------------
                                         ------------      ------------      ------------
   Net income (loss)                     $ (7,474,158)     $ (6,941,756)     $  4,973,188
                                         ============      ============      ============


See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                Consolidated Statements of Operations - continued


                                                                           Year Ended December 31
                                                             ---------------------------------------------------
                                                                  2002               2001               2000
                                                             -------------      -------------      -------------
Basic net income (loss) per share:
Income (loss) before income taxes and extraordinary item     $       (5.21)     $       (0.50)     $        0.35
                                                             -------------      -------------      -------------
Basic net income (loss) per share                            $       (5.21)     $       (0.50)     $        0.35
                                                             =============      =============      =============

Diluted income (loss) per share:
Income (loss) before income taxes and extraordinary item     $       (5.21)     $       (4.95)     $        2.25
                                                             -------------      -------------      -------------
Diluted net income (loss) per share                          $       (5.21)     $       (4.95)     $        2.25
                                                             =============      =============      =============

Weighted average number of shares of common stock and
  assumed conversions
      Basic                                                      1,435,198          1,401,076          1,420,579
      Diluted                                                    1,435,198          1,401,076          2,340,691


All share amounts have been adjusted to give retroactive affect of the 1 for 10 reverse stock split effective in October 2002.


See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity


                                       Common Stock               Additional
                               -----------------------------       Paid-in          Retained           Treasury
                                  Shares           Amount          Capital          Earnings            Stock             Total
                               ------------     ------------     ------------     ------------      ------------      ------------
Balance at                        1,508,823           15,088       16,368,075       10,772,290          (784,705)       26,370,748
January 1, 2000
  Issuance of common stock           10,500              105          215,045               --                --           215,150
  Net income                             --               --               --        4,973,188                --         4,973,188
  Treasury stock                         --               --               --               --        (1,667,443)       (1,667,443)
                               ------------     ------------     ------------     ------------      ------------      ------------
Balance at                        1,519,323           15,193       16,583,120       15,745,478        (2,452,148)       29,891,643
  December 31, 2000
  Net income                             --               --               --       (6,941,756)               --        (6,941,756)
  Treasury stock                         --               --               --               --          (167,080)         (167,080)
                               ------------     ------------     ------------     ------------      ------------      ------------
Balance at                        1,519,323           15,193       16,583,120        8,803,722        (2,619,228)       22,782,807
  December 31, 2001
  Issuance of common stock           70,741              706          913,276               --                --           913,982
  Net (loss)                             --               --               --       (7,474,158)               --        (7,474,158)
                               ------------     ------------     ------------     ------------      ------------      ------------
Balance at
  December 31, 2002               1,589,939     $     15,899     $ 17,496,396     $  1,329,564      $ (2,619,228)     $ 16,222,631
                               ============     ============     ============     ============      ============      ============


See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                Year Ended December 31
                                                                  ---------------------------------------------------
                                                                       2002               2001               2000
                                                                  -------------      -------------      -------------
Cash flows from operating activities:
  Net income (loss)                                               $  (7,474,158)     $  (6,941,756)     $   4,973,188
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                    3,485,632          1,868,052          1,756,912
     Deferred rent                                                           --           (191,083)          (168,197)
     Provision for bad debts                                            138,512          1,146,244          1,524,655
     Provision (benefit) for deferred income taxes                     (391,961)         1,290,790           (565,999)
     Loss on disposal of furniture, equipment and leasehold
       improvements                                                     178,100                 --                 --
   Changes in assets and liabilities:
     Cash segregated under federal and other regulations            (66,780,650)       (41,855,227)       (10,371,031)
     Receivable from broker-dealers and clearing
       organizations                                                 44,019,430        (45,106,278)           455,258
     Receivable from customers                                       19,084,588        175,723,929        158,172,492
     Other receivables                                                  398,007            753,293           (487,324)
     Securities owned                                                   723,757         (1,030,057)           (99,749)
     Clearing deposits                                                  692,011          2,672,440          1,727,080
     Other assets                                                       721,373            354,012            103,184
     Payable to broker-dealers and clearing organizations           (12,521,538)       (59,505,496)       (26,460,311)
     Payable to customers                                            23,659,104        (18,125,486)      (125,292,766)
     Securities sold not yet purchased                                 (708,101)           739,865              9,816
     Accounts payable and accrued liabilities                        (1,484,061)        (3,615,596)        (1,836,745)
     Income taxes payable/refundable                                      9,185         (3,477,546)            23,573
                                                                  -------------      -------------      -------------
Net cash provided by operating activities                             3,749,230          4,700,100          3,464,036
                                                                  -------------      -------------      -------------
Cash flows from investing activities:
  Note receivable                                                            --                 --         (2,500,000)
  Acquisitions of customer accounts                                  (1,753,707)        (2,510,000)                --
  Purchase of furniture, equipment and leasehold improvements          (370,100)        (1,324,688)        (2,273,089)
                                                                  -------------      -------------      -------------
Net cash used in investing activities                                (2,123,807)        (3,834,688)        (4,773,089)
                                                                  -------------      -------------      -------------
Cash flows from financing activities:
  Advances (repayments) of notes payable                             (2,740,000)        (2,008,000)         4,742,251
  Issuance of common stock                                                   --                 --            215,150
  Acquisition of treasury stock                                              --           (167,080)        (1,667,443)
                                                                  -------------      -------------      -------------
Net cash provided by (used in) financing activities                  (2,740,000)        (2,175,080)         3,289,958
                                                                  -------------      -------------      -------------
Net increase (decrease) in cash and cash equivalents                 (1,114,577)        (1,309,668)         1,980,905
Cash and cash equivalents at beginning of year                        6,694,332          8,004,000          6,023,095
                                                                  -------------      -------------      -------------
Cash and cash equivalents at end of year                          $   5,579,755      $   6,694,332      $   8,004,000
                                                                  =============      =============      =============


See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements


Note 1. Basis of Presentation

Reporting Entity

The accompanying consolidated financial statements for 2002, 2001 and 2000 include the accounts of JB Oxford Holdings, Inc., a Utah Corporation, and its wholly-owned subsidiaries, JB Oxford & Company (JBOC), Stocks4Less, Inc. (S4L), JB Oxford Insurance Services, Inc. (JBOI), and Reynolds Kendrick Stratton, Inc.
(RKSI) (collectively referred to as the Company or JBOH). The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (GAAP). The Company operates in a single industry, the securities industry. The Company derives its revenues primarily from its brokerage services operations, correspondent clearing services and market making activities at JBOC. Inter-company balances have been eliminated in the consolidated financial statements. Additionally, minority shareholders' interests are not separately presented, as the amounts are not significant.

The corporate offices of the Company are located in Beverly Hills, California. JBOC's brokerage division has branches in Beverly Hills, California; New York, New York; and opened an office in Minneapolis, Minnesota during the current year. JBOC closed its branches in Miami, Florida; and San Gabriel, California during 2002.

The Company has suffered a significant decline in revenue and considerable operating losses over the past two years. Management, however has implemented certain initiatives in order to expand their business and reduce operating expenses. In addition management believes that its cash resources and available credit facilities will be sufficient to fund the Company's working capital requirements for the forseeable future.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation (all shares amounts have been adjusted to give retroactive affect of the 1 for 10 reverse stock split effective in October 15, 2002):

                                                                             Year Ended December 31
                                                                 ---------------------------------------------
                                                                     2002             2001             2000
                                                                 -----------      -----------      -----------
Basic Earnings Per Share
   Net income (loss)                                             $(7,474,158)     $(6,941,756)     $ 4,973,188
                                                                 -----------      -----------      -----------
   Income available to common shareholders (numerator)           $(7,474,158)     $(6,941,756)     $ 4,973,188
                                                                 ===========      ===========      ===========
   Weighted average common shares outstanding (denominator)        1,435,198        1,401,076        1,420,577
                                                                 ===========      ===========      ===========
   Basic Earnings (Loss) Per Share                               $     (5.21)     $     (4.95)     $      3.50
                                                                 ===========      ===========      ===========

                                                                            Year Ended December 31
                                                                 ---------------------------------------------
                                                                    2002             2001             2000
                                                                 -----------      -----------      -----------
Diluted Earnings Per Share
   Net income (loss)                                             $(7,474,158)     $(6,941,756)     $ 4,973,188
   Interest on convertible debentures, net of income tax                  --               --          293,411
                                                                 -----------      -----------      -----------
   Income available to common shareholders plus assumed
     conversions (numerator)                                     $(7,474,158)     $(6,941,756)     $ 5,266,599
                                                                 ===========      ===========      ===========
   Weighted average common shares outstanding                      1,435,198        1,401,076        1,420,577
   Weighted average options outstanding                                   --               --          231,044
   Weighted average convertible debentures                                --               --          774,099
   Stock acquired with proceeds                                           --               --          (85,030)
                                                                 -----------      -----------      -----------
   Weighted average common shares and assumed conversions          1,435,198        1,401,076        2,340,690
     outstanding (denominator)
                                                                 ===========      ===========      ===========
   Diluted earnings (loss) per share                             $     (5.21)     $     (4.95)     $      2.25
                                                                 ===========      ===========      ===========


Options to purchase 55,550 shares of common stock at December 31, 2000 were not included in the computation of diluted EPS because the options' exercise price was greater that the average market price of the common share during the respective periods. The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive.

Stock-Based Compensation

The Company measures compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and provides pro forma disclosure of net earnings and earnings per share as if the fair-valued-based method of accounting had been applied. See Footnote 13 "Options and Warrants".

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform with presentation in the 2002 consolidated financial statements.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company was required to adopt SFAS No. 141 upon issuance. As such, all business combinations for which the Company may prospectively enter must be accounted for as purchase transactions. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 ceases the current amortization of goodwill and will instead be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company did not have any goodwill as of December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation -Transition and Disclosure-an amendment of FASB No.123" This Statement amends SFAS No.123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective for fiscal years beginning after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under APB 25 to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 13 of the Notes to Consolidated Financial Statements for proforma disclosure of the impact of stock options utilizing the Black-Scholes valuation method.

Note 3. Cash and Cash Equivalents

Included in cash and cash equivalents are securities purchased under agreements to resell on an overnight basis in the amount of $0 and $6,034,839 at December 31, 2002 and 2001. Securities purchased are U.S. Treasury instruments with market values at least equal to 102% of the cash tendered. The market value of these securities is $0 and $6,157,171 at December 31, 2002 and 2001. At December 31, 2002, the US Marshall's' office was holding $654,846 pursuant to prejudgment writ of attachment. In January 2003, the writ was dissolved and all assets previously held by the US Marshall's office were returned to JB Oxford Holdings, Inc. See Note 15. "Commitments and Contingencies," below.

Note 4. Cash Segregated Under Federal and Other Regulations

Cash and securities purchased under agreement to resell of $146,110,567 and $79,399,917 at December 31, 2002 and 2001, respectively, have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. Securities purchased under agreements to resell on an overnight basis represent $0 and $1,695,974 of the above amounts at December 31, 2002 and 2001, respectively.

Securities purchased are U.S. Treasury instruments having a market value of $0 and $1,732,797, respectively. The Company had excess funds of $917,140, and $6,005,501 at December 31, 2002 and 2001.

Note 5. Receivable From and Payable to Broker-Dealers and Clearing Organizations

At December 31, amounts receivable from and payable to broker-dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

                                                               December 31, 2002
                                                       -----------------------------------
                                                         Receivable         Payable
                                                       -----------------------------------
  Deposits for securities borrowed/loaned                  $8,209,178       $37,449,293
  Securities failed to deliver/receive                         37,462             6,025
  Receivable from/payable to correspondents                   102,593         1,217,587
  Payable to clearing organizations                                --           140,138
                                                       -----------------------------------
Total                                                      $8,349,233       $38,813,043
                                                       ===================================


                                                               December 31, 2001
                                                       -----------------------------------
                                                         Receivable         Payable
                                                       -----------------------------------
  Deposits for securities borrowed/loaned                 $51,501,242       $48,509,300
  Securities failed to deliver/receive                        585,307           782,047
  Payable to correspondents                                        --         1,529,301
  Receivable from/payable to clearing organizations           282,114           513,933
                                                       -----------------------------------
Total                                                     $52,368,663       $51,334,581
                                                       ===================================


Securities borrowed and securities loaned represent cash paid or received for securities borrowed or loaned from other broker-dealers. The equivalent value in cash is deposited by the borrower. All open positions are adjusted to market values daily. These deposits approximate the market value of the underlying securities. The Company has received securities with a market value of $323,012 in stock borrow transactions that has been repledged in stock loan transactions.

Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. At December 31, 2002, the market value of the securities failed to deliver was $32,384 and failed to receive was $4,613. At December 31, 2001, the market value of the securities failed to deliver was $566,692 and failed to receive was $768,195.

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

Note 7. Marketable Securities Owned and Securities Sold, Not Yet Purchased

Marketable securities owned and sold, not yet purchased consist of trading and investment securities at quoted market values, as illustrated below:

                                                         Sold, But Not Yet
                                                Owned        Purchased
                                              ----------     ----------
Balances as of December 31, 2002:
  Equity securities                           $  441,023     $  138,484
  Securities owned not readily marketable        188,060             --
                                              ----------     ----------
Total                                         $  629,083     $  138,484
                                              ==========     ==========
Balances as of December 31, 2001:
  Equity securities                           $1,185,638     $  836,691
  U.S. government and other securities           167,202          9,894
                                              ----------     ----------
Total                                         $1,352,840     $  846,585
                                              ==========     ==========

As a part of its ongoing trading activities the Company may hold financial instruments for trading purposes. These instruments consist of options and warrants and are not used as hedge instruments to reduce financial market risks. The Company does not trade futures, forwards, swaps or any other derivative financial instruments except options and warrants. The Company held no options or warrants at December 31, 2002 and 2001. Trading gains or losses relating to options and warrants are not material to the operations of the Company.

Note 8. Furniture, Equipment and Leasehold Improvements

The following table summarizes the Company's furniture, equipment and leasehold improvements:

                                                                December 31
                                                        ----------------------------
                                                            2002             2001
                                                        -----------      -----------
Furniture and equipment                                 $ 5,928,973      $ 5,036,291
Leasehold improvements                                    1,783,967        1,797,832
                                                        -----------      -----------
                                                          7,712,940        6,834,123
   Less:  Accumulated depreciation and amortization      (5,088,794)      (3,523,365)
                                                        -----------      -----------
                                                        $ 2,624,147      $ 3,310,758
                                                        ===========      ===========


For the years ended December 31, 2002, 2001 and 2000, occupancy and equipment expense includes depreciation and amortization expense of $1,683,611, $1,554,300 and $1,756,912, respectively.

Note 9. Notes Payable and Financing Arrangements

JBOC maintains an uncommitted financing arrangement with a bank at December 31, 2002. Terms of the financing arrangement are subject to the banks discretion. Amounts loaned are fully collateralized by customer margin securities. The Company had no such loans outstanding at December 31, 2002 and 2001.

At December 31, notes payable related to customer activity consisted of the following (See Note 12 for discussion of related party notes reclassified to notes payable):

                               Balance at end
                                  of period            a              b                   c                 d
                             -------------------- ------------ ------------------ ------------------  --------------
2002
  Collateralized by:
    Customer securities                 $   --           --         $1,000,000          $   2,778            4.0%


2001
  Collateralized by:
    Customer securities                 $   --           --        $21,000,000          $ 700,000            5.8%

                             ------------------
                                        $   --
                             ==================


a)   Weighted  average  interest  rate  at  end of  period.

b)   Maximum amount outstanding during the period.

c)   Average amount outstanding during the period.

d)   Weighted  average  interest  rate  during  the  period.   This  amount  was
     calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.

Interest expense related to these notes was $111, $40,646 and $2,845,393 for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, the detail of notes payable is as follows:

                                                December 31
                                         -------------------------
                                            2002           2001
                                         ----------     ----------

  Demand notes payable (see note 12)     $2,889,375     $2,889,375
  Bank note payable                              --      2,740,000
                                         ----------     ----------
Total notes payable                      $2,889,375     $5,629,375
                                         ----------     ----------

The above bank note payable carries an interest rate of prime plus 1%. Principal payments of $84,000, plus interest are due monthly, a balloon payment was made satisfying the obligation in September 2002. See Note 12 for discussion of related party notes.

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

Note 11. Income Taxes

The income tax (benefit) provision consists of the following components:

                              Year Ended December 31
                ---------------------------------------------
                    2002             2001             2000
                -----------      -----------      -----------
Current
    Federal     $(3,509,039)     $(3,402,840)     $ 3,185,124
    State                --               --        1,065,675
                -----------      -----------      -----------
                $(3,508,039)      (3,402,840)       4,250,799
                -----------      -----------      -----------
Deferred
    Federal        (391,961)         739,400         (407,609)
    State           551,390         (158,390)
                -----------      -----------      -----------
                   (391,961)       1,290,790         (565,999)
                -----------      -----------      -----------
Total           $(3,900,000)     $(2,112,050)     $ 3,684,800
                ===========      ===========      ===========

  The major components of Deferred tax assets - net, are as follows:

                                                 December 31
                                        ----------------------------
                                            2002             2001
                                        -----------      -----------
Deferred tax assets:
  Bad debts reserve                     $ 1,204,600      $ 1,494,497
  Depreciation                              386,127          420,576
  Amortization of intangible assets         688,551               --
  State taxes - NOL                       1,032,541          275,504
  Accrued liabilities                        64,968          160,249
  Less:  Valuation allowance             (1,514,768)        (880,768)
                                        -----------      -----------
Total deferred tax assets               $ 1,862,019      $ 1,470,058
                                        -----------      -----------

Reconciliation of the provision for income taxes to the expected income tax based on statutory rates are as follows:

                                                                   Year Ended December 31
                                                        ---------------------------------------------
                                                            2002             2001             2000
                                                        -----------      -----------      -----------
Provision (benefit)- Federal statutory rate             $(3,980,956)     $(3,078,294)     $ 2,943,716
Increase (decrease) in income taxes resulting from:
    State taxes                                            (634,000)        (342,545)         630,008
    Other                                                    80,956          428,021          111,076
    Valuation allowance                                     634,000          880,768               --
                                                        -----------      -----------      -----------
Total                                                   $(3,900,000)     $(2,112,050)     $ 3,684,800
                                                        ===========      ===========      ===========


A valuation allowance has been placed against 100% of the state net deferred tax asset as of December 31, 2002 and 2001 due to the uncertainty of its ultimate realization. For tax purposes at December 31, 2002, the Company had a Federal net operating loss (NOL) of $10.2 million, which will be carried back to previous years and a state NOL of $5.2 million and $6.4 million, which will be suspended until 2013 and 2014, respectively.

Note 12. Related Party Transactions

The Company issued $2,867,500 in demand notes to former shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly. The Company has declined repayment of the debt based upon indemnification claims asserted in the litigation arising out of the prior federal investigation. In 1998, $250,000 was paid on the demand notes. In 1999, $728,125 was forgiven and $1,889,375 was reclassified to notes payable. See Note 15, "Commitments and Contingencies," below.

In March 1995, the Company restructured 100% of its $5,031,000 demand debt to term debt in the form of senior secured convertible notes (loans from shareholders) with an original thirty-month term, amortized over 10 years, at an annual interest rate of 9%. As part of the note restructuring, an additional $2,000,000 of senior secured convertible notes were issued by the Company under identical terms to the restructured demand debt.

In June 1998, the Company completed the sale of newly issued 9% Secured Convertible Notes in the principal amount of $2,000,000 initially due December 31, 1999, and extended to December 31, 2002. The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3,900,000 in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of the then outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 2002, and they are immediately convertible into common shares. The Company negotiated an extension of these notes to December 31, 2003 with substantially the same terms. Management fee expense of $918,000, $1,040,276 and $1,020,000 was paid to an affiliate of the holders of the new notes in 2002, 2001 and 2000.

In February 2003 the Company announced that it had entered into a Note Extension Agreement whereby the maturity dates of the $3,418,696 Senior Secured Convertible Note and the $2,000,000 Secured Convertible Note, both held by Third Capital Partners, LLC, were extended for an additional year to December 31, 2003. As consideration for the extension, and to reflect the effect of the reverse split which occurred in October 2002, the conversion rate on the Notes was adjusted to $2.67 per share, which was the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. Under the adjusted conversion rate, the Notes are convertible into 2,029,474 shares of common stock. The issuance of the convertible notes was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

In December 2000, the Company loaned $2,500,000 to Third Capital Partners, LLC ("Third Capital Partners") pursuant to a Promissory Note, payable on or before December 31, 2002. The note bears interest at the rate of nine and one-quarter percent per annum. The note may be prepaid in whole or in part at any time without penalty. Additionally, the Company has borrowed $5,418,696 from Third Capital Partners in the form of Senior Secured Convertible Notes which are discussed above. The amounts payable to Third Capital Partners from the Senior Secured Convertible Notes as of December 31, 2001 and 2000 is $5,418,696. Related interest expense for 2002, 2001 and 2000 was $487,683, $486,943 and $489,019 for the convertible notes. Due to the related party nature and terms of the shareholder loans, the fair market value of such financial instruments approximates the carrying value.

In February 1999, the Company established the JB Oxford Revocable Government Trust (the "Trust") a wholly owned subsidiary, to purchase common stock of the Company. Third Capital Partners serves as trustee of the Trust, without compensation. The Company loaned the Trust $586,915, which the Trust used to purchase 46,954 shares of the Company's Common Stock for an average price of $12.50 per share. The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the Trust shares was transferred to the Company in satisfaction of the loan. Concurrent with the Trust's purchase of shares, the Company relinquished its right of first refusal as to any remaining shares held by Felix Oeri and Oeri Finance, Inc., and Oeri Finance, Inc. forgave $728,125 in demand debt owed by the Company. Subsequently, Oeri Finance Inc., Felix Oeri and Hareton filed 13D Statements with the SEC indicating ownership of less than 5% of the Company's stock.

A $1,000,000 subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999. The Company has declined payment on the debt in light of the ongoing litigation between the Company and the alleged assignor of the note (see
Note 15, "Commitments and Contingencies"). The Company has reclassified the $1,000,000 subordinated loan to notes payable.

Note 13. Stock Options

At December 31, 2002, the Company had three stock option plans, each of which is described below. As the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation cost has been recognized in accordance with APB Opinion 25.

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

The Company has adopted a non-employee directors' stock option plan (the "Director's Plan") pursuant to which 95,000 shares of common stock have been reserved for issuance to directors who are not employees of the Company. The Director's Plan is administered by the Company's Board of Directors which determines, among other things, the persons to be granted options under the Director's Plan, the number of shares subject to each option and the option price, which shall not be less than market value. In addition, any action under the Director's Plan, must be approved by the affirmative vote of a majority of the directors who are not then eligible to participate in the Director's Plan.

The Company has adopted the 1998 Stock Option and Award Plan (the "1998 Plan"), pursuant to which 350,000 shares of common stock have been reserved for issuance to officers, employee directors and key employees of the Company. The Plan is administered by the Company's Compensation Committee of the Board of Directors which determines, among other things, the persons to be granted options under the 1998 Plan, the number of shares subject to each option and the option price, which shall not be less than market value for incentive options. The Company has issued 210,350 options to executive officers of the Company pursuant to the 1998 Plan.

SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: expected dividend yield of 0% for all three years; computed volatility of 28%, 22% and 31%, respectively; risk-free interest rates of 1.5%, 3.5% and 5.5%, respectively; and expected life of 5 years for all three years. The weighted average fair value of options granted during 2001, 2000 and 1999 was $0.63, $4.60 and $13.50, respectively.

Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                Year Ended December 31
                                ---------------------------------------------------
                                     2002               2001               2000
                                -------------      -------------      -------------
Net income (loss):
  As reported                   $  (7,474,158)     $  (6,941,756)     $   4,973,188
  Pro forma                        (7,474,687)        (7,136,110)         4,437,874

Basic earnings per share:
  As reported                   $       (5.21)     $       (4.95)     $        3.50
  Pro forma                             (5.21)             (5.09)              3.12

Diluted earnings per share:
  As reported                   $       (5.21)     $       (4.95)     $        2.25
  Pro forma                             (5.21)             (5.09)              1.90

A summary of the status of the Company's stock options as of December 31, 2002, 2001, and 2000, and changes during the years ending on those dates is presented below:

                             December 31, 2002          December 31, 2001       December 31, 2000
                                          Weighted                  Weighted                 Weighted
                            Shares        average    Shares         average   Shares          average
                            ------        -------    ------         -------   ------          -------
Outstanding at
  beginning of year         383,120      $   26.88   310,850      $   29.37   257,200      $   27.43
Granted                       1,500           2.20    75,100          17.17    66,000          36.02
Exercised                        --          --           --          --      (10,500)         20.49
Forfeited                  (128,420)         49.43    (2,830)         37.40    (1,850)         47.62
                           --------                 --------                 --------
Outstanding at end of
  year                      256,200          15.72   383,120          26.88   310,850          29.37
                           ========                 ========                 ========
Options exercisable at
  year-end                  254,217          15.81   320,300      $   27.61   197,516      $   28.10
Weighted-average fair
  value of options
  granted during the
  year                    $    0.63                 $   4.60                $   13.50


Information relating to stock options and warrants at December 31, 2002, summarized by exercise price is as follows:

                                      Options Outstanding                           Options Exercisable
                           Number        Weighted-Average Weighted-Average        Number        Weighted-Average
                       Outstanding at      Contractual     Exercise Price     Exercisable at    Exercise Price
   Exercise Prices        12/31/02            Life                               12/31/02
  ------------------ ------------------- ---------------- ----------------- ------------------- ----------------
         $2.20                1,500             10              $2.20                   --           $2.20
          6.25                2,500              6               6.25                2,500            6.25
          9.70                1,450              9               9.70                  967            9.70
         12.19                5,000              5              12.19                5,000           12.19
         13.13              155,000              5              13.13              155,000           13.13
         17.80                1,350              4              17.80                1,350           17.80
         18.20               66,000              8              18.20               66,000           18.20
         22.50               15,000              3              22.50               15,000           22.50
         23.20                5,000              4              23.20                5,000           23.20
         35.94                  200              8              35.94                  200           35.94
         36.88                1,400              7              36.88                1,400           36.88
         74.40                  100              7              74.40                  100           74.40
         90.00                  700              6              90.00                  700           90.00
         91.25                 1000              6              91.25                 1000           91.25
                     -------------------                                    -------------------
  Total                     256,200              6             $15.72              254,217          $15.81
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

At December 31, 2002, JBOC had net capital of $9,452,719, which was $7,656,245 in excess of the minimum amount required. At December 31, 2001, JBOC had net capital of $18,975,361, which was $16,891,455 in excess of the minimum amount required.

The Company performs a required computation for proprietary accounts of introducing brokers ("PAIB") similar to the customer reserve computation set forth in SEC Rule 15c3-3. As of December 31, 2002, PAIB debits aggregated $86,533, and credits totaled $933,926. As of December 31, 2001, PAIB debits aggregated $251,267, and credits totaled $2,041,085. Included in the balance of cash segregated under federal and other regulations as of December 31, 2002, and 2001 was $932,931 and $1,612,419, respectively, of cash held in a PAIB reserve account. The Company deposited an additional $500,000 into the PAIB reserve account on January 3, 2002.

Note 15. Commitments and Contingencies

The Company is a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer brokerage transactions claims as well as matters related to its clearing services resulting from the failure of certain correspondents. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. There can be no assurance that in future periods these proceedings will not have a material adverse effect on the Company's financial condition or results of operations. Those proceedings that management believes may have a significant impact on the Company are described below.

In August 2002, JBOC, jointly and severally with several other unrelated respondents, was ordered by an arbitration panel to pay an award of $3.0 million in an arbitration matter conducted before the National Association of Securities Dealers (NASD) Dispute Resolution. The arbitration matter, Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver v. Monroe Parker Securities, Inc., et al, was filed in September 1998 and JBOC's sole involvement was limited to being the clearing broker for Monroe Parker Securities, Inc. JBOC filed a motion to vacate the arbitration award. During the last quarter of 2002, the Company entered into a settlement agreement with Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver (the Receiver), settling all claims between the parties, and resolving all then-pending litigation between the Company, its subsidiary JBOC and the Receiver and recorded a settlement expense in 2002.

This matter may also impact other litigation in which the Company is involved. As previously reported the Company has refused to pay approximately $1.9 million in promissory notes allegedly due EBC Trust and $1.0 million in subordinated debt allegedly due Oeri Finance, Inc., both of whom were named respondents in the Secured Equity Title matter and who the NASD ruled jointly and severally liable together with JBOC in the award. In its refusal to pay, the Company has asserted defenses and counterclaims, including a right of set-off related to other litigation, including the claims settled with Secured Equity. In January 2003, the US District Court, Central District of California, reversed the Magistrate's Order granting the assignee's application for writ of pre-judgment attachment against the assets of JB Oxford Holdings, Inc. All assets previously held by the US Marshall's office were returned to JB Oxford Holdings, Inc. As stated above, the Company has recorded liabilities of approximately $2.9 million on its balance sheet in notes payable and will seek to offset these payables by any amount ultimately paid pursuant to the NASD award. However, there can be no assurance that the Company will be successful in obtaining an offset of these payables.

In February 2003, the Los Angeles office of the United States Attorney's Office (the "USAO") agreed to extend the due date on the $500,000 payment then due under the Settlement Agreement. The Company made a partial payment of $50,000 on March 31, 2003, and the USAO has extended the time for any further payment until June 2, 2003. The final payment of $500,000 remains due on February 14, 2004.
The Company originally accrued payments to the USAO and SEC totaling approximately $3.0 million. Because the SEC investigation closed without action or monetary assessment and due to the payments made to date, the amount accrued has been reduced to $950,000.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001, were as follows:


    Year ending December 31:
        2003                                        $1,980,947
        2004                                         1,755,582
        2005                                         1,452,964
        2006                                         1,418,402
        2007                                         1,238,277
        Thereafter                                   3,864,021
                                           --------------------
                                                   $11,710,193
                                           ====================

The Company received certain concessions for a lease included above which is being amortized ratably over the lease term. Included in the above commitments is a lease on the Boston office, which the Company has closed. This property has been sublet for terms substantially the same as the original commitment. Rent expense was as follows:

        Year ending December 31:
            2002                                          $2,675,129
            2001                                           2,698,264
            2000                                           2,554,744

The Company offers its employees participation in a 401(k) savings plan. Eligible employees are able to contribute a portion of their compensation. The Company matches 25% of these contributions up to 6% of the employee's wage. This expense for 2002, 2001 and 2000 amounted to $28,296, $61,413 and $130,236.

Note 16. Acquisitions of Customer Accounts

During the year ended December 31, 2002 the Company acquired certain customer accounts of Stockwalk.com. Inc. Wall Street Equities, Inc. and Sunlogic Securities. Additionally, in August 2002, the Company acquired the customer accounts of Mr. Stock, Inc. of which the final terms are still being negotiated. The cost of these acquisitions is $4,362,689 and $2,510,000 in 2002 and 2001, respectively, and has been included in the statement of financial condition net of accumulated amortization of $2,115,771 and $313,750. The Company is amortizing these intangible assets over four years, which is the estimated useful life. Estimated aggregate amortization expense for the five succeeding fiscal years is as follows:

     Year ending December 31:
         2003                                          $1,484,928
         2004                                           1,471,178
         2005                                           1,260,982
         2006                                             539,830
         2007                                                  --
                                               -------------------
                                                       $4,756,918
                                               ===================

Amortization expense of $1,238,295 and $313,750 was recorded during the years ended December 31, 2002 and 2001, respectively. Additionally the Company recognized, an impairment charge of $563,726, which is included in amortization expense in 2002. The impairment charge is related to the intangible assets recorded for the acquisition of customer accounts for two acquisitions. Fair value was determined by calculating the discounted cash flows on the underlying customer accounts over the estimated useful life of the intangibles

Note 17. Financial Instruments With Off-Balance Sheet Risk

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

Securities sold but not yet purchased represent obligations of the Company to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amount recorded. The ultimate gain or loss is dependent on the price at which the underlying financial instrument is purchased to settle the Company's obligation under the sale commitment.

In accordance with industry practice, the Company records customer transactions on a settlement date basis, which is generally three business days after trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of his contractual obligations, in which case the Company may have to purchase or sell financial instruments at prevailing market prices. Settlement of these transactions did not have a material effect on the Company's financial condition or results of operations.

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

Note 18. Supplemental Disclosures of Cash Flow Information

                                                         Year Ended December 31
                                               2002              2001              2000
  Cash paid for:
    Interest                                $1,942,628        $7,299,563        $23,715,632
    Income taxes                               330,308            70,000          4,165,627
  Cash received from income tax refund       3,854,492                --                 --


Supplemental disclosure of non-cash investing and financing activities:

Common stock issued to acquire intangible assets in the amount of $913,982.

Note 19. Unaudited Supplemental Quarterly Financial Information

Below is selected quarterly financial data for each fiscal quarter during the years ended December 31, 2002 and 2001. This information should be read in conjunction with the consolidated financial statements included elsewhere herein.


                                              First              Second             Third             Fourth
                                             Quarter            Quarter            Quarter            Quarter
                                        ------------------- ----------------- ------------------- ------------------
2002
Revenues                                     $5,276,121        $5,961,733          $5,492,035         $5,657,990
Income (loss) before taxes                    (617,874)       (5,208,141)         (1,755,631)        (3,792,512)
Net income (loss)                             (407,874)       (3,518,141)         (1,085,631)        (2,662,512)
Basic earnings per share                         (0.29)            (2.47)              (0.74)             (1.82)
Diluted earnings per share                       (0.29)            (2.47)              (0.74)             (1.82)

2001
Revenues                                    $13,266,653        $9,422,030          $6,587,705         $6,071,433
Income (loss) before taxes                  (1,413,124)       (2,046,968)         (3,055,757)        (2,537,957)
Net income (loss)                             (803,124)       (1,169,968)         (1,802,757)        (3,165,907)
Basic earnings per share                         (0.57)            (0.83)              (1.28)             (2.25)
Diluted earnings per share                       (0.57)            (0.38)              (1.28)             (2.25)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 27, 2002, we engaged Ernst & Young LLP to serve as our independent auditors for 2002. Prior to that date, Arthur Andersen LLP had served as our independent public accountant. The decision to replace Arthur Andersen LLP was recommended by the Audit Committee of our Board of Directors and approved by our Board of Directors.

The report of Arthur Andersen LLP dated February 27, 2002 expressed an unqualified opinion on the consolidated financial statements for JB Oxford Holdings and subsidiaries as of and for the two years ended December 31, 2001 and 2000.

Furthermore, during the two most recent fiscal years ended December 31, 2001 and 2000, and the subsequent interim period up through June 27, 2002, there were no disagreements with Arthur Andersen LLP on matters of accounting principle or practices, financial statement disclosure, or audit scope or procedure that, if not resolved to their satisfaction, would have caused Arthur Andersen LLP to refer to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided Arthur Andersen LLP with a copy of the foregoing disclosures. A copy of a letter dated June 27, 2002 from Arthur Andersen LLP addressed to the Securities and Exchange Commission stating its agreement with such statements is attached as Exhibit 16 to our Form 8-K filed on June 28, 2002.

During our two most recent fiscal years and the subsequent interim period up through June 27, 2002, we did not consult Ernst & Young LLP, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(1)(iv) and (v) of Regulation S-K.

During 2002, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our consolidated financial statements that if not resolved to the independent accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our consolidated financial statements for the fiscal year ended December 31, 2002 and there were no other matters or reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III


Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

The information required by these Items is omitted because the Company will file, by April 30, 2003, a definitive proxy statement pursuant to Regulation 14A, which information, other than the section entitled "Board of Directors Report on Executive Compensation" or matters related to such report contained therein, is incorporated herein by reference as if set out in full.

Item 14.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our
President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

We have also evaluated our internal controls for financing reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changed in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K

The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:

                                                                                        Page
                                                                                     ----------
Report of Independent  Auditors                                                            27
Report of Independent  Public  Accountants                                                 28
Consolidated Statements of Financial Condition December 31, 2002 and 2001               29-30
Consolidated  Statements of Operations  Years Ended December 31, 2002,  2001 and
 2000                                                                                   31-32
Consolidated Statements of Changes in Shareholders' Equity (Deficit)Years Ended
 December 31, 2002, 2001 and 2000                                                          33
Consolidated Statements of Cash Flows Years Ended December 31, 2002, 2001 and 2000         34
Notes to Consolidated Financial Statements                                              35-51
Financial Statement Schedule I - Condensed Financial Statements (Parent Company Only)   57-61
Financial Statement Schedule II - Valuation and Qualifying Accounts                        62



Listed below are exhibits as required by Item 601 of Regulation S-K:

Exhibit No.                                 Description
-----------                                 -----------
2.1 Purchase Agreement dated as of May 21, 1998 by and among the Company, Third Capital Partners, LLC, a Tennessee limited liability company, 3421643 Canada Inc., a Canadian corporation, Felix A. Oeri and Oeri Finance Inc. (incorporated herein by reference to Exhibit 2.1 of JBOH's Current Report on Form 8-K, dated June 18, 1998, filed with the SEC).
3.1 Articles of Incorporation of JBOH, as amended, October 16, 1990 (incorporated herein by reference to Exhibit 1 of JBOH's Current Report on Form 8-K, dated October 30, 1990, filed with the SEC).
3.2 By-Laws of JBOH, as amended November 24, 1998 (incorporated herein by reference to Exhibit 3.2 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC).
4.1 9% Secured Convertible Note Due December 31, 1999 in the principal amount of $2,000,000 between the Company and Third Capital Partners, LLC (incorporated herein by reference to Exhibit 4.1 of JBOH's Current Report on Form 8-K, dated June 18, 1998, filed with the SEC).
4.2 Rights Agreement between the Company and Transfer Online, as Rights Agent, filed herewith.
10.1 Standard Office Lease between St. George Beverly Hills, Inc. and OTRA Clearing, Inc., dated January 31, 1992, to lease Beverly Hills office space (incorporated herein by reference to Exhibit 10.3 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the SEC).

10.2 Data Service Agreement between Securities Industry Software Corp. and OTRA Clearing, Inc., dated June 8, 1992 (incorporated herein by reference to Exhibit 10 of JBOH's Quarterly Report on Form 10-Q for the period ended June 30, 1992, filed with the SEC).
10.3 Assignment and Assumption Agreement for Beverly Hills office space between JBOH and RKSI, executed as of December 31, 1993 (incorporated herein by reference to Exhibit 10.8 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 1993).
10.4 Commercial office lease Agreement between Bank of Communications. and JB Oxford & Company, executed as of June, 1995, to lease New York office space (incorporated herein by reference to Exhibit 10.1 of the JBOH Form 10-Q filed with the SEC for the quarter ended June 30, 1995).
10.5 Commercial office lease Agreement between Brickell Square Corporation Limited and JB Oxford Holdings, Inc., executed as of February 21, 1996, to lease Miami office space, (incorporated herein by reference to
         Exhibit 10.16 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 1995).
10.6 JB Oxford Revocable Government Trust Agreement, dated as of February 18, 1999, by and between JB Oxford Holdings, Inc. and Third Capital Partners, LLC, as Trustee (incorporated herein by reference to Exhibit
         10.1 of the JBOH Current Report on Form 8-K, dated March 8, 1999, filed with the SEC).
10.7 Extension Agreement dated November 8, 1999, between the Company and Third Capital Partners, LLC, extending the maturity date of the 9% Senior Secured Convertible Note in the principal amount of $3,418,969 (incorporated herein by reference to Exhibit 4.3 of the JBOH Form 10-Q filed with the SEC for the quarter ended September 30, 1999).
10.8 Extension Agreement dated November 8, 1999, between the Company and Third Capital Partners, LLC, extending the maturity date of the 9% Secured Convertible Note in the principal amount of $2,000,000 (incorporated herein by reference to Exhibit 4.4 of the JBOH Form 10-Q filed with the SEC for the quarter ended September 30, 1999).
10.9 Amendment No. 6 to Commercial office lease Agreement between Arden Realty Limited Partnership and JB Oxford & Company, executed as of December 21, 2000, to lease Beverly Hills office space (incorporated herein by reference to Exhibit 10.9 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 2000).
10.10 Amendment No. 7 to Commercial office lease Agreement between Arden Realty Limited Partnership and JB Oxford & Company, executed as of March 21, 2001, to lease Beverly Hills office space (incorporated herein by reference to Exhibit 10.10 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 2000).
10.11 Commercial office lease Agreement between Kennedy-Wilson Properties, Ltd. and JB Oxford & Company, executed as of January 18, 2001, to lease Beverly Hills office space (incorporated herein by reference to Exhibit
         10.11 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 2000).
10.12 Extension Agreement dated December 13, 2000, between the Company and Third Capital Partners, LLC, extending the maturity date of the 9% Senior Secured Convertible Note in the principal amount of $3,418,969 (incorporated herein by reference to Exhibit 10.12 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 2000).
10.13 Extension Agreement dated December 13, 2000, between the Company and Third Capital Partners, LLC, extending the maturity date of the 9% Secured Convertible Note in the principal amount of $2,000,000 (incorporated herein by reference to Exhibit 10.13 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 2000).
10.14 Extension Agreement dated December 31, 2001, between the Company and Third Capital Partners, LLC, extending the maturity date of the 9% Senior Secured Convertible Note in the Principal amount of $3,418,969 (incorporated herein by reference to Exhibit 10.14 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 2001).

10.15 Extension Agreement dated December 31, 2001, between the Company and Third Capital Partners, LLC, extending the maturity date of the 9% Secured Convertible Note in the Principal amount of $2,000,000 (incorporated herein by reference to Exhibit 10.15 of the JBOH Form 10-K filed with the SEC for the year ended December 31, 2001).
10.16 Note Extension Agreement dated December 31, 2002 between the Company and Third Capital Partners, LLC (incorporated herein by reference to
         Exhibit 4.1 of JBOH's Current Report on Form 8-K filed with the SEC on February 13, 2003).
16. Letter to SEC from Arthur Andersen dated June 27, 2002 (incorporated herein by reference to Exhibit 16 of JBOH's Current Report on form 8-K filed with the SEC on June 28, 2002).
21       List of Subsidiaries, filed herewith.
23.1     Consent of Ernst & Young, filed herewith.
23.2 Notice regarding consent of Arthur Andersen LLP, Independent Public Accountants, file herewith.
24       Power of Attorney (appears on signature page of this report).
28       Employee  Stock  Ownership  Plan  (incorporated  herein by reference to
         Exhibit 28 of JBOH's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the SEC).
99.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.
99.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.


Reports on Form 8-K

During the fourth quarter, the Company did not file a Report on Form 8-K.

On February 13, 2003, the Company filed a Report on Form 8-K, dated February 13, 2003, reporting under Item 5, Other Events and Regulation FD Disclosure, the Note Extension Agreement between the Company and Third Capital Partners, LLC.

        Schedule I. Condensed Financial Information (Parent Company Only)


           JB Oxford Holdings, Inc. Statements of Financial Condition


                                                                                 December 31
                                                                        ------------------------------
                                                                            2002              2001
                                                                        ------------      ------------
Assets:
  Cash and cash equivalents                                             $    745,969      $    162,231
  Investment in subsidiaries                                              18,857,192        33,322,484
  Receivables from subsidiaries                                            2,848,881         2,820,369
  Note receivable                                                                 --         2,500,000
  Income taxes receivable                                                  3,745,244         3,751,429
  Deferred income taxes                                                    1,862,019         1,470,058
  Other assets                                                                52,442         2,575,269
                                                                        ------------      ------------
  Total assets                                                          $ 28,108,747      $ 46,601,840
                                                                        ============      ============
Liabilities and shareholders' equity:
   Liabilities:
     Accounts payable and accrued liabilities                           $  4,578,045      $  3,117,264
     Net payables to subsidiaries                                                 --        10,653,698
     Loans from shareholders                                               5,418,696         5,418,696
     Notes payable                                                         1,889,375         4,629,375
                                                                        ------------      ------------
   Total liabilities                                                      11,886,116        23,819,033
                                                                        ------------      ------------
   Commitments and contingencies (note 5)
   Shareholders' equity:

     Common stock  ($0.01 par value, 100,000,000 shares authorized;
      1,589,939 and 1,519,323 shares issued)                                  15,899            15,193

     Additional paid-in capital                                           17,496,396        16,583,120

     Retained earnings                                                     1,329,564         8,803,722

     Treasury stock, 130,494 shares at cost                               (2,619,228)       (2,619,228)
                                                                        ------------      ------------
   Total shareholders' equity                                             16,222,631        22,782,807
                                                                        ------------      ------------
   Total liabilities and shareholders' equity                           $ 28,108,747      $ 46,601,840
                                                                        ============      ============


See accompanying notes.

                JB Oxford Holdings, Inc. Statements of Operations


                                                                  For The Years Ended December 31
                                                         ------------------------------------------------
                                                             2002              2001              2000
                                                         ------------      ------------      ------------
Revenues                                                 $  2,376,011      $  4,366,405      $  4,550,797
                                                         ------------      ------------      ------------
Expenses
   General and administrative                               1,271,365         3,508,483         4,846,650
   Interest expense                                           736,481         1,128,057           791,046
   Bad debt and settlement expense                                 --           141,667            65,875
                                                         ------------      ------------      ------------
   Total expenses                                           2,007,846         4,778,207         5,703,571
                                                         ------------      ------------      ------------
  Income (loss) before equity interest in subsidiary          368,165          (411,802)       (1,152,774)
    income
  Equity interest in subsidiary income (loss)             (11,742,373)       (8,642,004)        9,810,762
                                                         ------------      ------------      ------------
  Income (loss) before income taxes                       (11,374,208)       (9,053,806)        8,657,988
    Income tax provision (benefit)                         (3,900,000)       (2,112,050)        3,684,800
                                                         ------------      ------------      ------------
   Net income (loss)                                     $ (7,474,208)     $ (6,941,756)     $  4,973,188
                                                         ============      ============      ============



                JB Oxford Holdings, Inc. Statements of Cash Flows


                                                                 For The Years Ended December 31
                                                         ---------------------------------------------
                                                             2002             2001             2000
                                                         -----------      -----------      -----------

Net cash provided by (used in) operating activities      $ 1,625,031      $ 3,772,603      $  (358,191)
                                                         -----------      -----------      -----------
Cash flows from investing activities:
  Investment in subsidiaries                                 (55,000)         (77,500)        (225,000)
  Notes receivable                                                --               --       (2,500,000)
  Acquisitions of customer accounts                       (1,753,707)      (2,400,000)              --
  Capital expenditures                                            --           (1,536)         (80,614)
                                                         -----------      -----------      -----------
Net cash used in investing activities                     (1,808,707)      (2,479,036)      (2,805,614)
                                                         -----------      -----------      -----------
Cash flows from financing activities:
  Notes payable                                           (2,740,000)      (2,008,000)       4,742,251
  Issuance of stock                                               --               --          215,150
  Purchase of treasury stock                                      --         (167,080)      (1,667,443)
                                                         -----------      -----------      -----------
Net cash provided by (used in) financing activities       (2,740,000)      (2,175,080)       3,289,958
                                                         -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents         583,738         (881,513)         126,153
Cash and cash equivalents at beginning of year               162,231        1,043,744          917,591
                                                         -----------      -----------      -----------
Cash and cash equivalents at end of year                 $   745,969      $   162,231      $ 1,043,744
                                                         ===========      ===========      ===========


See accompanying notes.

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

Note 2. Revenues

The Company receives substantially all of its revenues from its subsidiaries. Management fees of $2,160,000, $3,000,000 and $3,050,000 were received from JBOC in 2002, 2001 and 2000, respectively. The balance of the revenues for 2002, 2001 and 2000 consists of rents received from subsidiaries for office space and furniture and equipment and interest earned on cash balances.

Note 3. Restrictions on the Transfer of Funds from Subsidiary to the Parent

JBOC, as part of its normal broker-dealer activity has minimum capital requirements as imposed by regulatory agencies that restricts the amount of funds that can be transferred to the Parent Company. See Note 14 to the consolidated financial statements for discussion of these requirements.

Note 4. Loans from Shareholders

The Company obtained $2,867,500 in demand notes from shareholders during 1997. This debt bears interest at 8.25%, which is payable quarterly. The Company has declined repayment of the debt based upon indemnification claims asserted in the litigation arising out of the prior federal investigation (see Note 15, "Commitments and Contingencies," to the consolidated financial statements).

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

In June 1998, the Company completed the sale of newly issued 9% Secured Convertible Notes in the principal amount of $2,000,000 initially due December 31, 1999, and extended to December 31, 2002. The notes are convertible into the Company's $0.01 par value common stock at a rate of $0.70 per share. In conjunction with the above transaction, the purchasers of the newly issued 9% Secured Convertible Notes and another investor also acquired approximately $3,900,000 in outstanding principal amount of the Company's 9% Senior Secured Convertible Notes. The Company agreed to reduce the conversion ratio from $1.00 to $0.70 per share of the Company's common stock for the entire $4,421,311 of outstanding 9% Senior Secured Convertible Notes. The maturity date of the notes was extended to December 31, 2002, and they are immediately convertible into common shares. The Company incurred a one-time non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount conversion feature on the debt instruments discussed above. The discount is based on the difference between the conversion ratio and the fair value of the underlying common stock at the time. Management fee expense of $918,000, $1,040,276and $1,020,000 was paid to an affiliate of the holders of the new notes in 2002, 2001 and 2000.

In February 2003 the Company announced that it had entered into a Note Extension Agreement whereby the maturity dates of the $3,418,696 Senior Secured Convertible Note and the $2,000,000 Secured Convertible Note, both held by Third Capital Partners, LLC, were extended for an additional year to December 31, 2003. As consideration for the extension, and to reflect the effect of the reverse split which occurred in October 2002, the conversion rate on the Notes was adjusted to $2.67 per share, which was the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. Under the adjusted conversion rate, the Notes are convertible into 2,029,474 shares of common stock. The issuance of the convertible notes was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

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

A subordinated loan agreement, payable to Oeri Finance, Inc., matured on March 31, 1999 in the amount of $1,000,000. The Company has declined payment on the debt in light of the ongoing litigation between the Company and the alleged assignor of the notes (see Note 15, "Commitments and Contingencies," to the consolidated financial statements). The Company has reclassified the $1,000,000 subordinated loan and $1,889,375 in demand shareholder notes to notes payable.

The following summarizes loans from shareholders outstanding at December 31:

                                                2002             2001
                                           ----------------------------------
  Senior secured convertible notes           $5,418,696       $5,418,696

Related interest expense for 2002, 2001 and 2000 was $487,683, $486,943 and $489,019 for the convertible notes, the fair market value of such financial instruments cannot be estimated.

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

In August 2002, JBOC, jointly and severally with several other unrelated respondents, was ordered by an arbitration panel to pay an award of $3.0 million in an arbitration matter conducted before the National Association of Securities Dealers (NASD) Dispute Resolution. The arbitration matter, Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver v. Monroe Parker Securities, Inc., et al, was filed in September 1998 and JBOC's sole involvement was limited to being the clearing broker for Monroe Parker Securities, Inc. JBOC filed a motion to vacate the arbitration award. During the last quarter of 2002, the Company entered into a settlement agreement with Secured Equity Title and Appraisal Agency Corporation, Stanley J. Cohen, Receiver (the "Receiver"), settling all claims between the parties, and resolving all then-pending litigation between the Company, its subsidiary JBOC and the Receiver and recorded a settlement expense in 2002.

This matter may also impact other litigation in which the Company is involved. As previously reported the Company has refused to pay approximately $1.9 million in promissory notes allegedly due EBC Trust and $1.0 million in subordinated debt allegedly due Oeri Finance, Inc., both of whom were named respondents in the Secured Equity Title matter and who the NASD ruled jointly and severally liable together with JBOC in the award. In its refusal to pay, the Company has asserted defenses and counterclaims, including a right of set-off related to other litigation, including the claims settled with Secured Equity. In January 2003, the US District Court, Central District of California, reversed the Magistrate's Order granting the assignee's application for writ of pre-judgment attachment against the assets of JB Oxford Holdings, Inc. All assets previously held by the US Marshall's office were returned to JB Oxford Holdings, Inc. As stated above, the Company has previously recorded liabilities of approximately $2.9 million on its balance sheet in notes payable and will seek to offset these payables by any amount ultimately paid pursuant to the NASD award. However, there can be no assurance that the Company will be successful in obtaining an offset of these payables.

In February 2003, the Los Angeles office of the United States Attorney's Office (the "USAO") agreed to extend the due date on the $500,000 payment then due under the Settlement Agreement. The Company made a partial payment of $50,000 on March 31, 2003, and the USAO has extended the time for any further payment until June 2, 2003. The final payment of $500,000 remains due on February 14, 2004.
The Company originally accrued payments to the USAO and SEC totaling approximately $3.0 million. Because the SEC investigation closed without action or monetary assessment and due to the payments made to date, the amount accrued has been reduced to $950,000.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2002, were as follows:

       Year ending December 31:
           2003                                         $10,800
           2004                                          10,800
           2005                                           2,700
           2006                                              --
           2007                                              --
           Thereafter                                        --
                                              -----------------
       Total                                            $24,300
                                              =================

                 Schedule II - Valuation and Qualifying Accounts

                                                               Additions
                                            Balance at         charged to
                                           beginning of        costs and                         Balance at end of
                                              period            expenses          Deductions           period
                                              ------            --------          ----------           ------
2002:
Allowance for:
  Receivable from customers                  $2,625,178         $ 138,512          $ (62,507)         $2,701,183
2001:
Allowance for:
  Receivable from customers                  $2,577,451        $1,146,244        $(1,098,517)         $2,625,178
2000:
Allowance for:
  Receivable from customers                  $1,601,178        $1,524,655         $ (548,382)         $2,577,451


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of JB Oxford Holdings, Inc. and in the capacities and on the date indicated:


/s/Christopher L. Jarratt             /s/James G. Lewis
---------------------------           ------------------------------------------
Christopher L. Jarratt                James G. Lewis, President, Chief Operating
Chairman of the Board and             Officer and Director
Chief Executive Officer


/s/Michael J. Chiodo                  /s/Mark M. Grossi
---------------------------           ------------------------------------------
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

April 11, 2003

April 11, 2003


                  CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER
                    AND PRINCIPAL FINANCIAL OFFICER REQUIRED
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


         I, Christopher L. Jarratt, certify that:

         1. I have reviewed this annual report on Form 10-K of JB Oxford Holdings, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 11, 2003                   By: /s/ Christopher L. Jarratt
                                            ---------------------------------
                                            Christopher L. Jarratt
                                            Chief Executive Officer

         I, Michael J. Chiodo, certify that:

         1. I have reviewed this annual report on Form 10-K of JB Oxford Holdings, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 11, 2003               By: /s/ Michael J. Chiodo
                                        -----------------------------------
                                        Michael J. Chiodo
                                        Chief Financial Officer