Form 10-K/A
period 2002-12-31
JB OXFORD HOLDINGS INC
filed 2003-04-30
CIK 816330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-16240

                            JB OXFORD HOLDINGS, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  UTAH                                                       95-4099866
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  9665 Wilshire Blvd., Suite 300  Beverly Hills, California  90212
  (Address of principal executive offices)                   (Zip Code)

  Registrant's telephone number, including area code         (310) 777-8888
-------------------------------------------------------------------------------
  Securities registered pursuant to Section 12(b) of the Act:    None
  Securities registered pursuant to Section 12(g) of the Act:

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

      Documents Incorporated by Reference: None.

                                EXPLANATORY NOTE



This Form 10-K/A amends the Form 10-K annual report for the fiscal year ended December 31, 2002 filed by JB Oxford Holdings, Inc. (the "Company") on April 15, 2003. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K, pending finalization and filing of the definitive proxy statement for the 2003 Annual Meeting of Shareholders containing such information, which is not expected to occur until after April 30, 2003. All other portions of the Company's original 10-K filing remain in effect.




                                    PART III


Item 10.          Directors and Executive Officers of the Registrant

The names of the directors and executive officers of the Company, and their ages, titles and biographies as of the date hereof are set forth below. All directors are elected for one-year terms and officers are elected to serve at the pleasure of the Board.


Christopher L. Jarratt; age 41; Chairman of the Board and Chief Executive Officer, Director since 1998.

Mr. Jarratt has served as a director, Chairman of the Board and Chief Executive Officer of the Company since June 1998. While Mr. Jarratt has previously served as a director of several publicly-traded companies Mr. Jarratt currently serves on the board of directors of only the Company. Since 1992, Mr. Jarratt has also served as President of Jarratt Associates, Inc., a company engaged in various investment activities. Mr. Jarratt has been Chief Manager of Third Capital, LLC, a company engaged in various investment and advisory activities, since September 1996 and Chief Manager and Chief Executive Officer of Third Capital Partners, LLP, a company engaged in various investment and advisory activities, since 1998.

James G. Lewis; age 37; President and Chief Operating Officer; Director since 1998.


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


Mark D. Grossi; age 49; Director since 1998.


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

David G. Mahood; age 40; Director since 1998.


Mr. Mahood has served as a director of the Company since November 1998. Since June 1997, Mr. Mahood has served as a director and Chief Executive Officer of MGC, Inc., a specialty contractor for laboratory and institutional equipment and furnishings, and as Sales and Operation Manager prior to that time.


Terry N. Pefanis; age 44; Director since 2001.

Mr. Pefanis has served as a director of the Company since March 2001. Since February 2003, Mr. Pefanis has been the Chief Operating Officer of Big Idea Productions, a privately held entertainment and communications company. May 1997 through January 2003, Mr. Pefanis was the Chief Financial Officer of the Creative Content Group of Gaylord Entertainment Company, a publicly-traded entertainment and communications company. From October 1994 through April 1997, Mr. Pefanis was a Corporate Finance and Internal Audit Director for Gaylord Entertainment Company.

Michael J. Chiodo; age 45; Chief Financial Officer.

Mr. Chiodo has served as Chief Financial Officer and Treasurer of the Company since September 1997. Mr. Chiodo served as the Company's Acting Chief Financial Officer from August 1994 to September 1997 and joined the Company in 1990. Mr. Chiodo is also a former partner of the accounting firm of Sorensen, Chiodo & May.


Scott G. Monson; age 44; General Counsel and Secretary.


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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.


As of April 15, 2003, to the Company's knowledge based on copies of such reports furnished to the Company, there were no reportable untimely filings under Forms 3,4, or 5 by persons subject to Section 16(a) of the Securities Exchange Act of 1934, except as follows: Messrs. Mahood, Grossi, Jarratt and Lewis each filed a late Form 5 reporting option grants.

See "Item 12. Security Ownership of Certain Beneficial Owners and Management" below for beneficial owners of more than ten percent or any other person subject to disclosure per Section 16 of the Exchange Act.

Item 11. Executive Compensation

The following Summary Compensation Table sets forth certain summary information regarding the compensation paid to those serving as our Chief Executive Officer and other executive officers (the "Named Executive Officers") as of December 31, 2002 for each of the last three completed fiscal years (all shares have been adjusted to reflect the one for ten reverse stock split which was effective October 15, 2002).


                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation              Long-Term Compensation             All Other
                                                                                                      Compensation
     Name and Position               Year Salary Bonus             Restricted        Shares of
      with the Company                                            Stock Awards         Stock
                                                                       (1)          Underlying
                                                                                    Options (2)



 Christopher L. Jarratt,        2002       --           --             --                              $918,000  (3)
 Chairman of the Board          2001       --           --             --                              $994,500  (3)
 and Chief Executive            2000       --           --             --             32,500         $1,020,000  (3)
 Officer
 James G. Lewis,                2002       --           --             --                                 --     (3)
 President and Chief            2001       --           --             --                                 --     (3)
 Operating Officer              2000       --           --             --             30,000              --     (3)
 Michael J. Chiodo,             2002      $138,000       $7,400        --                               $11,172  (4)
 Chief Financial Officer        2001      $138,000      $32,000        --                               $12,113  (4)
 and Treasurer                  2000      $134,250      $15,507                          200             $8,785  (4)
 Scott G. Monson, General       2002      $120,000         $500        --                                $5,005  (5)
 Counsel and Secretary          2001      $120,000        --           --                               $10,629  (5)
                                2000      $117,813      $25,000                          200             $9,677  (5)


(1) Shares of Common Stock issued under the Company's Employee Stock Ownership Plan. See "Long-Term Incentive and Pension Plans."


(2) Options to purchase Common Stock granted pursuant to the Company's 1998 Stock Option and Award Plan. See "Stock Option Plans.

(3)  The Company paid $918,000, $994,500 and $1,020,000 for the years 2002, 2001 and 2000, respectively, to Third Capital for professional and advisory services, including the services of Messrs. Jarratt and Lewis. Mr. Jarratt is Chief Manager and Chief Executive Officer of Third Capital. Mr. Lewis is Chief Operating Officer and General Counsel of Third Capital. See "Employment

     Agreements and Compensation Arrangements."

(4) Other Compensation for 2002 includes $9,094 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $2,078. Other Compensation for 2001 includes $7,966 health insurance premiums paid by the Company, $1,597 for life insurance premiums paid by the Company and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $2,550. Other Compensation for 2000 includes $5,892 for health insurance premiums paid by the Company, $1,213 for life insurance premiums paid by the Company and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $1,680.

(5) Other Compensation for 2002 includes $3,197 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $1,808. Other Compensation for 2001 includes $2,759 for health insurance premiums paid by the Company, $6,070 for life insurance premiums paid by the Company and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $1,800. Other Compensation for 2000 includes $2,027 for health insurance premiums paid by the Company, $5,658 for life insurance premiums paid by the Company and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $1,992.


This table excludes the value of certain incidental personal benefits. The incremental cost to the Company of providing such incidental personal benefits did not, for the current year, exceed the lesser of $50,000 or 10% of annual salary and bonus for any of the respective individuals named in the table as set forth.


Chief Executive and Operating Officers' Compensation. Mr. Jarratt, the Company's Chairman of the Board and Chief Executive Officer, and Mr. Lewis, President and Chief Operating Officer, do not receive a base salary from the Company. Instead, the Company pays Third Capital for the services of Messrs. Jarratt and Lewis. During 2001, the Company continued to pay Third Capital professional and advisory services. The agreement between the Company and Third Capital provides for a monthly advisory fee of $85,000, however, Third Capital voluntarily reduced this fee by 10%, commencing October 2001. There can be no assurance that Third Capital will continue to accept the reduced fee in the future. In addition, Third Capital has waived its finder's fee, to which it is otherwise entitled, with respect to each of the four asset acquisitions the Company has engaged in over the past year. Again, there can be no assurance that Third Capital will continue to waive the finder's fee in future acquisitions. In April 2002, Messrs. Jarratt and Lewis voluntarily turned back 60,000 and 55,000 options to purchase common stock of the Company, respectively.


Outside directors are compensated $10,000 per quarter, as well as out of pocket expenses for each meeting attended in person. The chairmen of the compensation committee and audit committee receive no additional compensation for their duties. Employee directors are not compensated for meeting attendance.

Option  Grants  in  2002

     There  were  no  options  granted  in  2002  to  any of the Named Executive
Officers.


Option  Values  at  December  31,  2002

     The following table summarizes information concerning the number of unexercised options held by Named Executive Officers as of December 31, 2002. Also reported are values of "in-the-money" options, that is, the amount by which the exercise price of the option is exceeded by the last sale price of the Common Stock on December 31, 2002. No Named Executive Officer exercised any options in 2002 (all shares have been adjusted to reflect the one for ten reverse stock split which was effective October 15, 2002).

                                                         Value of Unexercised
                               Number of Options         In-the-Money Options
                             at December 31, 2002       at December 31, 2002
Name                     Exercisable  Unexercisable  Exercisable  Unexercisable

Christopher L. Jarratt      112,500              0            0              0
James G. Lewis              105,000              0            0              0
Michael Chiodo                  400              0            0              0
Scott G. Monson                 400              0            0              0


Compensation Committee Interlocks and Insider Participation


The Board of Directors established an Audit Committee in November 1998. The Audit Committee is presently composed of Messrs., Pefanis, Grossi and Mahood. The purpose of the Audit Committee is to oversee the retention, performance and compensation of the independent public accountants for the Company, and the establishment and oversight of the Company's systems of internal accounting and auditing control. The Audit Committee held one meeting in 2002.

The Board of Directors established a Compensation Committee in April 1999. The Compensation Committee reviews the Company's compensation philosophy and programs, exercises authority with respect to the payment of salaries and incentive compensation to directors and executive officers and administers the Company's stock option plans. The Compensation Committee is composed of Messrs. Grossi, Mahood and Pefanis. The Compensation Committee held one meeting in 2002.


As required under Item 402(j)(1)(iii) and 402(j)(3) of Regulation S-K, none of the members of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Employment Agreements and Compensation Arrangements


The Company has retained Third Capital to provide certain professional and advisory services to the Company, including the services of Mr. Jarratt as Chairman of the Board and Chief Executive Officer, and Mr. Lewis as President and Chief Operating Officer. The Company pays Third Capital $85,000 per month (Third Capital voluntarily reduced this fee by 10%, commencing October 2001, however, there can be no assurance that Third Capital will continue to accept the reduced fee in the future) and reimburses Third Capital's out-of-pocket expenses for its services and direct expenses paid for by Third Capital on behalf of the Company. During 2002, the Company paid Third Capital a total of $918,000 for professional and advisory services, and paid an additional $216,603 for expenses in connection with the professional and advisory services performed by Third Capital. Mr. Jarratt is the Chief Manager and Chief Executive Officer, and Mr. Lewis is the Chief Operating Officer and General Counsel of Third Capital.

Mr. Monson executed an employment agreement with the Company in June 1994, which has continued on a month-to-month basis. Under the terms of the employment agreement, the Company is required to provide Mr. Monson with four months written notice of termination and the payment of a severance package equal to three months salary. Notice was given under that agreement on or about February 15, 2003.


Item 12. Security Ownership of Certain Beneficial Owners and Management


The following table includes, as of April 23, 2003, stock ownership for each shareholder known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, each director, director nominee and Named Executive Officer and all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them (all shares have been adjusted to reflect the one for ten reverse stock split which was effective October 15,
2002).




                                        Convertible
         Name and Address (1)               Debt              Options            Shares            Percentage (2)



 Christopher J. Jarratt                     2,029,474 (3)        112,500 (4)          18,750 (5)       59.9%
 James G. Lewis                             --                   105,000 (4)           4,280             3.0%
 Mark D. Grossi                             --                     6,500 (6)        --                   *
 David G. Mahood                            --                     4,000 (6)        --                   *
 Terry N. Pefanis                           --                     3,000 (6)        --                   *
 Michael J. Chiodo                          --                       400 (4)             584             *
 Scott G. Monson                            --                       400 (4)             193             *
 Third Capital Partners, LLC                                          --
 8275 South Eastern Avenue
 Suite 200
 Las Vegas, NV 89123                        2,029,474 (3)                             10,000           58.4%
 All Named Executive Officers
 and Directors as a group                   2,029,474            231,800              33,807           62.9%


*    Less than 1%

(1) Unless otherwise indicated, the address of each of the beneficial owners is c/o JB Oxford Holdings, Inc., 9665 Wilshire Boulevard, Suite 300, Beverly Hills, California 90212.

(2) Assumes the exercise of all options held by the shareholder, whether or not presently exercisable, and the conversion of all convertible debt into shares of Common Stock.


(3) Includes 1,280,410 shares of Common Stock issuable to Third Capital Partners, LLC ("Third Capital Partners") upon the conversion of $3.4 million of the Company's 9% Senior Secured Convertible Notes and 749,064 shares of Common Stock issuable to Third Capital Partners upon the conversion of $2.0 million of the Company's 9% Secured Convertible Notes. Mr. Jarratt, as Chief Manager and Chief Executive Officer of Third Capital Partners, has the sole right to vote, or direct the voting of, and the sole power to dispose or to direct the disposal of, of the shares of Common Stock owned by Third Capital Partners. See "Certain Relationships and Related Transactions."


(4) Options to purchase Common Stock granted pursuant to the Company's 1998 Stock Option and Award Plan. See "Stock Option Plans."


(5) Includes 4,000 shares of Common Stock owned by Mr. Jarratt's wife and 10,000 shares of Common Stock owned by Third Capital Partners.


(6) Options to purchase Common Stock granted under the Directors' Stock Plan. See "Stock Option Plans."

Item 13. Certain Relationships and Related Transactions

The Company retains Third Capital to furnish certain professional and advisory services to the Company, including the services of Messrs. Jarratt and Lewis. See "Executive Compensation and Other Information."

On January 9, 2001, the Company and Third Capital entered into a non-exclusive investment banking agreement to explore potential strategic transactions with other parties. Mr. Jarratt is the Chief Manager and Chief Executive Officer, and Mr. Lewis is the Chief Operating Officer and General Counsel of Third Capital. Third Capital will not receive any compensation under this agreement other than a contingent fee equal to a percentage of the consideration of a successful transaction. The Company will also reimburse Third Capital for its reasonable costs and expenses incurred in connection with its services under the agreement. The agreement has an initial term of six months with successive 90-day renewals after that. Either party may terminate the agreement for any reason at the conclusion of the initial six-month term or any 90-day renewal period. Third Capital has waived its finder's fee, to which it is otherwise entitled, with respect to each of the four asset acquisitions the Company has engaged in over the past year. Again, there can be no assurance that Third Capital will continue to waive the finder's fee in future acquisitions.


In June 1998, the Company issued a $3,418,696 Senior Secured Convertible Note and a $2,000,000 Secured Convertible Note, to Third Capital Partners, LLC, which were initially due December 31, 1999. In February 2003, both notes were extended for an additional year to December 31, 2003 pursuant to a Note Extension Agreement between the Company and Third Capital Partners, LLC. As consideration for the extension, and to reflect the effect of the reverse split which occurred in October 2002, the conversion rate on the Notes was adjusted to $2.67 per share, which was the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. Under the adjusted conversion rate, the Notes are convertible into 2,029,474 shares of common stock. Mr. Jarratt is the Manager and a member of Third Capital Partners, LLC.

On December 13, 2000, the Company loaned Third Capital Partners, LLC $2,500,000. The loan bears interest at 9.25% payable monthly with the principal amount due on December 31, 2003. Third Capital Partners, LLC is a significant shareholder of the Company. See "Stock Ownership of Certain Shareholders and Management." In addition, Mr. Jarratt is the Manager and a member, and Mr. Grossi is a member, of Third Capital Partners, LLC.

Item 14. Controls and Procedures

Within 90 days prior to the date of this report on Form 10-K/A, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.


                                     PART IV


Item 15.          Exhibits.  The following exhibits are contained herein:

Exhibit No.                 Description
-----------                -------------

99.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

99.2 Certification of Michael J. Chiodo,  Chief Financial  Officer,  pursuant to
     Section 906 of Sarbanes-Oxley Act of 2002, filed herewith


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2002.

JB Oxford Holdings, Inc.

By:   /s/Christopher L. Jarratt
      -------------------------
Christopher L. Jarratt
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of JB Oxford Holdings, Inc. and in the capacities and on the date indicated:



/s/  Christopher L. Jarratt                                 *
---------------------------                      -------------------------
Christopher L. Jarratt                           David G. Mahood, Director
Chairman of the Board and
Chief Executive Officer



         *                                                 *
--------------------------------                --------------------------
James G. Lewis, President, Chief                Mark M. Grossi, Director
Operating Officer and Director


         *                                                 *
--------------------------------                ---------------------------
Michael J. Chiodo                               Terry N. Pefanis, Director
Chief Financial Officer, Treasurer,
Chief Accounting Officer


April 29, 2003


* By Christopher L. Jarratt, as attorney-in-fact pursuant to the Power of Attorney contained in the Form 10-K filed on April 15, 2003.

April 29, 2003


                  CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER
                    AND PRINCIPAL FINANCIAL OFFICER REQUIRED
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


         I, Christopher L. Jarratt, certify that:

         1. I have reviewed this annual report on Form 10-K/A of JB Oxford Holdings, Inc.;

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


Dated: April 29, 2003               By:      /s/  Christopher L. Jarratt
                                             --------------------------------
                                             Christopher L. Jarratt
                                             Chief Executive Officer







         I, Michael J. Chiodo, certify that:

         1. I have reviewed this annual report on Form 10-K/A of JB Oxford Holdings, Inc.;

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


Dated: April 29, 2003                By:      /s/  Michael J. Chiodo
                                              ---------------------------------
                                                   Michael J. Chiodo
                                                   Chief Financial Officer