Form 10-Q
period 2003-03-31
JB OXFORD HOLDINGS INC
filed 2003-05-15
CIK 816330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number 0-16240

                            JB Oxford Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

UTAH                                        95-4099866
----                                        ----------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

  9665 Wilshire Blvd., Suite 300;  Beverly Hills, California       90212
  -------------------------------  -------------------------       -----
            (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (310) 777-8888

     Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months; and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No ___
                                        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2003, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 1,506,695.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                                         March 31, 2003   December 31,
                                                                           (Unaudited)        2002
                                                                           ------------   ------------

Assets:
Cash and cash equivalents                                                  $    983,181   $  5,579,755

Cash and cash equivalents segregated under federal and other
 regulations                                                                156,885,420    146,180,567

Receivable from broker-dealers and clearing organizations                    27,940,773      8,349,233

Receivable from customers (net of allowance for doubtful accounts of
 $2,716,761 and $2,701,183)                                                  69,440,744     82,418,263

Other receivables                                                             1,034,111        950,278

Marketable securities owned - at market value                                 2,480,087        629,083

Notes receivable from shareholder                                             2,500,000      2,500,000

Furniture, equipment, and leasehold improvements (at cost - net of
 accumulated depreciation and amortization of $5,427,914 and $5,088,794)      2,359,694      2,624,147

Income taxes receivable                                                       4,077,244      3,742,244

Deferred income taxes                                                         1,862,019      1,862,019

Clearing deposits                                                             4,555,674      4,507,266

Intangible assets (net of accumulated amortization of $2,486,391
and $2,115,771)                                                               4,386,297      4,756,918

Other assets                                                                    707,275        484,872
                                                                           ------------   ------------

Total assets                                                               $279,212,519   $264,584,645
                                                                           ============   ============

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                                             March 31, 2003    December 31,
                                                                               (Unaudited)         2002
                                                                              -------------    -------------

Liabilities and shareholders' equity:

   Liabilities:
     Payable to broker-dealers and clearing organizations                     $  48,115,580    $  38,813,043

     Payable to customers                                                       196,793,214      193,595,006

     Securities sold, not yet purchased - at market value                           193,800          138,484

     Accounts payable and accrued liabilities                                    10,117,799        7,507,410

     Loans from shareholders                                                      5,418,696        5,418,696

     Notes payable                                                                2,889,375        2,889,375
                                                                              -------------    -------------

   Total liabilities                                                            263,528,464      248,362,014
                                                                              -------------    -------------

   Commitments and contingencies

   Shareholders' equity:

     Common stock ($.01 par value, 100,000,000 shares authorized; 1,589,939
      shares issued)                                                                 15,899           15,899

     Additional paid-in capital                                                  17,496,396       17,496,396

     Retained earnings (deficit)                                                   (157,397)       1,329,564

     Treasury stock at cost, 83,244 and 130,494 shares                           (1,670,843)      (2,619,228)
                                                                              -------------    -------------

   Total shareholders' equity                                                    15,684,055       16,222,631
                                                                              -------------    -------------

   Total liabilities and shareholders' equity                                 $ 279,212,519    $ 264,584,645
                                                                              =============    =============


See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Operations
                                   (Unaudited)


                                       For The Three Months Ended
                                                March 31,
                                       --------------------------
                                          2003           2002
                                       -----------    -----------
Revenues:
   Clearing and execution              $   789,383    $   818,643
   Trading profits                         560,992        352,699
   Commissions                           2,012,616      2,025,942
   Interest                              1,522,312      1,902,573
   Other                                   104,022        176,264
                                       -----------    -----------
     Total Revenues                      4,989,325      5,276,121
                                       -----------    -----------
Expenses:
   Employee compensation                 1,934,739      2,175,305
   Clearing and floor brokerage            258,550        185,627
   Communications                          543,256        782,124
   Occupancy and equipment               1,143,311      1,157,468
   Interest                                333,495        536,518
   Data processing charges                 532,399        469,145
   Professional services                   591,067        722,731
   Promotional                              66,064        413,614
   Bad debts                                15,578         64,332
   Other operating expenses                572,526       (612,867)
                                       -----------    -----------
     Total Expenses                      5,990,985      5,893,997
                                       -----------    -----------
   Loss before income taxes             (1,001,660)      (617,876)
     Income tax benefit                   (320,389)      (210,000)
                                       -----------    -----------
   Net Loss                            $  (681,271)   $  (407,876)
                                       ===========    ===========

   Basic Net Loss Per Share            $     (0.45)   $     (0.29)
   Diluted Net Loss Per Share          $     (0.45)   $     (0.29)

   Weighted average number of shares
         Basic                           1,506,170      1,396,144
         Diluted                         1,506,170      1,396,144

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                         For The Three Months Ended
                                                                                   March 31,
                                                                        ------------------------------
                                                                            2003             2002
                                                                        -------------    -------------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net loss                                                              $    (681,271)   $    (407,876)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                            709,741          377,606
     Deferred rent                                                                 --          (40,003)
     Provision for bad debts                                                   15,578           64,332
     Benefit for deferred taxes                                                    --               --
     Changes in assets and liabilities:
       Cash segregated under federal and other regulations                (10,704,853)    (108,572,009)
       Receivable from broker-dealers and clearing organizations          (19,591,540)      28,274,149
       Receivable from customers                                           12,961,941      (44,136,057)
       Other receivables                                                      (83,833)         843,504
       Securities owned                                                    (1,851,004)          44,982
       Clearing deposits                                                      (48,408)         425,925
       Other assets                                                          (222,403)          21,779
       Payable to broker-dealers and clearing organizations                 9,302,537       94,205,490
       Payable to customers                                                 3,198,208       31,087,989
       Securities sold not yet purchased                                       55,316         (774,084)
       Accounts payable and accrued liabilities                             2,753,084       (2,462,303)
       Income taxes payable/receivable                                       (335,000)        (210,731)
                                                                        -------------    -------------
Net cash used in operating activities                                      (4,521,907)      (1,257,307)
                                                                        -------------    -------------
Cash flows from investing activities:
  Acquisitions of customer accounts                                                --       (1,050,000)
  Capital expenditures                                                        (74,667)         (33,496)
                                                                        -------------    -------------
Net cash used in investing activities                                         (74,667)      (1,083,496)
                                                                        -------------    -------------
Cash flows from financing activities:
  Repayments of notes payable                                                      --         (168,000)
                                                                        -------------    -------------
Net cash used in financing activities                                              --         (168,000)
                                                                        -------------    -------------
Net (decrease) in cash and cash equivalents                                (4,596,574)      (2,508,803)
Cash and cash equivalents at beginning of the quarter                       5,579,755        6,694,332
                                                                        -------------    -------------
Cash and cash equivalents at end of the quarter                         $     983,181    $   4,185,529
                                                                        =============    =============

See accompanying notes.

JB Oxford Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)


Note 1. Company's Quarterly Report Under Form 10-Q

     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries (the "Company") for the periods presented. The accompanying financial information should be read in conjunction with the Company's 2002 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.

Note 2. Earnings Per Share

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                                    For The Three Months Ended March 31,
                                                                           2003           2002
                                                                        -----------    -----------
Basic Earnings Per Share
   Net loss                                                             $  (681,271)   $  (407,876)
                                                                        -----------    -----------
   Income available to common stockholders (numerator)                     (681,271)   $  (407,876)
                                                                        ===========    ===========
   Weighted average common shares outstanding (denominator)               1,506,170      1,396,144
                                                                        ===========    ===========
   Basic Earnings Per Share                                             $     (0.45)   $     (0.29)
                                                                        ===========    ===========

Diluted Earnings Per Share
   Net loss                                                             $  (681,271)   $  (407,876)
   Interest on convertible debentures, net of income tax                         --             --
                                                                        -----------    -----------
   Income available to common stockholders plus assumed conversions
     (numerator)                                                        $  (681,271)   $  (407,876)
                                                                        ===========    ===========
   Weighted average common shares outstanding                             1,506,170      1,396,144
   Weighted average options outstanding                                          --             --
   Weighted average convertible debentures                                       --             --
   Stock acquired with option proceeds                                           --             --
                                                                        -----------    -----------
   Weighted average common shares and assumed conversions outstanding     1,506,170      1,396,144
     (denominator)
                                                                        ===========    ===========
   Diluted Earnings Per Share                                           $     (0.45)   $     (0.29)
                                                                        ===========    ===========


     The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions would have been used, the fully diluted shares outstanding for the quarters ended March 31, 2003 and 2002 would be 1,709,400 and 2,203,993, respectively.

     The options carry exercise prices ranging from $2.20 to $91.25 at March 31, 2003 and 2002. Options to purchase 254,725 shares of common stock at March 31, 2003 expire at various dates through October 4, 2012.

Note 3. Stock Options

SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation based method prescribed in SFAS No. 123. SFAS No 148 Accounting for Stock-Based Compensation - Transition and Disclosure" requires the Company to provide information required by SFAS 123 on a quarterly basis. No options were issued during the quarters ended March 31, 2003 and 2002, therefore there is no proforma net income or earnings per share to reports for those respective periods.

A summary of the status of the Company's stock options as of March 31 2003, and 2002, and changes during the periods ending on those dates is presented below:

                              March 31, 2002                  March 31, 2001
                                          Weighted                        Weighted
                          Shares          average         Shares           average
                        -----------     ------------   -------------      ---------
Outstanding at
  be-ginning of period    256,200          $26.88          383,120          $26.88
Granted                        --              --               --              --
Exercised                      --              --               --              --
Forfeited                  (1,475)          11.06           (4,015)          19.29

Outstanding at end of
  period                  254,725           15.75          379,105           26.96

Options exercisable
  at quarter-end          253,225           15.88          318,441          $27.60
Weighted-average fair
  value of options
  granted during the
  period                  $     --                         $    --


Note 4. Regulatory Requirements

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

     At March 31, 2003, JBOC had net capital of $8,444,661, which was 10.2% of aggregate debit items and $6,790,990 in excess of the minimum amount required. At December 31, 2002, JBOC had net capital of $9,452,719, which was 10.5% of aggregate debit items and $7,656,245 in excess of the minimum amount required.

Note 5. Contingent Liabilities

     The Company and its subsidiaries are a party to a number of pending legal or administrative proceedings incidental to the Company's business, including customer brokerage transactions claims as well as matters related to the Company's clearing services. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. Those that may have a significant impact on the Company have been reported in previous filings. There has been no significant change in legal and administrative proceedings reports in the Company's Form 10-K at December 31, 2002, except as follows:

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

Note 6. Supplemental Disclosures of Cash Flow Information

                                                For The Three Months Ended March 31,
                                                ------------------------------------
                                                      2003               2002
                                                    --------           --------
Supplemental Disclosures of Cash Flow Information
  Cash paid during the quarter for:
          Interest                                  $281,102           $546,485
          Income taxes                                 9,233                 --


Supplemental disclosure of non-cash investing and financing activities:
-----------------------------------------------------------------------

Treasury stock bonus issued to employees in the amount of $948,385 for 2003. Common stock issued and future payable incurred for acquisition of customer accounts in the amount of $911,000 for 2002.

Note 7. Liquidity

We finance our operations through the use of funds generated from the business of its subsidiaries, mainly JBOC. JBOC holds the majority of our corporate assets consisted of cash or assets readily convertible to cash. Our statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 4, "Regulatory Requirements," to the financial statements for regulatory requirements of the Company.

One measurement of our liquidity is JBOC's excess net capital. (See Note 4. Regulatory Requirements.) During the most recent four fiscal quarters, JBOC's excess net capital has declined an average of approximately $2.5 million per quarter. The greatest decrease occurred during the second quarter of 2002, due primarily to the arbitration award rendered against JBOC, resulting in a $3.0 million reduction in excess net capital. See Note 5, "Contingent Liabilities," to the financial statements. If this trend continues, our liquidity could further decrease and we will need to raise additional capital. If capital is raised through the issuance of equity securities, or securities which are convertible into equity securities, our existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us.

Notwithstanding this trend, we currently expects that our cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, if future positive cash flow is not realized, or expenses increase due to adverse results in legal or arbitration proceedings or for other unanticipated reasons, we will need to raise additional funds in order to continue its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
-----------------

Through our wholly-owned subsidiaries, we are engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. We are a fully integrated brokerage firm, providing retail brokerage services, clearing services and market making services to our customers. Our business is headquartered in Los Angeles and we have additional branches in New York and Minneapolis.

Our primary subsidiary is JB Oxford & Company. JB Oxford is a registered broker-dealer offering the following services: (i) providing discount and electronic brokerage services to the investing public; (ii) providing clearing and execution services to independent broker-dealers ("correspondents") on a fully-disclosed basis; and (iii) acting as a market maker in stocks traded on NASDAQ National Market System and other national exchanges. For 2002, our annual consolidated revenues were $22,387,879, which consisted primarily of commission and interest income from our discount and electronic brokerage division.

Recent Developments
-------------------

Our main operating subsidiary, JB Oxford & Company has filed for permission from the NASD to transfer its name and retail accounts to another of our wholly owned subsidiaries, Stocks 4 Less, Inc. If approved, Stocks 4 Less will be renamed JB Oxford & Company and will become an introducing retail broker. The existing JB Oxford & Company will be renamed National Clearing Corp. and will continue to provide clearing and execution services and market making activities, but will no longer maintain retail accounts. believe that splitting the retail discount and electronic brokerage services from the clearing and execution services will better position us to provide clearing services to other retail brokerage firms that may compete with JB Oxford's retail brokerage services.

On April 30, 2003, as required by applicable SEC rules, we filed the following notice with the SEC and the NASD: In accordance with SEC Rule 15c3-3(i), 17 C.F.R. 240.15c3-3(i), please be advised that the firm has been notified by the SEC, in the course of a routine examination, that certain of the securities in its reserve deposit accounts constitute non-qualified securities and that accordingly, the firm has had a historical deficiency in its required reserve deposits since in or about September 2002. The range of the deficiencies has been between approximately $120 and $145 million dollars.

Discount Brokerage Services
---------------------------

JB Oxford provides a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. We continue to upgrade and improve our brokerage technologies in order to provide our customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to our trading capabilities, JB Oxford's Internet sites (www.jboxford.com and www.mrstock.com) provide market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information.

The discount brokerage division has suffered substantially with the downturn in the brokerage industry over the past three years. We believe that the Company can recover from the volume declines in this business line, through our ability to provide high quality, flexible, and customer-sensitive responses and services. We continually upgrade our computer systems and services within each of our divisions to utilize and take advantage of the most recent technological developments.

Clearing and Execution Services
-------------------------------

JB Oxford is self-clearing and provides clearing and execution services to independent broker-dealers. The clearing business offers a high return on capital, and we believe that by careful selection and monitoring of JB Oxford's correspondents, this business division will make a positive contribution to our overall brokerage operations.

Market Making Activities
------------------------

In order to facilitate the execution of security transactions for our own customers and the customers of our correspondents, JB Oxford acts as a market maker for approximately 200 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The number of companies in which JB Oxford acts as a market maker fluctuates depending upon various factors, including trading volume and the number of employees in a trading capacity. Our market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. ("NASD") regarding best execution.

Results of Operations
---------------------

Revenues
--------

Our total revenues were $4,989,325 in the first quarter 2003, a decrease of 5% from $5,276,121 in the first quarter of 2002. The primary reason for the decrease was a decline in interest revenue of 20% to $1,522,312 in the current quarter from $1,902,573 in the first quarter of 2002. Additionally, commissions decreased 1% to $2,012,616 in the first quarter of 2002 from $2,025,942 in the first quarter of 2002. Trading profits increased 59% to $560,992 in the first quarter of 2003 from $352,699 in the first quarter of 2002.

Commission revenue decreased $13,326 or 1% to $2,012,616 in the first quarter 2003 compared to $2,025,942 in the first quarter of 2002. Trading volumes and commission revenue appear to be leveling out. The number of trades executed for customers is approximately the same in the first quarter of 2003 compared to the first quarter of 2002. For 2003, we anticipate commission revenue will continue to track the overall trading volumes within the industry. We are continuing to look for opportunities to grow its business through acquisitions of accounts from compatible discount and on-line brokerage operations of other firms. Although the we have completed acquisitions in the past year, there can be no assurance that the Company will complete any additional acquisitions, or if completed, that it will be successful.

Interest revenues decreased $380,261 or 20% to $1,522,312 in the first quarter 2003 compared to $1,902,573 in the first quarter of 2002. Net interest income decreased 13% from $1,366,055 in the first quarter 2002 to $1,188,817 in the first quarter 2003. The changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. Rates have not changed significantly over the past year, declining margin balances has been the most significant factor for the decrease.

Trading profits increased 59% to $560,992 in the first quarter of 2003 from $352,699 in the first quarter of 2002. The increase in trading profits resulted from our utilization of outside sources of order flow during the 2003. Volumes in the inventory accounts have decrease slightly, however this has resulted from our combining certain transactions for accounting purposes to reduce transaction costs. Management anticipates trading profits will continue to track the volumes of the discount and on-line brokerage operation for 2003, however, management is continuing to exploring new sources of order flow for us to utilize.

Clearing and execution revenues decreased $29,260 or 4% to $789,383in the first quarter 2003 compared to $818,643 in the first quarter of 2002. The decrease represents the decrease in correspondent trades cleared by us, as a result of declining volumes over the past three years the number of correspondent brokers have declined. It is anticipated that these revenues will track the transaction volume of the industry. we will continue to search for opportunities to attract new correspondent broker business.

Expenses
--------

Expenses totaled $5,990,985 for the first quarter of 2003, an increase of 2% from $5,893,997 in the first quarter of 2002. Included in the 2002 expenses is the reversal of an accrual of $960,000 for an anticipated payment to the Securities and Exchange Commission. This reduced the total expenses for 2002. To exclude this reversal from the analysis would indicate that expenses decreased $863,012 or 15% during the first quarter of 2003 compared to the first quarter of 2002. The decreases in certain expense items reflect the impact of cost containment measures taken by management during the past several years. Many of our expenses, including clearing expense, interest expense, and data processing charges are directly related to commission revenues, interest revenues and trading revenues.

Employee compensation decreased by 11% in the first quarter of 2003 to $1,934,739 from $2,175,305 in the first quarter of 2002. Interest expense decreased 38% to $333,495 in the first quarter of 2003 from $536,518 in the first quarter of 2002. These decreases are in line with the revenue decreases discussed above.

Promotional expenses decreased $347,550 or 84% to $66,064 in the first quarter of 2003 from $413,614 in the first quarter of 2002. These costs have decreased as management has focused on more efficient means of advertising. During the first quarter of 2002 we ran a print campaign, which was subsequently discontinued. Management will continue to look at advertising as a means of name branding while also looking to increase customer accounts through acquisitions.

Other expense increased by $1,185,393 during the first quarter of 2003 compared to the first quarter of 2002. The most significant reason for the increase is due to the reversal of the amount accrued for an anticipated payment to the Securities and Exchange Commission of $960,000 which occurred in the first quarter of 2002. Additionally, amortization expense of intangible assets increased $343,121 to $370,621 during the first quarter of 2003 from $27,500 for the first quarter of 2002.

Management continues to examine ways to contain costs and improve efficiencies. We will continue to seek ways to cut costs and add revenues.

Liquidity and Capital Resources
-------------------------------

We finance our operations through the use of funds generated from the business of its subsidiaries, mainly JBOC. JBOC holds the majority of our corporate assets consisted of cash or assets readily convertible to cash. Our statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 4, "Regulatory Requirements," to the financial statements for regulatory requirements of the Company.

One measurement of our liquidity is JBOC's excess net capital. (See Note 4. Regulatory Requirements.) During the most recent four fiscal quarters, JBOC's excess net capital has declined an average of approximately $2.5 million per quarter. The greatest decrease occurred during the second quarter of 2002, due primarily to the arbitration award rendered against JBOC, resulting in a $3.0 million reduction in excess net capital. See Note 5, "Contingent Liabilities," to the financial statements. If this trend continues, our liquidity could further decrease and we will need to raise additional capital. If capital is raised through the issuance of equity securities, or securities which are convertible into equity securities, our existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us.

Notwithstanding this trend, we currently expects that our cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, if future positive cash flow is not realized, or expenses increase due to adverse results in legal or arbitration proceedings or for other unanticipated reasons, we will need to raise additional funds in order to continue its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities.

Liquidity at March 31, 2003
---------------------------

Our cash position decreased during the first quarter of 2003 by $4,596,574 to $983,181. This compares with a net decrease in cash and cash equivalents of $2,508,803 in the first quarter of 2002. The fluctuation in our cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

Cash Flows From Operating Activities
------------------------------------

Net cash used in operating activities was $4,521,907 for the first quarter of 2003, compared to cash of $1,257,307 used in operations during the first quarter of 2002. Our net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

During the first quarter of 2003, the most significant source of cash was the increase in payables to broker-dealers and clearing organizations of $9,302,537 and was the result of increased stock loan activity. Additionally, payables to customers increased to provide cash of $3,198,208. These sources of cash was used by the increase in cash segregated under federal and other regulations which increased $10,704,853 and an increase in receivable from broker-dealer and clearing organizations of $19,591,540.

Cash Flows Used In Investing Activities
---------------------------------------

The net cash used in investing activities during the first quarter of 2003 was $74,667 compared with $1,083,496 during the same quarter of 2002. Cash used in the first quarter of 2003 consisted of $74,667 used for capital expenditures, as compared to $33,496 used for capital expenditures in the first quarter of 2002. We used additional cash of $1,050,000 to acquire the right to service certain customer accounts during the first quarter of 2002. We presently have no plans to open additional offices and no significant commitments for capital expenditures, therefore, our requirement for capital resources is not material to the business as a whole. We continues to look for opportunity to grow its business through acquisition and if acquisitions are made, we may expend its resources on an investment in such an acquisition.

Cash Flows From Financing Activities
------------------------------------

We had no cash transactions for financing activities in the first quarter of 2003, compared to $168,000 cash used by financing activities in the first quarter of 2002. The cash used in 2002 was for the repayment of notes payable.

Recent Accounting Pronouncements
--------------------------------

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN 45) to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees." FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation -Transition and Disclosure-an amendment of FASB No.123." This Statement amends SFAS No.123 "Accounting for Stock-Based Compensation" (SFAS No.
123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective for fiscal years beginning after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under APB 25 to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to
Note 13 of the Notes to Consolidated Financial Statements for proforma disclosure of the impact of stock options utilizing the Black-Scholes valuation method.

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

     You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading "Business Overview - Forward Looking Statements and Risk Factors" in our Form 10-K for the year ended December 31, 2002 before making an investment decision in the Company. These risks include, among others, the following:

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

o inability to successfully identify, consummate, fund or integrate future acquisitions;

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

o the impact of any inability to repay our secured convertible notes to Third Capital Partners, LLC or otherwise obtain an extension of time for repayment

o the impact on our liquidity if our excess net capital continues to decrease;

o inability to maintain the listing of our common stock on the Nasdaq Small Cap Market;

o Any sanctions imposed on us by the SEC or NASD as a result of our recent failure to comply with the reserve account requirements of SEC Rule 15c3-3; and

o any inability by us to comply with SEC or NASD rules and regulations in the future.

     These risks and uncertainties are not the only ones we face, and there may be additional risks of which we do not presently know or that we currently deem immaterial. If any of the risks actually occur, these risks could have a materially adverse effect on our business, financial condition or results of operations. In that case, the trading price of our stock could decline, and you may lose all or part of your investment. We undertake no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures
-----------------------

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements" above. we are exposed to market risk related to changes in interest rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

Retail broker-dealers with clearing operations, such as ourselves, are exposed to risks that exceed the simple risk of loss of business due to the loss of retail customers and/or correspondents. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business in the event that the correspondent fails. These risks result where the total assets, securities held in inventory, and cash of the failed correspondent are insufficient to cover the unpaid customer debits, together with losses which may be generated in the correspondent's trading account. We have established procedures to review a correspondent's inventory and activities in an effort to prevent such losses in the event of a correspondent's failure. However, there can be no assurance that our procedures will be effective in avoiding losses.

Areas outside of our control which affect the securities market, such as severe downturns or declines in market activity, may cause substantial financial exposure. This is particularly true with regard to the receivables that are carried in customers' margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loans would exceed such value. While we are authorized to liquidate the securities and to utilize the correspondent's account balances to cover any shortfall, in a worst case scenario, such collateral may not be sufficient to cover all losses.

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

Equity Price Risk
-----------------

JBOC acts as a market maker for approximately 200 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are a party to a number of pending legal, arbitration or administrative proceedings, including suits involving various customers that allege damages arising as a result of brokerage transaction claims as well as matter related to our clearing services. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of our business. Those that may have a significant impact on us have been reported in previous filings and the following is a description of any material developments or changes in such legal proceedings.

In May 2002, we amended our agreement with the Los Angeles office of the United States Attorney's Office (the "USAO") extending the payment schedule for the balance owing under the settlement agreement entered into by us in 2001 to settle certain charges brought against it related alleged conduct which occurred in or about 1997 or earlier. Information regarding the charges and settlement have been previously reported in our Form 10-Q for the quarter ended March 31, 2002 and our Form 10-K for the year ended December 31, 2002. In February 2003, the Los Angeles office of the USAO agreed to extend the due date on the $500,000 payment then due under the Settlement Agreement. We made a partial payment of $50,000 on March 31, 2003, and the USAO has extended the time for any further payment until June 2, 2003. The final payment of $500,000 remains due on February 14, 2004. We originally accrued payments to the USAO and SEC totaling approximately $3.0 million. Because the SEC investigation closed without action or monetary assessment and due to the payments made to date, the amount accrued has been reduced to $950,000.


Item 2. Changes in Securities and Use of Proceeds

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

Item 5. Other Events

On April 30, 2003, as required by applicable SEC rules, we filed the following notice with the SEC and the NASD: In accordance with SEC Rule 15c3-3(i), 17 C.F.R. 240.15c3-3(i), please be advised that the firm has been notified by the SEC, in the course of a routine examination, that certain of the securities in its reserve deposit accounts constitute non-qualified securities and that accordingly, the firm has had a historical deficiency in its required reserve deposits since in or about September 2002. The range of the deficiencies has been between approximately $120 and $145 million dollars.


Item 6.  Exhibits and Reports on Form 8-K

(a) 99.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.
         99.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.


(b)      Reports on Form 8-K.

         During the first quarter, we filed a Report on Form 8-K, dated February 13, 2003,. reporting the note extension agreement between us and Third Capital Partners, LLC.

         Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo

Michael J. Chiodo
Chief Financial Officer


May 13, 2002

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


Dated: May 13, 2003          By: /s/  Christopher L. Jarratt
                                 ---------------------------
                                 Christopher L. Jarratt
                                 Chief Executive Officer

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


Dated: May 13, 2003         By: /s/ Michael J. Chiodo
                                -------------------------------
                                Michael J. Chiodo
                                Chief Financial Officer