Form 10-Q
period 2003-06-30
JB OXFORD HOLDINGS INC
filed 2003-08-14
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 2003, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 1,506,695.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                         June 30, 2003       December 31,
                                                                          (Unaudited)           2002
                                                                         -------------      -------------
Assets:

Cash and cash equivalents                                                $   2,889,084      $   5,579,755

Cash and cash equivalents segregated under federal and other
 regulations                                                               153,286,357        146,180,567

Receivable from broker-dealers and clearing organizations                   21,675,166          8,349,233

Receivable from customers (net of allowance for doubtful accounts
 of $2,736,260 and $2,701,183)                                              63,808,383         82,418,263

Other receivables                                                              789,509            950,278

Marketable securities owned - at market value                                  264,478            629,083

Notes receivable from shareholder                                            2,500,000          2,500,000

Furniture, equipment, and leasehold improvements (at cost - net of accumulated depreciation and amortization of $5,742,779
 and $5,088,794)                                                             2,079,637          2,624,147

Income taxes receivable                                                      1,179,178          3,742,244

Deferred income taxes                                                          982,019          1,862,019

Clearing deposits                                                            7,371,000          4,507,266

Intangible assets (net of accumulated amortization of $2,857,012
 and $2,115,771)                                                             4,015,677          4,756,918

Other assets                                                                   667,495            484,872
                                                                         -------------      -------------
Total assets                                                             $ 261,507,983      $ 264,584,645
                                                                         =============      =============

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                                June 30, 2003         December 31,
                                                                                 (Unaudited)              2002
                                                                                -------------        -------------
Liabilities and shareholders' equity:

Liabilities:

  Payable to broker-dealers and clearing organizations                             30,515,225        $  38,813,043

  Payable to customers                                                            200,106,325          193,595,006

  Securities sold, not yet purchased - at market value                                673,935              138,484

  Accounts payable and accrued liabilities                                          8,006,849            7,507,410

  Loans from shareholders                                                           5,418,696            5,418,696

  Notes payable                                                                     2,889,375            2,889,375
                                                                                -------------        -------------

Total liabilities                                                                 247,610,405          248,362,014
                                                                                -------------        -------------

Commitments and contingencies

Shareholders' equity:

  Common stock  ($.01 par value, 100,000,000 shares authorized; 1,589,939
   shares issued)                                                                      15,899               15,899

  Additional paid-in capital                                                       17,496,396           17,496,396

  Retained earnings (deficit)                                                      (1,943,874)           1,329,564

  Treasury stock at cost, 83,244 and 130,494 shares                                (1,670,843)          (2,619,228)
                                                                                -------------        -------------

Total shareholders' equity                                                         13,897,578           16,222,631
                                                                                -------------        -------------

Total liabilities and shareholders' equity                                      $ 261,507,983        $ 264,584,645
                                                                                =============        =============

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                               For The Six Months Ended
                                                       June 30,
                                           --------------------------------
                                                2003               2002
                                           ------------        ------------
Revenues:
   Commissions                             $  4,132,050        $  3,725,463
   Interest                                   2,929,189           4,320,926
   Trading profits                            1,268,188             741,988
   Clearing and execution                     1,436,909           1,975,130
   Other                                        269,175             474,347
                                           ------------        ------------

   Total revenues                            10,035,511          11,237,854
                                           ------------        ------------

Expenses:

   Employee compensation                      3,674,633           4,279,693
   Clearing and floor brokerage                 518,047             410,663
   Communications                             1,060,573           1,426,573
   Occupancy and equipment                    2,226,261           2,696,169
   Interest                                     651,592           1,149,557
   Data processing charges                    1,106,596             973,347
   Professional services                      1,311,395           1,695,757
   Promotional                                  120,086           1,126,024
   Bad debts                                     35,077             155,705
   Other operating expenses                   2,908,732           3,150,383
                                           ------------        ------------

   Total expenses                            13,612,992          17,063,871
                                           ------------        ------------

  Loss before income taxes                   (3,577,481)         (5,826,017)

     Income tax benefit                      (1,109,733)         (1,900,000)
                                           ------------        ------------

   Net loss                                $ (2,467,748)       $ (3,926,017)
                                           ============        ============

   Basic net loss per share                $      (1.64)       $      (2.78)
   Diluted net loss per share              $      (1.64)       $      (2.78)
   Weighted average number of shares
         Basic                                1,506,434           1,410,242
         Diluted                              1,506,434           1,410,242


See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                 For The Three Months Ended
                                                          June 30,
                                             -----------------------------------
                                                 2003                2002
                                             ------------        ------------
Revenues:
   Commissions                                  2,119,434        $  1,699,521
   Interest                                     1,406,877           2,418,353
   Trading profits                                707,196             389,289
   Clearing and execution                         647,526           1,156,487
   Other                                          165,153             298,083
                                             ------------        ------------
   Total revenues                               5,046,186           5,961,733
                                             ------------        ------------
Expenses:
   Employee compensation                        1,739,894           2,104,388
   Clearing and floor brokerage                   259,497             225,036
   Communications                                 517,317             644,449
   Occupancy and equipment                      1,082,950           1,538,701
   Interest                                       318,097             613,039
   Data processing charges                        574,197             504,202
   Professional services                          720,328             973,026
   Promotional                                     54,022             712,410
   Bad debts                                       19,499              91,373
   Other operating expenses                     2,336,206           3,763,250
                                             ------------        ------------
   Total expenses                               7,622,007          11,169,874
                                             ------------        ------------

  Loss before income taxes                     (2,575,821)         (5,208,141)

     Income tax benefit                          (789,344)         (1,690,000)
                                             ------------        ------------
   Net loss                                  $ (1,786,477)       $ (3,518,141)
                                             ============        ============

   Basic net income (loss) per share         $      (1.19)       $      (2.47)
   Diluted net income (loss) per share       $      (1.19)       $      (2.47)
   Weighted average number of shares
         Basic                                  1,506,695           1,424,184
         Diluted                                1,506,695           1,424,184

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                   For The Six Months Ended
                                                                                           June 30,
                                                                                --------------------------------
                                                                                  2003                   2002
                                                                                ------------        ------------
Cash flows from operating activities:
  Net loss                                                                      $ (2,467,748)       $ (3,926,017)
  Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                 1,395,226           1,351,553
     Deferred rent                                                                        --
     Provision for bad debts                                                          35,077             155,705
      Deferred income tax provision (benefit)                                        880,000                  --
   Changes in assets and liabilities:
     Cash segregated under federal and other regulations                          (7,105,790)        (68,312,936)
     Receivable from broker-dealers and clearing organizations                   (13,325,933)         38,835,498
     Receivable from customers                                                    18,574,803          14,715,505
     Other receivables                                                               160,769             666,627
     Securities owned                                                                364,605             417,764
     Clearing deposits                                                            (2,863,734)           (158,125)
     Other assets                                                                   (182,623)             17,766
     Payable to broker-dealers and clearing organizations                         (8,297,818)          8,846,319
     Payable to customers                                                          6,511,319           8,108,334
     Securities sold, not yet purchased                                              535,451            (789,544)
     Accounts payable and accrued liabilities                                        642,134             649,715
     Income taxes receivable                                                       2,563,066          (1,965,368)
                                                                                ------------        ------------
Net cash used in operating activities                                             (2,581,196)         (1,387,204)
                                                                                ------------        ------------
Cash flows from investing activities:
  Capital expenditures                                                              (109,475)           (180,398)
  Acquisitions of customer accounts                                                       --          (1,312,019)
                                                                                ------------        ------------
Net cash used in investing activities                                               (109,475)         (1,492,417)
                                                                                ------------        ------------
Cash flows from financing activities:
 Repayments of notes payable                                                              --            (420,000)
                                                                                ------------        ------------
Net cash used in financing activities                                                     --            (420,000)
                                                                                ------------        ------------
Net decrease in cash and cash equivalents                                         (2,690,671)         (3,299,621)
Cash and cash equivalents at beginning of the period                               5,579,755           6,694,332
                                                                                ------------        ------------
Cash and cash equivalents at end of the period                                  $  2,889,084        $  3,394,711
                                                                                ============        ============

See accompanying notes.

JB Oxford Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)

Note 1. Company's Quarterly Report Under Form 10-Q

     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. JB Oxford & Company ("JBOC"), a registered securities broker-dealer, is the Company's most significant operating subsidiary. The accompanying financial information should be read in conjunction with the Company's 2002 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K filed with the SEC on April 15, 2003. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.

Note 2. Earnings per Share

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                  For The Six Months Ended     For The Three Months Ended
                                                           June 30,                      June 30,
                                                    2003           2002           2003           2002
                                                ------------   ------------   ------------   ------------
Basic earnings per share:
   Net loss                                     $ (2,467,748)  $ (3,926,017)  $ (1,786,477)  $ (3,518,141)
                                                ------------   ------------   ------------   ------------
   Loss available to common stockholders        $ (2,467,748)  $ (3,926,017)  $ (1,786,477)  $ (3,518,141)
     (numerator)
                                                ============   ============   ============   ============
   Weighted average common shares outstanding      1,506,434      1,410,242      1,506,695      1,424,184
     (denominator)
                                                ============   ============   ============   ============
   Basic earnings per share                     $      (1.64)  $      (2.78)  $      (1.19)  $      (2.47)
                                                ============   ============   ============   ============

Diluted earnings per share:
   Net Loss                                     $ (2,467,748)  $ (3,926,017)  $ (1,786,477)  $ (3,518,141)
   Interest on convertible debentures, net of
     income tax                                           --             --             --             --
                                                ------------   ------------   ------------   ------------
   Loss available to common stockholders plus   $ (2,467,748)  $ (3,926,017)  $ (1,786,477)  $ (3,518,141)
     assumed conversions (numerator)
                                                ============   ============   ============   ============
   Weighted average common shares outstanding      1,506,434      1,410,242      1,506,695      1,424,184
   Weighted average options outstanding                   --             --             --             --
   Weighted average convertible debentures                --             --             --             --
   Stock acquired with proceeds                           --             --             --             --
                                                ------------   ------------   ------------   ------------
   Weighted average common shares and assumed      1,506,434      1,410,242      1,506,695      1,424,184
     conversions outstanding (denominator)
                                                ============   ============   ============   ============
   Diluted earnings per share                   $      (1.64)  $      (2.78)  $      (1.19)  $      (2.47)
                                                ============   ============   ============   ============

     The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions would have been used, the fully diluted shares outstanding for the six months ended June 30, 2003 and 2002 would be 1,709,643 and 2,193,811, respectively.

     The options carry exercise prices ranging from $2.20 to $91.25 at June 30, 2003 and 2002. Options to purchase 254,725 shares of common stock at June 30, 2003 expire at various dates through October 4, 2012.

Note 3. Stock Options

SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation based method prescribed in SFAS No. 123. SFAS No 148 Accounting for Stock-Based Compensation - Transition and Disclosure" requires the Company to provide information required by SFAS 123 on a quarterly basis. No options were issued during the six months ended June 30, 2003 and 2002, therefore there is no proforma net income or earnings per share to reports for those respective periods.

A summary of the status of the Company's stock options as of June 30, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                    June 30, 2003            June 30, 2002
                                              Weighted                  Weighted
                                 Shares        average    Shares        average
                                --------      --------   --------      --------
     Outstanding at              257,200      $  15.72    383,120      $  26.88
       beginning of period
     Granted                          --            --         --            --
     Exercised                        --            --         --            --
     Forfeited                      (375)        32.37     (7,325)        15.53
                                --------                 --------
     Outstanding at end of
       period                    256,825         15.66    375,795         26.96
                                ========                 ========
     Options exercisable         255,725         15.88    318,441      $  27.60
       at quarter-end
     Weighted-average fair
       value of options
       granted during the
       period                   $     --                 $     --

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

     At June 30, 2003, JBOC had net capital of $9,655,287, which was 12.5% of aggregate debit items and $8,109,371 in excess of the minimum amount required. At December 31, 2002, JBOC had net capital of $9,452,719, which was 10.5% of aggregate debit items and $7,656,245 in excess of the minimum amount required.

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

     In February 2003, the Los Angeles office of the United States Attorney's Office (the "USAO") agreed to extend the due date on the $500,000 payment then due under the Settlement Agreement. The Company made a partial payment of $50,000 on March 31, 2003, and the USAO has extended the time for any further payment until June 2, 2003. The Company is currently in negotiations for a further extension of the $450,000 balance of this payment. The final payment of $500,000 remains due on February 14, 2004. The Company originally accrued payments to the USAO and SEC totaling approximately $3,000,000. Because the SEC investigation closed without action or monetary assessment and due to the payments made to date, the amount accrued has been reduced to $950,000.

Note 6. Supplemental Disclosures of Cash Flow Information

                                                              For The Six Months Ended June 30,
                                                              ---------------------------------
                                                                   2003               2002
                                                                ----------         ----------
Supplemental Disclosures of Cash Flow Information Cash paid
    during the quarter for:
        Interest                                                $  573,185         $  984,140
        Income taxes                                                75,974             58,308

Supplemental disclosure of non-cash investing and financing activities:

     Treasury stock bonus issued to employees in the amount of $948,385 for 2003.

     Common stock issued and future payable incurred for acquisition of customer accounts in the amount of $911,000 for 2002.

Note 7. Liquidity

We finance our operations through the use of funds generated from the business of its subsidiaries, mainly JBOC. JBOC holds the majority of our corporate assets consisting of cash or assets readily convertible to cash. Our statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the National Association of Securities Dealers, Inc.("NASD") and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 4, "Regulatory Requirements," to the financial statements for regulatory requirements of the Company.

One measurement of our liquidity is JBOC's excess net capital. (See Note 4. Regulatory Requirements.) During the most recent four fiscal quarters, JBOC's excess net capital has declined an average of approximately $750,000 per quarter. If this trend continues, our liquidity could further decrease and we will need to raise additional capital. Capital is raised through the issuance of equity securities, or securities which are convertible into equity securities. This would cause existing shareholders to experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us.

Notwithstanding this downward trend in excess net capital, we currently expect that our cash resources and available bank and stock loan credit facilities will be sufficient to fund our expected working capital and capital expenditure requirements for the foreseeable future. However, if future positive cash flow is not realized, or expenses increase due to adverse results in legal or arbitration proceedings, we are unable to obtain an extension of time for repayment of the notes payable to Third Capital Partners LLC due December 31,2003, or for other unanticipated reasons, we will need to raise additional funds in order to continue our business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities.

Note 8. Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN 45) to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees." FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation -Transition and Disclosure-an amendment of FASB No.123." This Statement amends SFAS No.123 "Accounting for Stock-Based Compensation" (SFAS No.
123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective for fiscal years beginning after December 15, 2002. We plan to continue to account for stock-based employee compensation under APB 25 to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to
Note 13 of the Notes to Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation be business enterprises of variable interest entities as defined in the interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Interpretation requires certain disclosures in the financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. We do not have variable interests in variable interest entities.

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

Our primary subsidiary is National Clearing Corp, dba as JB Oxford & Company ("JB Oxford"). JB Oxford is a registered broker-dealer providing discount and electronic brokerage services to the investing public; clearing and execution services to independent broker-dealers ("correspondents") on a fully-disclosed basis; and acts as a market maker in stocks traded on NASDAQ National Market System and other national exchanges. For 2002, our annual consolidated revenues were $22,387,879, which consisted primarily of commission and interest income from our discount and electronic brokerage division.

Recent Developments

Our main operating subsidiary, JB Oxford recently received permission from the NASD to transfer its name and retail accounts to another of our wholly owned subsidiaries, Stocks 4 Less, Inc. Stocks 4 Less will be renamed JB Oxford & Company and will become an introducing retail broker. The existing JB Oxford & Company has been renamed National Clearing Corp. and will continue to provide clearing and execution services and market making activities, but will no longer maintain retail accounts. National Clearing Corp will continue to use the JB Oxford name until the split is effectuated. We believe that separating the retail discount and electronic brokerage services from the clearing and execution services will better position us to provide clearing services to other retail brokerage firms that may compete with JB Oxford's retail brokerage services. The transfer of business is planned for October 1, 2003.

Discount Brokerage Services

We provide a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. We continue to upgrade and improve our brokerage technologies in order to provide our customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to our trading capabilities, Internet sites (www.jboxford.com and www.mrstock.com) provide market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information.

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

Clearing and Execution Services

We provide clearing and execution services to independent broker-dealers. The clearing business offers a high return on capital, and we believe that by careful selection and monitoring of our correspondents, this business division will make a positive contribution to our overall brokerage operations.

Market Making Activities

In order to facilitate the execution of security transactions for our own customers and the customers of our correspondents, We act as a market maker for approximately 200 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The number of companies in which we act as a market maker fluctuates depending upon various factors, including trading volume and the number of employees in a trading capacity. Our market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the NASD regarding best execution.

Results of Operations

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Revenues

Our total revenues were $10,035,511 in the first half 2003, a decrease of 11% from $11,237,854 in the first half of 2002. The primary reason for the decrease was a decline in interest revenue of 32% to $1,391,737 in the current period from $4,320,926 in the first half of 2002. Additionally, clearing and execution revenues decreased 27% to $1,436,909 in the first half of 2003 from $1,975,130 in the first half of 2002. Commission revenues increased 11% to $4,132,050 in the first half of 2003 from $3,725,463 in the first half of 2002. Trading profits increased 71% to $1,268,188 in the first half of 2003 from $741,988 in the first half of 2002.

Commission revenue increased $406,587 or 11% to $4,132,050 in the first half 2003 compared to $3,725,463 in the first half of 2002. Trading volumes and commission revenue rebounded during the second quarter of 2003. The number of trades executed for customers is up approximately 25% from the first half of 2003 compared to the first half of 2002. For 2003, we anticipate commission revenue will continue to track the overall trading volumes within the industry. We are continuing to look for opportunities to grow our business through acquisitions of accounts from compatible discount and on-line brokerage operations of other firms. Although we have completed acquisitions in the past year, there can be no assurance that we will complete any additional acquisitions, or if completed, that they will be successful.

Interest revenues decreased $1,391,737 or 32% to $2,929,189 in the first half 2003 compared to $4,320,926 in the first half of 2002. Net interest income decreased 28% from $3,171,369 in the first half 2002 to $2,277,597 in the first half 2003. The changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. Interest rates were down 0.25% during the second quarter of 2003. This change and declining margin balances have been the most significant factor for the decrease.

Trading profits increased 71% to $1,268,188 in the first half of 2003 from $741,988 in the first half of 2002. The increase in trading profits resulted from our utilization of outside sources of order flow during 2003. We have also taken positions in certain securities we believe will be profitable. These positions proved to be profitable during the second quarter 2003 but there can be no assurance that our positions will continue to be profitable. Volumes in the inventory accounts have decreased slightly, however this has resulted from our combining certain transactions for accounting purposes to reduce transaction costs. Management anticipates trading profits will continue to track the volumes of the discount and on-line brokerage operations for 2003, however, management is continuing to explore new sources of order flow. We will also look at opportunities to earn profits by taking proprietary positions.

Clearing and execution revenues decreased $538,221 or 27% to $1,436,909 in the first half 2003 compared to $1,975,130 in the first half of 2002. The decrease represents the decrease in correspondent trades cleared by us resulting from declining volumes over the past three years and a decline in the number of correspondent. We are in the process of developing technology to provide correspondent customers with a turnkey front-end trade system. This will help attract additional correspondents. We will continue to search for opportunities to attract new correspondent broker business.

Expenses

Expenses totaled $13,612,992 for the first half of 2003, a decrease of 20% from $17,063,871 in the first half of 2002. Included in the expense of 2003 is a $1,500,000 accrual for the abandonment of leased property in Oakland, California related to the acquisition of the Mr. Stock accounts. Included in the 2002 expenses is the reversal of an accrual of $960,000 for an anticipated payment to the Securities and Exchange Commission. This reduced the total expenses for 2002. Also included in 2002 is a settlement expense of $3,000,000. To exclude these one time items from the analysis would indicate that expenses decreased $2,660,879 or 18% during the first half of 2003 compared to the first half of 2002. The decreases in certain expense items reflect the impact of cost containment measures taken by management during the past several years. Many of our expenses, including clearing expense, interest expense, and data processing charges are directly related to commission revenues, interest revenues and trading revenues.

Employee compensation decreased by 14% in the first half of 2003 to $3,674,633 from $4,279,693 in the first half of 2002. Reductions in the company's workforce resulted in the reduced salary costs. Interest expense decreased 43% to $651,592 in the first half of 2003 from $1,149,557 in the first half of 2002. This decrease is the result of declining customer credit balances and interest rate decreases.

Promotional expenses decreased $1,005,938 or 89% to $120,086 in the first half of 2003 from $1,126,024 in the first half of 2002. These costs have decreased as management has focused on more efficient means of advertising. During the first half of 2002 we ran a print campaign, which was subsequently discontinued. Management will continue to look at advertising as a means of name branding while also looking to increase customer accounts through acquisitions.

Other expense decreased by $241,651 during the first half of 2003 compared to the first half of 2002. The most significant reason for the change is due to the reversal of the amount accrued for an anticipated payment to the Securities and Exchange Commission of $960,000, which occurred in the first quarter of 2002, and the settlement expense of $3,000,000 recorded in the second quarter of 2002. This reduction has, in part, been offset by a one-time charge for the abandonment of leased property in Oakland, California related to the acquisition of the Mr. Stock accounts. This one time charge is $1,500,000. Additionally, amortization expense of intangible assets increased $270,553 to $741,241 during the first half of 2003 from $470,688 for the first half of 2002.

Quarter Ended June 30, 2003 Compared with Quarter Ended June 30, 2002

We recorded a net loss of $1,786,477 for the quarter ended June 30, 2003. This compares with a net loss of $3,518,141 for the quarter ended June 30, 2002.

Total revenues for the second quarter of 2003 were $5,046,186, a decrease of $915,547 or 15% from the comparable quarter of 2002 and an increase of $56,861 or 1% from the first quarter of 2003. Commission revenue increased $419,913 or 25% during the second quarter of 2003 compared with the second quarter of 2002 and $106,818 or 5% from the first quarter of 2003, as trade volumes increased in the second quarter of 2003

Clearing revenue decreased $508,961 or 44% during the second quarter of 2003 compared with the second quarter of 2002, and $141,857 or 18% compared with the first quarter of 2003.

Interest revenue decreased $1,011,476 or 42% to $1,406,877 from $2,418,353 for the second quarter of 2003 compared with the second quarter of 2002. Interest revenue decreased $115,435 or 8% from the first quarter of 2003. Net interest income decreased $716,534 or 40% to $1,088,780 in the second quarter of 2003 from $1,805,314 in the second quarter of 2002. Net interest income decreased $100,037 or 8% from the first quarter of 2003.

Total expenses for the second quarter of 2003 were $7,622,007, a decrease of $3,547,867 or 32% from the comparable quarter of 2002, and an increase of $1,631,022 or 27% from the first quarter of 2003. Interest expense decreased $294,942 or 48% during the second quarter of 2003 compared with the second quarter of 2002 and $15,398 or 5% compared with the first quarter of 2003. Interest costs decreased due to declining customer credit balances and lower interest rates.

Employee compensation decreased $364,494 or 17% to $1,739,894 in the second quarter of 2003 from $2,104,388 during the second quarter of 2002, and $194,845 or 10% from the first quarter of 2003. Reductions in the company's workforce resulted in the reduced salary costs. Promotional costs decreased $658,388 or 92% in the second quarter of 2003 compared with the second quarter of 2002, and increased $3,921 or 25% from the first quarter of 2003.

Other expenses decreased $1,427,044 or 38% in the second quarter of 2003 compared with the second quarter of 2002, and increased $1,763,680 or 308% from the first quarter of 2003. The decrease from the second quarter of 2002 is related to an arbitration award of $3,000,000 that had been accrued during the second quarter of 2002. The increase over the first quarter of 2003 is the result of a one-time charge for the abandonment of leased property in Oakland, California, related to the acquisition of the Mr. Stock accounts in the amount of $1,500,000.

Management continues to examine ways to cut costs and improve efficiencies but there can be no assurance that we will be able to do so.

Liquidity and Capital Resources

We finance our operations through the use of funds generated from the business of our subsidiaries, mainly JBOC. JBOC holds the majority of our corporate assets consisting of cash or assets readily convertible to cash. Our statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, JBOC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 4, "Regulatory Requirements," to the financial statements for additional information regarding regulatory requirements.

One measurement of our liquidity is JBOC's excess net capital. (See Note 4. Regulatory Requirements.) During the most recent four fiscal quarters, JBOC's excess net capital has declined an average of approximately $750,000 per quarter. The greatest decrease occurred during the second quarter of 2002, due primarily to the arbitration award rendered against JBOC, resulting in a $3,000,000 reduction in excess net capital. If this downward trend in excess net capital continues, our liquidity could further decrease and we will need to raise additional capital.

If we are able to raise capital through the issuance of equity securities, or securities which are convertible into equity securities our existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us.

Notwithstanding the downward trend in excess net capital, we currently anticipate that our cash resources and available bank and stock loan credit facilities will be sufficient to fund our expected working capital and capital expenditure requirements for the foreseeable future. However, if future positive cash flow is not realized, or expenses increase due to adverse results in legal or arbitration proceedings we are unable to obtain an extension of time for repayment of the notes payable to Third Capital Partners LLC due December 31, 2003 or for other unanticipated reasons, we will need to raise additional funds in order to continue our business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities.

We owe Third Capital Partners $5,418,696 on the secured convertible notes. The notes bear interest at 9% and are convertible into our common stock at $2.67 per share. Interest payments are made monthly and the notes mature on December 31, 2003.

Liquidity at June 30, 2003

Our cash position decreased during the first half of 2003 by $2,690,671 to $2,889,084. This compares with a net decrease in cash and cash equivalents of $3,299,621 in the first half of 2002. The fluctuation in our cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

Cash Flows Used In Operating Activities

Net cash used in operating activities was $2,581,196 for the first half of 2003, compared to cash of $1,387,204 used in operations during the first half of 2002. Our net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

During the first half of 2003, the most significant source of cash was the decrease in receivables from customers of $18,574,803. Additionally, payables to customers increased to provide cash of $6,511,319. These sources of cash was used by the increase in cash segregated under federal and other regulations which increased $7,105,790 and an increase in receivable from broker-dealer and clearing organizations of $13,325,933.

Cash Flows Used In Investing Activities

The net cash used in investing activities during the first half of 2003 was $109,475 compared with $1,492,417 during the same period of 2002. Cash used in the first half of 2003 consisted of $109,475 used for capital expenditures, as compared to $180,398 used for capital expenditures in the first half of 2002. We used additional cash of $1,312,019 to acquire the right to service certain customer accounts during the first half of 2002. We presently have no plans to open additional offices and no significant commitments for capital expenditures, therefore, our requirement for capital resources is not material to the business as a whole. We continue to look for opportunities to grow our business through acquisition and if acquisitions are made, we may expend resources on an investment in such an acquisition.

Cash Flows Used In Financing Activities

We had no cash transactions for financing activities in the first half of 2003, compared to $420,000 cash used by financing activities in the first half of 2002. The cash used in 2002 was for the repayment of notes payable.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN 45) to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees." FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation -Transition and Disclosure-an amendment of FASB No.123." This Statement amends SFAS No.123 "Accounting for Stock-Based Compensation" (SFAS No.
123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective for fiscal years beginning after December 15, 2002. We plan to continue to account for stock-based employee compensation under APB 25 to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 13 of the Notes to Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation be business enterprises of variable interest entities as defined in the interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Interpretation requires certain disclosures in the financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. We do not have variable interests in variable interest entities.

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

     You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading "Business Overview - Forward Looking Statements and Risk Factors" in our Form 10-K for the year ended December 31, 2002. These risks include, among others, the following:

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

o    increased competition;

o any adverse effect caused by or inability to comply with government and other regulations;

o    inability to meet net capital requirements;

o inability to successfully identify, consummate, fund or integrate future acquisitions;

o the likelihood of significant dilution to shareholders for shares committed to be issued related to the Mr. Stock account acquisition;

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

o    systems failures;

o    stock price volatility;

o inability to successfully defend legal, arbitration and administrative proceedings and any inablility to pay any damages and costs awarded in such proceedings;

o the impact of any inability to repay our secured convertible notes to Third Capital Partners, LLC or otherwise obtain an extension of time for repayment

o the significant dilution to shareholders if the Third Capital Partners notes are converted into common stock;

o the impact on our liquidity if our excess net capital continues to decrease;

o inability to maintain the listing of our common stock on the Nasdaq Small Cap Market;

o Any sanctions imposed on us by the SEC or NASD as a result of our recent failure to comply with the reserve account requirements of SEC Rule 15c3-3,

o any inability by us to comply with SEC or NASD rules and regulations in the future: and

o    any inability to borrow funds or obtain financing.

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

Equity Price Risk

We act as a market maker for approximately 200 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose us to additional risk; however, we do not maintain a significant inventory of equity securities.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information required to be disclosed in this report is recorded, processed, summarized and reported on a timely basis, we have adopted internal controls and procedures. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of June 30, 2003. Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective as of the end of the period covered by this report.

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting or during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


CEO and CFO Certifications

In Exhibits 31.1 and 31.2 of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with the Securities Exchange Act 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

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

In May 2002, we amended our agreement with the Los Angeles office of the United States Attorney's Office (the "USAO") extending the payment schedule for the balance owing under the settlement agreement entered into by us in 2001 to settle certain charges brought against it related alleged conduct which occurred in or about 1997 or earlier. Information regarding the charges and settlement have been previously reported in our Form 10-Q for the quarter ended March 31, 2002 and our Form 10-K for the year ended December 31, 2002. In February 2003, the Los Angeles office of the USAO agreed to extend the due date on the $500,000 payment then due under the Settlement Agreement. We made a partial payment of $50,000 on March 31, 2003, and the USAO has extended the time for any further payment until June 2, 2003. The Company is currently in negotiations for a further extension of the $450,000 balance of this payment. The final payment of $500,000 remains due on February 14, 2004. We originally accrued payments to the USAO and SEC totaling approximately $3,000,000. Because the SEC investigation closed without action or monetary assessment and due to the payments made to date, the amount accrued has been reduced to $950,000.

Item 2. Changes in Securities and Use of Proceeds

We owe Third Capital Partners $5,418,696 on the secured convertible notes. The notes bear interest at 9% and are convertible into our common stock at $2.67 per share. Interest payments are made monthly and the notes mature on December 31, 2003 .Certain subsidiary companies, as part of their normal broker-dealer activities, have minimum capital requirements imposed by regulatory agencies. See Note 4, "Regulatory Requirements," to the financial statements. These requirements may restrict the payment of dividends.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     31.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

     31.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

     32.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

     32.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

(b)  Reports on Form 8-K.

     During the second quarter, we filed a Report on Form 8-K, dated April 4, 2003. reporting our issuance of a press release relating to our fourth quarter and year-end results for 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo

Michael J. Chiodo
Chief Financial Officer


August 12, 2003