Form 10-Q
period 2003-09-30
JB OXFORD HOLDINGS INC
filed 2003-11-14
CIK 816330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 2003, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 1,626,695.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             Sept 30, 2003       December 31, 2002
                                                                              (Unaudited)
                                                                          --------------------  --------------------
ASSETS:
  Cash and cash equivalents                                                  $  4,074,507       $  5,579,755

  Cash and cash equivalents segregated under federal and other
   regulations                                                                142,288,198        146,180,567

  Receivable from broker-dealers and clearing organizations                    20,820,916          8,349,233

  Receivable from customers (net of allowance for doubtful accounts of
   $2,756,469 and $2,701,183)                                                  69,631,664         82,418,263

  Other receivables                                                               556,731            950,278

  Marketable securities owned - at market value                                    32,683            629,083

  Notes receivable from shareholder                                             2,500,000          2,500,000

  Furniture, equipment, and leasehold improvements (at cost - net of
   accumulated depreciation and amortization of $6,053,302 and $5,088,794)      1,829,990          2,624,147

  Income taxes receivable                                                       1,750,178          3,742,244

  Deferred income taxes                                                           982,019          1,862,019

  Clearing deposits                                                             9,752,991          4,507,266

  Intangible assets (net of accumulated amortization of
   $3,217,739 and $2,115,771)                                                   3,298,776          4,756,918

  Other assets                                                                    550,935            484,872
                                                                             ------------       ------------

  TOTAL ASSETS                                                               $258,069,588       $264,584,645
                                                                             ============       ============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             Sept 30, 2003           December
                                                              (Unaudited)           31, 2002
                                                             -------------        -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
  Payable to broker-dealers and clearing organizations       $  28,567,456        $  38,813,043

  Payable to customers                                         199,173,514          193,595,006

  Securities sold, not yet purchased - at market value           2,664,103              138,484

  Accounts payable and accrued liabilities                       5,598,345            7,507,410

  Loans from shareholders                                        5,418,696            5,418,696

  Notes payable                                                  3,500,486            2,889,375
                                                             -------------        -------------

TOTAL LIABILITIES                                              244,922,600          248,362,014
                                                             -------------        -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock  ($.01 par value, 100,000,000 shares
   authorized; 1,709,939 and 1,589,939 shares issued)               17,099               15,899

  Additional paid-in capital                                    17,883,996           17,496,396

  Retained earnings (deficit)                                   (3,083,264)           1,329,564

  Treasury stock at cost, 83,244 and 130,494 shares             (1,670,843)          (2,619,228)
                                                             -------------        -------------

TOTAL SHAREHOLDERS' EQUITY                                      13,146,988           16,222,631
                                                             -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 258,069,588        $ 264,584,645
                                                             =============        =============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For The Three Months Ended
                                                         September 30,
                                                 ------------------------------
                                                    2003               2002
                                                 -----------        -----------
REVENUES:
   Commissions                                     2,193,145        $ 1,904,294
   Interest                                        1,309,569          1,881,757
   Trading profits (losses)                         (265,874)           294,244
   Clearing and execution                            716,849          1,128,441
   Other                                              15,893            283,299
                                                 -----------        -----------
   Total revenues                                  3,969,582          5,492,035
                                                 -----------        -----------
EXPENSES:
   Employee compensation                           1,593,313          2,081,000
   Clearing and floor brokerage                      249,418            303,400
   Communications                                    531,684            638,076
   Occupancy and equipment                           973,675          1,150,683
   Interest                                          250,563            544,037
   Data processing charges                           614,275            662,301
   Professional services                             436,853            847,777
   Promotional                                        46,997             68,288
   Bad debts                                          20,208             18,175
   Other operating expenses                          966,976            933,929
                                                 -----------        -----------
   Total expenses                                  5,683,962          7,247,666
                                                 -----------        -----------

  Loss before income taxes                        (1,714,380)        (1,755,631)

     Income tax benefit                             (574,989)          (670,000)
                                                 -----------        -----------
   Net loss                                      $(1,139,391)       $(1,085,631)
                                                 ===========        ===========

   Basic net income (loss) per share             $     (0.73)       $     (0.74)
   Diluted net income (loss) per share           $     (0.73)       $     (0.74)
   Weighted average number of shares
         Basic                                     1,557,565          1,457,999
         Diluted                                   1,557,565          1,457,999

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For The Nine Months Ended
                                                        September 30,
                                               --------------------------------
                                                   2003                2002
                                               ------------        ------------
REVENUES:
   Commissions                                 $  6,325,195        $  5,629,757
   Interest                                       4,238,758           6,202,683
   Trading profits                                1,002,314           1,036,232
   Clearing and execution                         2,153,758           3,103,571
   Other                                            285,068             757,646
                                               ------------        ------------

   Total revenues                                14,005,093          16,729,889
                                               ------------        ------------

EXPENSES:
   Employee compensation                          5,267,946           6,360,693
   Clearing and floor brokerage                     767,465             714,063
   Communications                                 1,592,257           2,064,649
   Occupancy and equipment                        3,199,936           3,846,852
   Interest                                         902,155           1,693,594
   Data processing charges                        1,720,871           1,635,648
   Professional services                          1,748,248           2,543,534
   Promotional                                      167,083           1,194,312
   Bad debts                                         55,285              53,622
   Other operating expenses                       3,875,708           4,204,570
                                               ------------        ------------

   Total expenses                                19,296,954          24,311,537
                                               ------------        ------------

  Loss before income taxes                       (5,291,861)         (7,581,648)

     Income tax benefit                          (1,684,722)         (2,570,000)
                                               ------------        ------------

   Net loss                                    $ (3,607,139)         (5,011,648)
                                               ============        ============

   Basic net loss per share                    $      (2.37)       $      (3.51)
   Diluted net loss per share                  $      (2.37)       $      (3.51)
   Weighted average number of shares
         Basic                                    1,523,665           1,426,335
         Diluted                                  1,523,665           1,426,335

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For The Nine Months Ended
                                                                                          September 30,
                                                                                --------------------------------
                                                                                  2003                   2002
                                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (3,607,139)       $ (5,011,648)
  Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                 2,066,476           1,262,116
     Deferred rent                                                                        --             809,900
     Provision for bad debts                                                          55,285                  --
     Deferred income tax provision                                                   880,000              53,622
   Changes in assets and liabilities:
     Cash and cash equivalents segregated under federal and other
        regulations                                                                3,892,369         (93,686,685)
     Receivable from broker-dealers and clearing organizations                   (12,471,683)         38,160,850
     Receivable from customers                                                    12,731,314          32,103,027
     Other receivables                                                               393,547             259,700
     Securities owned                                                                596,400             378,375
     Clearing deposits                                                            (5,245,725)            832,521
     Other assets                                                                    (66,063)               (667)
     Payable to broker-dealers and clearing organizations                        (10,245,587)         (6,777,465)
     Payable to customers                                                          5,578,508          35,885,026
     Securities sold, not yet purchased                                            2,525,619            (833,122)
     Accounts payable and accrued liabilities                                       (410,284)          3,007,884
     Income taxes receivable                                                       1,992,066             884,895
                                                                                ------------        ------------
Net cash provided by (used in) operating activities                               (1,334,897)          7,328,330
                                                                                ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (170,351)         (1,052,235)
  Acquisitions of customer accounts                                                       --          (3,448,321)
                                                                                ------------        ------------
Net cash used in investing activities                                               (170,351)         (4,500,556)
                                                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable                                                              --          (2,740,000)
                                                                                ------------        ------------
Net cash used in financing activities                                                     --          (2,740,000)
                                                                                ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,505,248)             87,774
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                               5,579,755           6,694,332
                                                                                ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $  4,074,507        $  6,782,106
                                                                                ============        ============

See accompanying notes.

JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.           COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q

         In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries ("the Company") for the periods presented. National Clearing Corp, dba as JB Oxford & Company ("JBOC"), a registered securities broker-dealer, is the Company's most significant operating subsidiary. The accompanying financial information should be read in conjunction with the Company's 2002 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K filed with the SEC on April 15, 2003. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.

NOTE 2.           EARNINGS PER SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                      For The Nine Months Ended             For The Three Months Ended
                                                            September 30,                          September 30,
                                                        2003              2002               2003               2002
                                                    -----------        -----------        -----------        -----------
BASIC EARNINGS PER SHARE:
   Net loss                                         $(3,607,139)       $(5,011,648)       $(1,139,391)       $(1,085,631)
                                                    -----------        -----------        -----------        -----------
   Loss available to common stockholders            $(3,607,139)       $(5,011,648)       $(1,139,391)       $(1,085,631)
     (numerator)
                                                    ===========        ===========        ===========        ===========

   Weighted average common shares outstanding         1,523,665          1,426,335          1,557,565          1,457,999
     (denominator)
                                                    ===========        ===========        ===========        ===========
   Basic earnings per share                         $     (2.37)       $     (3.51)       $     (0.73)       $     (0.74)
                                                    ===========        ===========        ===========        ===========

DILUTED EARNINGS PER SHARE:
   Net Loss                                         $(3,607,139)       $(5, 011,648       $(1,139,391)       $(1,085,631)
   Interest on convertible debentures, net of
     income tax                                              --                 --                 --                 --
                                                    -----------        -----------        -----------        -----------
   Loss available to common stockholders plus       $(3,607,139)       $(5, 011,648       $(1,139,391)       $(1,085,631)
     assumed conversions (numerator)
                                                    ===========        ===========        ===========        ===========
   Weighted average common shares outstanding         1,523,665          1,426,335          1,557,565          1,457,999
   Weighted average options outstanding                      --                 --                 --                 --
   Weighted average convertible debentures                   --                 --                 --                 --
   Stock acquired with proceeds                              --                 --                 --                 --
                                                    -----------        -----------        -----------        -----------
   Weighted average common shares and assumed         1,523,665          1,426,335          1,557,565          1,457,999
     conversions outstanding (denominator)
                                                    ===========        ===========        ===========        ===========
   Diluted earnings per share                       $     (2.37)       $     (3.51)       $     (0.73)       $     (0.74)
                                                    ===========        ===========        ===========        ===========

         The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions would have been used, the fully diluted shares outstanding for the nine months ended September 30, 2003 and 2002 would be 1,726,859 and 2,218,713, respectively.

         The options carry exercise prices ranging from $2.20 to $91.25 at September 30, 2003 and 2002. Options to purchase 256,825 shares of common stock at September 30, 2003 expire at various dates through October 4, 2012.

NOTE 3.  STOCK OPTIONS

SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation based method prescribed in SFAS No. 123. SFAS No 148 Accounting for Stock-Based Compensation - Transition and Disclosure" requires the Company to provide information required by SFAS 123 on a quarterly basis. No options were issued during the nine months ended September 30, 2003 and 2002; therefore there is no proforma net income or earnings per share to report for those respective periods.

A summary of the status of the Company's stock options as of September 30, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                September 30, 2003             September 30, 2002
                                             Weighted                       Weighted
                              Shares         average         Shares          average
                             --------        --------       --------        --------
Outstanding at                257,200        $  15.72        383,120        $  26.88
  be-ginning of period
                             --------        --------       --------        --------
Granted                            --              --             --              --
Exercised                          --              --             --              --
Forfeited                        (375)          32.37         (7,325)          15.53
                                                            --------        --------
Outstanding at end of
  period                      256,825           15.66        375,795           26.96
                                                            ========        ========
Options exercisable           255,725           15.88        318,441        $  27.60
  at quarter-end
Weighted-average fair
  value of options
  granted during the
  period                          $--                           $--

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

         At September 30, 2003, JBOC had net capital of $9,562,900, which was 12.5% of aggregate debit items and $8,035,933 in excess of the minimum amount required. At December 31, 2002, JBOC had net capital of $9,452,719, which was 10.5% of aggregate debit items and $7,656,245 in excess of the minimum amount required.

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

         In the course of the ongoing mutual fund investigations, which is impacting many brokerage firms throughout the country, by the New York Attorney General, the SEC, and the NASD, National Clearing Corp (a wholly owned subsidiary of JB Oxford Holdings, Inc. (Nasdaq:JBOH)) has provided documents and testimony in response to subpoenas regarding mutual fund trading practices. The Company has cooperated fully in these investigations. On November 6, 2003, the Company received a "Wells Notice" from the staff of the SEC's Los Angeles office, stating its intention to recommend that the SEC institute civil and administrative proceedings against the Company related to the SEC investigation. Under the Wells procedure, the Company has an opportunity to respond to the SEC before any action is taken. The Company intends to respond promptly and will seek a resolution of these matters, although there is no assurance that such resolution can be reached or that the ultimate impact on the Company will not be material.

NOTE 6.           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                               For The Nine Months Ended Sept 30,
                                                               ----------------------------------
                                                                 2003                      2002
                                                               --------                  --------
   Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
           Interest                                            $784,545                 $1,622,087
           Income taxes                                          71,977                    330,308

Supplemental disclosure of non-cash investing and
  financing activities:
     Treasury stock bonus issued to employees in the amount of $948,385 for 2003.
         Note payable of $611,111 and 120,000 shares of common stock in the amount of $388,800 issued in exchange for the release of the lease commitment for the Oakland California property for 2003.


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

One measurement of our liquidity is JBOC's excess net capital. (See Note 4. Regulatory Requirements.) During the most recent four fiscal quarters, JBOC's net capital has declined an average of approximately $400,000 per quarter. If this trend continues, our liquidity could further decrease and we will need to raise additional capital. Capital is raised through the issuance of equity securities, or securities which are convertible into equity securities. This would cause existing shareholders to experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us.

Notwithstanding this downward trend in excess net capital, we currently expect that our cash resources and available bank and stock loan credit facilities will be sufficient to fund our expected working capital and capital expenditure requirements for the foreseeable future. However, if future positive cash flow is not realized, or expenses increase due to adverse results in legal or arbitration proceedings, we are unable to obtain an extension of time for repayment of the notes payable to Third Capital Partners LLC due December 31, 2003, or for other unanticipated reasons, we will need to raise additional funds in order to continue our business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation -Transition and Disclosure-an amendment of FASB No.123." This Statement amends SFAS No.123 "Accounting for Stock-Based Compensation" (SFAS No.
123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective for fiscal years beginning after December 15, 2002. We plan to continue to account for stock-based employee compensation under APB 25 to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 3 of the Notes to Consolidated Financial Statements.

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

NOTE 9.           SUBSEQUENT EVENTS

         Our main operating subsidiary, JB Oxford recently received permission from the NASD to transfer its name and retail accounts to another of our wholly owned subsidiaries, Stocks 4 Less, Inc. Stocks 4 Less will be renamed JB Oxford & Company and will become an introducing retail broker. The existing JB Oxford & Company has been renamed National Clearing Corp. and will continue to provide clearing and execution services and market making activities, but will no longer maintain retail accounts. National Clearing Corp. will continue to use the JB Oxford name until the split is effectuated. We believe that separating the retail discount and electronic brokerage services from the clearing and execution services will better position us to provide clearing services to other retail brokerage firms that may compete with JB Oxford's retail brokerage services. The transfer of business occurred on October 1, 2003.

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

Our primary subsidiary is National Clearing Corp, dba JB Oxford & Company ("JB Oxford"). JB Oxford is a registered broker-dealer providing discount and electronic brokerage services to the investing public; clearing and execution services to independent broker-dealers ("correspondents") on a fully-disclosed basis; and acts as a market maker in stocks traded on NASDAQ National Market System and other national exchanges. For 2002, our annual consolidated revenues were $22,387,879, which consisted primarily of commission and interest income from our discount and electronic brokerage division.

Recent Developments

Our main operating subsidiary, JB Oxford recently received permission from the NASD to transfer its name and retail accounts to another of our wholly owned subsidiaries, Stocks 4 Less, Inc. Stocks 4 Less will be renamed JB Oxford & Company and will become an introducing retail broker. The existing JB Oxford & Company has been renamed National Clearing Corp. and will continue to provide clearing and execution services and market making activities, but will no longer maintain retail accounts. National Clearing Corp. will continue to use the JB Oxford name until the split is effectuated. We believe that separating the retail discount and electronic brokerage services from the clearing and execution services will better position us to provide clearing services to other retail brokerage firms that may compete with JB Oxford's retail brokerage services. The transfer of business occurred on October 1, 2003.

Between 2002 and 2003, JB Oxford had several institutional clients and correspondent brokerage firms that engaged in mutual fund trading. The Company has provided documents and/or testimony to the SEC and the New York State Attorney General's Office under subpoena regarding mutual fund trading by these former clients and/or correspondent brokerage firms. The Company is continuing to cooperate with the SEC and all applicable regulatory organizations.

In the course of the ongoing mutual fund investigations, which is impacting many brokerage firms throughout the country, by the New York Attorney General, the SEC, and the NASD, National Clearing Corp (a wholly owned subsidiary of JB Oxford Holdings, Inc. (Nasdaq:JBOH)) has provided documents and testimony in response to subpoenas regarding mutual fund trading practices. The Company has cooperated fully in these investigations. On November 6, 2003, the Company received a "Wells Notice" from the staff of the SEC's Los Angeles office, stating its intention to recommend that the SEC institute civil and administrative proceedings against the Company related to the SEC investigation. Under the Wells procedure, the Company has an opportunity to respond to the SEC before any action is taken. The Company intends to respond promptly and will seek a resolution of these matters, although there is no assurance that such resolution can be reached or that the ultimate impact on the Company will not be material.

On September 4, 2003 we entered into a settlement and release agreement with OCC Venture, LLC ("OCC") associated with the abandonment of the lease in Oakland, California. During the first half of 2003 the Company reserved approximately $1,500,000 for expenses related to abandonment of the lease. The amount of the reserve was sufficient to cover the total cost of the abandonment. Payment to OCC consisted of a combination of cash, common stock and promissory note. The lease obligation arose as a part of the acquisition of customer accounts from Mr. Stock and had a remaining term through August 2010. As of July 1, 2003, the total financial obligation prior to the settlement under the lease was approximately $4,400,000 over seven years. The abandonment of lease was charged to earnings in the second quarter of 2003.

In August 2003 we resolved our dispute with Stock King LLC (formerly Mr. Stock, Inc.) The settlement includes a $400,000 cash payment, made in the third quarter of 2003, and $1.4 million in future issuances of common stock and/or cash payments to complete the transactions. The resolution of issues resulted in no cost adjustment of the original purchase price of assets acquired.

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

Results of Operations

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Revenues

Our total revenues were $14,005,093 in the nine months ended September 30, 2003, a decrease of 16% from $16,729,889 in the nine months ended September 30, 2002. The primary reason for the decrease was a decline in interest revenue of 32% to $4,238,758 in the current period from $6,202,683 in the nine months ended September 30, 2002. Additionally, clearing and execution revenues decreased 31% to $2,153,758 in the nine months ended September 30, 2003 from $3,103,571 in the nine months ended September 30, 2002. Commission revenues increased 12% to $6,325,195 in the nine months ended September 30, 2003 from $5,629,757 in the nine months ended September 30, 2002. Trading profits decreased 3% to $1,002,314 in the nine months ended September 30, 2003 from $1,036,232 in the nine months ended September 30, 2002.

Commission revenue increased $695,438 or 12% to $6,325,195 in nine months ended September 30, 2003 compared to $5,629,757 in the nine months ended September 30, 2002. Trading volumes and commission revenue rebounded during the third quarter of 2003. The number of trades executed for customers is up approximately 28% from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. For 2003, we anticipate commission revenue will continue to track the overall trading volumes within the industry. We are continuing to look for opportunities to grow our business through acquisitions of accounts from compatible discount and on-line brokerage operations of other firms. Although we have completed acquisitions in the past, there can be no assurance that we will complete any additional acquisitions, or if completed, that they will be successful.

Interest revenues decreased $1,963,925 or 32% to $4,238,758 in the nine months ended September 30, 2003 compared to $6,202,683 in the nine months ended September 30, 2002. Net interest income decreased 26% from $4,509,089 in the nine months ended September 30, 2002 to $3,336,603 in the nine months ended September 30, 2003. The changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. Interest rates were down 0.25% during the second quarter of 2003. This change and declining margin balances have been the most significant factor for the decrease.

Trading profits decreased $33,918 or 3% to $1,002,314 in the nine months ended September 30, 2003 compared to $1,036,232 in the nine months ended September 30, 2002. The decrease in trading profits resulted from our utilization of outside sources of order flow during 2003, offset by having taken positions in certain securities we believed would be profitable. However, certain of these positions proved to be unprofitable during the third quarter 2003 (see quarter ended September 30 discussion for detail). Trading volumes in the inventory accounts have decreased slightly, however this has resulted from our combining certain transactions for accounting purposes to reduce transaction costs. Management anticipates trading profits will continue to track the volumes of the discount and on-line brokerage operations for 2003, however, management is continuing to explore new sources of order flow. We will also look at opportunities to earn potential profits by taking proprietary positions.

Clearing and execution revenues decreased $949,813 or 31% to $2,153,758 in the first nine months 2003 compared to $3,103,571 in the nine months ended September 30, 2002. The decrease represents the decrease in correspondent trades cleared by us resulting from declining volumes over the past three years and a decline in the number of correspondents. We are in the process of developing technology to provide correspondent customers with a turnkey front-end trade system.

We believe this will help attract additional correspondents. We will continue to search for opportunities to attract new correspondent broker business.

Expenses

Expenses totaled $19,296,954 for the nine months ended September 30, 2003, a decrease of 21% from $24,311,537 in the nine months ended September 30, 2002. Included in the expense of 2003 is a $1,500,000 charge for the abandonment of leased property in Oakland, California related to the acquisition of the Mr. Stock accounts. Included in the 2002 expenses is the reversal of an accrual of $960,000 for an anticipated payment to the Securities and Exchange Commission. This reduced the total expenses for 2002. Also included in 2002 is a settlement expense of $3,000,000. To exclude these one time items from the analysis would indicate that expenses decreased $4,474,583 or 20% during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decreases in certain expense items reflect the impact of cost containment measures taken by management during the past several years. Many of our expenses, including clearing expense, interest expense, and data processing charges are directly related to commission revenues, interest revenues and trading revenues.

Employee compensation decreased by 17% in the nine months ended September 30, 2003 to $5,267,946 from $6,360,693 in the nine months ended September 30, 2002. Reductions in the company's workforce resulted in the reduced salary costs. Interest expense decreased 47% to $902,155 in the nine months ended September 30, 2003 from $1,693,594 in the nine months ended September 30, 2002. This decrease is the result of declining customer credit balances and interest rate decreases.

Promotional expenses decreased $1,027,229 or 86% to $167,083 in the nine months ended September 30, 2003 from $1,194,312 in the nine months ended September 30, 2002. These costs have decreased as management has focused on more efficient means of advertising. During the first half of 2002 we ran a print campaign, which was subsequently discontinued. Management will continue to look at advertising as a means of name branding while also looking to increase customer accounts through acquisitions.

Other expense decreased by $328,862 during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The most significant reason for the change is due to the settlement expense of $3,000,000 recorded in the second quarter of 2002, this was offset in part by the reversal of the amount accrued for an anticipated payment to the Securities and Exchange Commission of $960,000, which occurred in the first quarter of 2002. This reduction has, in part, been offset by a one-time charge in the amount of $1,500,000 for the abandonment of leased property in Oakland, California related to the acquisition of the Mr. Stock accounts. Additionally, amortization expense of intangible assets increased $270,553 to $1,101,968 during the nine months ended September 30, 2003 from $809,900 for the nine months ended September 30, 2002.

Quarter Ended September 30, 2003 Compared with Quarter Ended September 30, 2002

We recorded a net loss of $1,139,391 for the quarter ended September 30, 2003. This compares with a net loss of $1,085,631 for the quarter ended September 30, 2002.

Total revenues for the third quarter of 2003 were $3,969,582, a decrease of $1,522,453 or 28% from the comparable quarter of 2002. Commission revenue increased $288,851 or 15% during the third quarter of 2003 compared with the third quarter of 2002 and increased $73,711 or 3% from the second quarter of 2003, as trade volumes increased in the third quarter of 2003.

Clearing revenue decreased $411,592 or 36% during the third quarter of 2003 compared with the third quarter of 2002, and increased $69,323 or 11% compared with the second quarter of 2003.

Trading profits decreased $560,118 or 190% to a loss of $265,874 during the third quarter of 2003 compared to a gain of $294,244 during the third quarter of 2002. The decrease in trading profits resulted from our utilization of outside sources of order flow during 2003, and by having taken positions in certain securities that resulted in a loss of $781,077 of which consisted of a realized loss of $146,916 and an unrealized loss of $634,161. Management has taken steps to close out unprofitable positions and tighten proprietary trading procedures while continuing to look at opportunities to earn profits by taking proprietary positions.

Interest revenue decreased $572,188 or 30% to $1,309,569 from $1,881,757 for the third quarter of 2003 compared with the third quarter of 2002. Interest revenue decreased $97,723 or 7% from the second quarter of 2003. Net interest income decreased $278,714 or 21% to $1,059,006 in the third quarter of 2003 from $1,337,720 in the third quarter of 2002. Net interest income decreased $29,774 or 3% from the second quarter of 2003.

Total expenses for the third quarter of 2003 were $5,683,962, a decrease of $1,563,704 or 22% from the comparable quarter of 2002, and a decrease of $1,938,045 or 25% from the second quarter of 2003. Interest expense decreased $293,474 or 54% during the third quarter of 2003 compared with the third quarter of 2002 and $67,534 or 21% compared with the second quarter of 2003. Interest costs decreased due to declining customer credit balances and lower interest rates.

Employee compensation decreased $487,687 or 23% to $1,593,313 in the third quarter of 2003 from $2,081,000 during the third quarter of 2002, and decreased $146,581 or 8% from the second quarter of 2003. Reductions in the company's workforce resulted in the reduced salary costs. Promotional costs decreased $21,291 or 31% in the third quarter of 2003 compared with the third quarter of 2002, and decreased$7,025 or 13% from the second quarter of 2003.

Other expenses increased $33,047 or 4% in the third quarter of 2003 compared with the third quarter of 2002, and increased $130,770 or 16% from the second quarter of 2003 (excluding the $1,500,000 charge for the abandoned lease in Oakland).

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

One measurement of our liquidity is JBOC's excess net capital. (See Note 4. Regulatory Requirements.) During the most recent four fiscal quarters, JBOC's net capital has declined an average of approximately $400,000 per quarter. The greatest decrease occurred during the second quarter of 2002, due primarily to the arbitration award rendered against JBOC, resulting in a $3,000,000 reduction in excess net capital. If this downward trend in excess net capital continues, our liquidity could further decrease and we will need to raise additional capital. If we are able to raise capital through the issuance of equity securities, or securities which are convertible into equity securities our existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us.

Notwithstanding the downward trend in net capital, we currently anticipate that our cash resources and available bank and stock loan credit facilities will be sufficient to fund our expected working capital and capital expenditure requirements for the foreseeable future. However, if future positive cash flow is not realized, or expenses increase due to adverse results in legal or arbitration proceedings we are unable to obtain an extension of time for repayment of the notes payable to Third Capital Partners LLC due December 31, 2003 or for other unanticipated reasons, we will need to raise additional funds in order to continue our business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities.

We owe Third Capital Partners $5,418,696 on the secured convertible notes. The notes bear interest at 9% and are convertible into our common stock at $2.67 per share. Interest payments are made monthly and the notes mature on December 31, 2003. We anticipate being able to renegotiate and/or extend the notes , but there can be no assurance the it will be successful or that the new terms will not have a material negative impact on the Company or its shareholders.

Liquidity at June 30, 2003

Our cash position decreased during the nine months ended September 30, 2003 by $1,505,248 to $4,074,507. This compares with a net increase in cash and cash equivalents of $87,774 in the nine months ended September 30, 2002. The fluctuation in our cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

Cash Flows Used In Operating Activities

Net cash used in operating activities was $1,334,897 for the nine months ended September 30, 2003, compared to cash of $7,328,330 provided by operating activities during the nine months ended September 30, 2002. Our net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of JBOC.

During the nine months ended September 30, 2003, the most significant source of cash was the decrease in receivables from customers of $12,731,314. Additionally, payables to customers increased to provide cash of $5,578,508. An additional source of cash was provided by the increase in cash segregated under federal and other regulations of $3,892,369. These sources of cash were offset by cash used by the increase in receivables from broker-dealer and clearing organizations of $12,471,683, and the decrease in payables to broker-dealers and clearing organizations of $10,245,587.

Cash Flows Used In Investing Activities

The total cash used in investing activities during the nine months ended September 30, 2003 was $170,351 compared with $4,500,556 during the same period of 2002. Cash used in the nine months ended September 30, 2003 consisted of $170,351 used for capital expenditures, as compared to $1,052,235 used for capital expenditures in the nine months ended September 30, 2002. We used additional cash of $3,448,321 to acquire the right to service certain customer accounts during the nine months ended September 30, 2002. We presently have no plans to open additional offices and no significant commitments for capital expenditures, therefore, our requirement for capital resources is not material to the business as a whole. We continue to look for opportunities to grow our business through acquisition and if acquisitions are made, we may expend resources on an investment in such an acquisition.

Cash Flows Used In Financing Activities

We had no cash transactions for financing activities in the nine months ended September 30, 2003, compared to $2,740,000 cash used by financing activities in the nine months ended September 30, 2002. The cash used in 2002 was for the repayment of notes payable.

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

         You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading "Business Overview - Forward Looking Statements and Risk Factors" in our Form 10-K for the year ended December 31, 2002. These risks include, among others, the following:


o inability to generate positive cash flows and continuance of, or increased, negative cash flows;
o the significant demands on our resources as a result of our rapidly evolving business;
o lack of demand or market acceptance as a result of the market for discount and electronic brokerage services being at an early stage of development;
o rapid and significant fluctuation in both value and volume of the U.S. securities markets;
o financial risks from our clearing operations that exceed the simple risk of loss of business if a correspondent fails;
o    delays in the introduction of new services and products;
o    increased competition;
o any adverse effect caused by or inability to comply with government and other regulations;
o any adverse effect cause by negative publicity generated by such claims of noncompliance
o    inability to meet net capital requirements;
o inability to successfully identify, consummate, fund or integrate future acquisitions;

o the likelihood of significant dilution to shareholders for shares committed to be issued related to the Mr. Stock account acquisition;
o    inability to successfully integrate recent acquisitions;
o    inability to maintain network security and customer privacy;
o    continued decline in market activity and trade volume;
o    continued poor general economic and market conditions;
o    credit risks associated with customer margin accounts;
o    any adverse effects resulting from recent downsizing;
o    the adverse impact of decimalization;
o    significant loss of customers or inability to generate new customers;
o    systems failures;
o    stock price volatility;
o inability to successfully defend legal, arbitration and administrative proceedings and any inability to pay any damages and costs awarded in such proceedings;
o the impact of any inability to repay our secured convertible notes to Third Capital Partners, LLC or otherwise obtain an extension of time for repayment
o the significant dilution to shareholders if the Third Capital Partners, LLC notes are converted into common stock;
o any concession in terms made by the Company I renegotiating with Third Capital Partners, LLC
o    the impact on our liquidity if our net capital continues to decrease;
o inability to maintain the listing of our common stock on the Nasdaq Small Cap Market;
o any sanctions imposed on us by the SEC or NASD as a result of our recent failure to comply with the reserve account requirements of SEC Rule 15c3-3,
o any sanctions imposed on us by the SEC or NASD as a result of the mutual fund trading investigation,
o any inability by us to comply with SEC or NASD rules and regulations in the future,
o    any inability to borrow funds or obtain financing, and
o    market risk associated with our investments.

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

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In order to ensure that the information required to be disclosed in this report is recorded, processed, summarized and reported on a timely basis, we have adopted internal controls and procedures. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of September 30, 2003. Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL

We have also evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting or during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the course of the ongoing mutual fund investigations, which is impacting many brokerage firms throughout the country, by the New York Attorney General, the SEC, and the NASD, National Clearing Corp (a wholly owned subsidiary of JB Oxford Holdings, Inc. (Nasdaq:JBOH)) has provided documents and testimony in response to subpoenas regarding mutual fund trading practices. The Company has cooperated fully in these investigations. On November 6, 2003, the Company received a "Wells Notice" from the staff of the SEC's Los Angeles office, stating its intention to recommend that the SEC institute civil and administrative proceedings against the Company related to the SEC investigation. Under the Wells procedure, the Company has an opportunity to respond to the SEC before any action is taken. The Company intends to respond promptly and will seek a resolution of these matters, although there is no assurance that such resolution can be reached or that the ultimate impact on the Company will not be material.

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

During the third quarter we issued 120,000 shares of our common stock to OCC Venture LLC in a private transaction in connection with the settlement of a lease. We issued these securities in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

         31.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

         32.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

         32.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K.

         During the third quarter, we filed a Report on Form 8-K, dated August 18, 2003 reporting our issuance of a press release relating to our second quarter 2003 financial results.

         Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo
Michael J. Chiodo
Chief Financial Officer

November 12, 2003