Form 10-K
period 2003-12-31
JB OXFORD HOLDINGS INC
filed 2004-03-30
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 3L, 2003

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  9665 Wilshire Blvd., Suite 300  Beverly Hills, California         90212
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (310) 777-8888
Securities registered pursuant to Section 12(b) of the Act:           None
Securities  registered pursuant to Section 12(g) of the Act:

             Title of each class Common stock, $0.01 par value:

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

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). [ ].

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $6,567,711 computed based on the closing price of the stock on June 30, 2003.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,806,871 shares outstanding at March 4, 2004.

      Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the 2004 annual meeting, which will be filed on or before 120 days after December 31, 2003, are incorporated by reference into
Part III, Items 10 - 14 of this Form 10-K.

                                     PART I

ITEM 1.           BUSINESS

OVERVIEW

Through our wholly-owned subsidiaries, we are engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. We are a fully integrated brokerage firm, providing retail brokerage services, clearing services and market making services to our customers.

Our retail subsidiary is JB Oxford & Company ("JBOC"). JBOC is a registered broker-dealer offering discount and electronic brokerage services to the investing public. JBOC's website is www.jboc.com, which allows customers to review account information, conduct market research, place trades, and manage their account online. JBOC has retail offices in Beverly Hills, New York and Minneapolis.

Our clearing subsidiary is National Clearing Corp ("NCC"). NCC is also a registered broker-dealer, offering clearing services to independent broker-dealers ("correspondents"). NCC's largest correspondent is JBOC. In addition, NCC acts as a market maker in stocks traded on the NASDAQ National Market System and other national exchanges.

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

OUR OPERATIONS

Our operations are conducted through our two wholly-owned subsidiaries, JBOC and NCC. JBOC provides our retail brokerage services and NCC provides our clearing and execution services.

Our Brokerage Services

In 1994, we began our strategy of providing retail investors a full line of brokerage services at discount prices. This strategy proved successful as few brokerage firms provided brokerage services at discount prices at that time. We were able to capitalize on this early position by providing customer service and attention comparable to that offered by larger full-service brokerage firms charging higher fees. Today, we offer a full line of products and services to customers, which includes the ability to buy and sell securities, equity and index options, mutual funds, fixed income products, and other investment securities. To this end, we strive to employ experienced, knowledgeable account representatives that are familiar with all of the financial products in which our customers focus their trading activity. We derive revenue from the commissions we charge for transactions in securities by our customers. The commission rates we charge may vary depending on the particular security and other variables such as volume of activity and quantities purchased. Because the commission revenue is derived from trading activity, our revenue in this regard can fluctuate based upon the trading activity of our customers.

In 1995, in order to continue our commitment to providing a full line of brokerage services to our customers, we began providing electronic brokerage services. These services initially included computer trading through a dial-up networking connection and automated telephonic trading services. Since that time, we made many improvements to these services, including the launch of Internet trading in 1996. Through 2003, we continued to upgrade and improve our electronic brokerage technologies in order to provide our customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to our trading capabilities, our internet site, www.jboxford.com, currently provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio positions and related information.

In early 2004, we redesigned our website to include an upgraded navigational scheme and richer financial content. Our trading site provides integration of charts, market quotes, company research, customer account information such as cash balances and portfolio balances, and includes mutual fund and bond trading, unlike many of our competitors.

We also cater to customers within niche markets by providing services that address the particular needs of these customer bases. Examples include Asian, Latin American and European customers. These niche-marketing efforts initially began as an outgrowth of our commitment to meeting the needs of our domestic U.S. customers, such as providing account representatives who are fluent in a customer's preferred language. With the growth in the electronic delivery of financial services, it is becoming economically feasible to provide these services to both domestic and international customers using the internet.

Our Clearing and Execution Services

We are a self-clearing broker-dealer, which, as of March 19, 2004, provides clearing and execution services for 16 correspondents, including, JBOC, our wholly-owned introducing broker-dealer. We are registered with the SEC and the NASD and are a member of the following organizations: Chicago Stock Exchange, Pacific Stock Exchange, Cincinnati Stock Exchange, DTC, NSCC and Options Clearing Corporation. We are registered as a securities broker-dealer in all 50 states, the District of Columbia, and Puerto Rico.

We are focused on the selection and monitoring of our correspondents. We continue to look for opportunities to selectively add new correspondents, in an effort to replace clearing business that has been lost through attrition and decreasing market volumes. In 2003, we added four new correspondents. Our clearing services business unit focuses on three distinct business revenue generation opportunities. In addition to clearing services, we also target market making and interest income from customer margin account activities.

Clearing Services

The clearing relationship involves the sharing of broker-dealer responsibilities between the introducing broker and the clearing broker. Our correspondents (i.e., introducing brokers) are responsible for all customer relationships, including customer contact, opening customer accounts, determining customer suitability, accepting and/or placing customer orders, and responding to customer inquiries. We act as the clearing broker, providing clearing services including the receipt, confirmation, settlement, delivery and record-keeping functions involved in securities transactions as well as providing back office functions such as: maintaining customer accounts; extending credit (in a margin account) to the customer; settling security transactions with the Depository Trust Clearing Corporation ("DTCC"); preparing customer trade confirmations and statements; performing certain cashiering and safe-keeping functions;
transmitting tax information to the customer and tax authorities; forwarding proxies and other shareholder information to customers; and similar activities. In providing clearing and execution services to correspondents, we assume certain responsibilities for the possession and control of customer securities and assets.

We derive our clearing and execution services revenue from agreed upon fees for such services with our correspondents. These fees are generally based on the greater of the total of fixed charge per transaction or a minimum monthly fee together with the direct reimbursement of miscellaneous expenses. Because our revenue in this regard is based on the number of transactions, it is subject to fluctuation depending on the level of correspondent customer transactions.

In providing clearing services to correspondents, we assume certain responsibilities for the possession and control of customer securities and assets. As a result, our statements of financial condition reflect amounts receivable from customers on margin loans as well as amounts payable to customers and correspondents related to free credit balances held by us for the benefit of customers and correspondents. A free credit balance is a customer cash balance that we may use to offset debits owed by customers. We have established procedures with respect to our use of customer free credit balances in accordance with SEC requirements, including periodically providing customers with a written statement showing their free credit balance.

In the event of a business failure of a correspondent, we typically do not experience a material decrease in revenue. Because the revenue from such correspondents is derived based upon the activity of the underlying customers of the correspondent, to the extent we still are able to provide services to these customers, we maintain a revenue stream. Further, since none of our correspondents have possession or control of customer funds or securities, the failure of the correspondent does not jeopardize these assets. There have been a number of correspondent failures over the years. To date, these failures have not had a significant impact on our earnings. However, because we function as a clearing agent, we are subject to being named in litigation from time to time in connection with transactions we clear, which can expose us to significant risk and/or loss. See Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors." We evaluate the risks associated with our correspondents by reviewing:

      o     the financial condition of the correspondent;

      o the disciplinary records of the principals and brokers of the correspondent; and

      o the nature and level of activity of the correspondent and its customers.

Based upon our review of the above factors, we determine what restrictions are required to be placed on the activities of the correspondents and their customers, the fees to be charged for services to be provided, and the amount of the clearing deposit required to be maintained by the correspondent at all times.

There are inherent risks in operating as a clearing agent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" below. Acting as a clearing agent in the securities business requires both working capital and capital for regulatory requirements. See "Governmental Regulations - Net Capital Requirements" below, for a more extensive discussion of capital requirements.

Market Making Activities

In order to facilitate the execution of security transactions for the customers of our correspondents and for other brokerage firms, we act as a market maker for approximately 300 public corporations whose stocks are traded on the NASDAQ National Market System, New York Stock Exchange, or other national exchanges. The number of companies for which we act as a market maker fluctuates depending upon various factors, including trading volume and the number of employees acting in a trading capacity. We derive revenue in our market making activities by going at risk against the market to fill customer orders, and then entering into further trades to close the position. Our revenue in this regard is the difference between the prices we fill customer orders and the prices we incur to close the positions. Because these activities are subject to many variables, including the specific security, the level of overall trading in the market and the activities of competitors who are also market making, the revenue we derive from these activities will vary. Generally, we do not maintain inventories of securities for sale to our customers.

In any transaction for or with a customer, we are required to use reasonable diligence to ascertain the best inter-dealer market for the subject security and buy or sell in such market so that the resultant price to the customer is as favorable as possible under prevailing market conditions. Typically, this requires that all customer orders be filled at or better than the National Best Bid, Best Offer ("NBBO") price. We have established policies for executing trading activity within the regulatory guidelines to which we are subject. We execute only market orders, not limit orders. All limit orders are sent to other market centers or participants for execution. For the orders we execute, these regulations govern, in material part, the following:

      o     The timeliness of order execution;
      o The price at which orders are executed relative to the National Best Bid Offer ("NBBO") price;
      o The timeliness of reporting filled orders to the customer and the NASD; and
      o     Record-keeping regarding all orders received and executed.

We continually review and monitor these activities to ensure the established policies are adhered to and that we operate in compliance with applicable regulatory requirements. In addition, all of our market making activity is reviewed on a near constant basis by the NASD through its automated trade review system.

Interest Income

We derive a portion of our income from interest generated on the margin accounts of our customers and our correspondents' customers. A margin account allows the customer to deposit less than the full cost of the security purchased while we lend the balance of the purchase price to the customer, secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions, generally ranging from 0.25% below to 2.75% above the nationally published broker call rate. As of December 31, 2003, the total of all debit balances held in active margin accounts was approximately $75 million. We finance our margin lending business primarily through customer free credit balances.

Customer free credit balances were approximately $190 million as of December 31, 2003. These credit balances were available to finance customer margin balances, subject to the requirements of SEC rules. Pursuant to written agreements with customers, broker-dealers are permitted by SEC regulations to lend customer securities held as collateral in margin accounts to other broker-dealers and clearing organizations. We utilize these stock loan arrangements to partially finance customer debit balances.

In addition to the above financing, we have established uncommitted lines of revolving credit with banking institutions approximating $25,000,000 and other uncommitted lines with broker-dealers, based upon available loan collateral. The uncommitted nature of the lines of revolving credit with banking institutions means that the financial institutions are not committed to loaning us funds at the time we request a draw on the line of credit. As a result, we may not be able to access the revolving line of credit at the time we need to without additional conditions being imposed upon us or at all. All lines of credit are maintained by NCC and are secured by customer margin securities; as such, they are subject to the sufficiency of such collateral for advances.

Since we make loans to customers collateralized by customer securities, we incur the risk of market decline that could reduce the value of the customer's underlying collateral securities below the customer's loan amount. For this reason, credit exposure must be monitored and actions must be taken on a timely basis to mitigate and minimize our exposure to these risks. We mitigate our credit exposure by monitoring the adequacy of collateral from both individual customers and correspondents. Additionally, we are required to have procedures in place to prevent customers from violating margin rules established by the Board of Governors of the Federal Reserve System and the NASD, which further limit the amount of money that can be lent to customers, based on the collateral securing such loans. Generally, these rules require customers to borrow not more than 50% of the initial purchase price of equity securities, and to maintain equity of at least 25% at all times. Our internal house policies, however, generally require customers to maintain equity of at least 30% at all times. In addition to an assessment of the underlying securities held in the account, we do a credit check on the customer at the time a margin account is opened to evaluate the credit worthiness of the customer and review the account information provided by the customer at the time the account is opened. Existing margin accounts and loans are monitored by our computer systems on a daily basis to ensure regulatory margin limits are not exceeded due to fluctuation in the value of the securities in the account providing the collateral for the margin loan. We did not incurred any significant losses as a result of our customer margin activities during 2002 and 2003.

OUR CUSTOMER ACCOUNT ACQUISITION STRATEGY

In 2001, we commenced a strategy that included the acquisition of existing accounts from various broker-dealers. During 2001 and 2002 we paid aggregate consideration of $6,872,689 in connection with the execution of this strategy.

Through this strategy we were able to add over 35,000 additional accounts. These transactions were typically funded with a combination of cash and our common stock. In connection with these transactions, we recorded the value of the accounts acquired as intangible assets, which are being amortized over four years based upon their estimated useful life. Intangible assets are reviewed for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable. Impairment is determined based upon the estimated discounted cash flow of the intangible assets being held.

OUR INTERNAL RESTRUCTURING

      In April 2003, JB Oxford & Company formally changed its name to National Clearing Corp, in anticipation of separating the retail and clearing functions of JB Oxford & Company into two separate entities. Also at this time, Stocks4Less, Inc. (formerly an inactive subsidiary) was renamed JB Oxford & Company, and granted to National Clearing Corp the right to use the JB Oxford name until the separation was completed.

      Effective on or about October 1, 2003, all of the retail activities of National Clearing Corp were transferred to JB Oxford & Company. At that time, National Clearing Corp ceased use of the JB Oxford name, and commenced operations under its own name. Since that time, JB Oxford & Company has operated as a retail correspondent firm of National Clearing Corp. National Clearing Corp no longer has any retail customers. Its business is limited to clearing and execution services for correspondent firms, including JB Oxford & Company.

GOVERNMENTAL REGULATIONS

General Securities Industry Regulations. The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, NASD, and other self-regulatory organizations and state and foreign regulators can, among other things, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. While we neither actively solicit new foreign accounts nor have established offices outside of the United States, our websites are accessible worldwide over the Internet and we currently have account holders located outside the United States. These accounts make up less than 5% of our accounts and are spread across many jurisdictions. Any adverse action by foreign regulators with respect to regulatory compliance in foreign jurisdictions could adversely effect our revenues from clients in such country or region.

Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our operations and profitability.

Federal Regulations. In general, broker-dealers are required to register with the Securities and Exchange Commission ("SEC") and to be members of the National Association of Securities Dealers "NASD." As such, we are subject to requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of the NASD. These regulations are extensive and establish, among other things, the following:

      o minimum net capital requirements for our operating subsidiaries, NCC and JBOC.

      o rules regarding the possession and control of customer funds and securities;

      o rules regulating the reserves required to be maintained by clearing broker-dealers to protect customer assets; and

      o rules regulating the trading of securities on behalf of customers and the Company.

State Regulations. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements. For the most part, however, state regulators typically rely on the existing federal and self-regulatory organization rules for governing the actions of broker-dealers.

Clearing Regulations. In its capacity as a clearing firm, NCC is a member of the National Securities Clearing Corporation ("NSCC"), The Depository Trust & Clearing Corporation ("DTCC") and the Options Clearing Corporation ("OCC"), each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, NCC is required to comply with the rules of such clearing agencies, including rules relating to possession and control of client funds and securities, margin lending and execution and settlement of transactions.

Margin Regulations. Margin lending activities are subject to limitations imposed by the Federal Reserve and NASD. In general, these regulations provide that in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower.

In connection with these regulations we are subjected to periodic reviews by federal and industry regulators. These reviews can result in required revisions to our operations and our firm if we are deemed to not be in compliance. The results and findings of such reviews are discussed with management and to date have not had a material adverse impact on our operations. Because of the extensive nature of the regulations and regulators we are subject to, there can be no assurance that we will not be deemed to be in violation in the future despite our best efforts at compliance.

Net Capital Requirements. We are subject to SEC Rule 15c3-1, Net Capital Requirements For Brokers or Dealers, which establishes minimum net capital requirements for broker-dealers. Rule 15c3-1 is designed to measure financial integrity and liquidity in order to assure the broker-dealer's financial stability within the securities market. The net capital required under Rule 15c3-1 depends in part upon the activities engaged in by the broker-dealer.

In computing net capital under Rule 15c3-1, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a firm's position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with Rule 15c3-1 could require intensive use of capital and could limit our future business operations. Failure to comply with the minimum net capital requirements of Rule 15c3-1 would require us to increase the level of our capital, which could limit our ability to pay our debts and/or interest obligations, and may subject us to certain restrictions that may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that we cannot or elect not to increase the level of capital into that business or otherwise bring us into compliance, we would ultimately be forced to cease operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

For NCC, we have elected to use the alternative method of net capital computation, as permitted by Rule 15c3-1, which requires us to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 2003, NCC had net capital of $9,554,544, which was $7,873,465 in excess of the minimum amount required. JBOC, as an introducing broker-dealer, had net capital requirements of only $5,000, as it does not hold customer funds or securities. At December 31, 2003, JBOC had net capital of $420,575, which was $414,478 in excess of the minimum amount required. We file a Form X-17A-5 containing our Net Capital calculations on a monthly basis with the NASD. In addition, these calculations are reviewed during all periodic examinations by our regulators. Reviews of our Form X-17A filings have not resulted in any material action being taken by the NASD with respect to our Net Capital Requirements.

OUR INSURANCE

Company. We maintain general liability insurance in amounts we believe are sufficient for our operations. These current policies expire in April of 2004. Some of the claims against us, however, could exceed the scope of our coverage in effect or coverage of particular claims or damages could be denied. In addition, we may not be able to obtain adequate insurance at a reasonable cost in the future.

Customer Accounts. We are a member of the Securities Investor Protection Corporation ("SIPC"), which provides our customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances in the event of our liquidation. In addition, we have also acquired an additional $10,000,000 per account, $50,000,000 in the aggregate, in insurance coverage through Lloyds of London as added protection for individual customers' securities accounts, covering all of our customers and customers of our correspondents that we carry. SIPC and excess SIPC insurance is generally available in the event of the failure or insolvency of a brokerage firm, to re-pay customers up to the amount of insurance available. It does not insure against investment losses in customer accounts. Coverage does not protect against losses from changes in the market value of customer investments, or insure the quality of investments. Coverage is also not available to accounts of executive officers and directors of the Company as well as to accounts of broker-dealers.

OUR COMPETITION

Brokerage Services. The market for discount and electronic brokerage services is rapidly evolving and intensely competitive. We face direct competition from firms offering discount and electronic brokerage services such as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., Waterhouse Investment Services, Inc. (a subsidiary of Toronto Dominion Bank), Ameritrade, Inc. (a subsidiary of Ameritrade Holding Corporation), and E*TRADE Group, Inc. We also encounter competition from established traditional full commission brokerage firms such as UBS PaineWebber, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney, Inc. (a subsidiary of Citigroup, Inc.), among other traditional firms, which typically also offer their customers on-line services. In addition, we compete with financial institutions, mutual fund sponsors and other organizations. Further, the industry is currently undergoing consolidation, which may strengthen our competitors, and this trend is expected to continue. Competition for these services is based upon many factors, including reputation, size, experience, advertising, services, relationship, cost and reliability. Many of our competitors in the business have significantly greater resources than we have.

Clearing Services. Our clearing and execution business faces competition in seeking new correspondents from other clearing broker-dealers, such as Bear Stearns Global Clearing Services, Pershing Investments, LLC, Penson Financial Services, Inc., and other such firms. Competition is based upon many factors, including reputation, size, experience, advertising, services, relationship, cost and reliability. Many of our competitors in this business have significantly greater resources than we have.

OUR EMPLOYEES

As of March 4, 2004, we had approximately 89 employees. Between January 2001 and mid-2003, we reduced our workforce by approximately 62% due to the market slowdown and a reduction in transaction volume. Since that time, our workforce has remained steady. As demand for our products and services increases in the future, we expect to need to correspondingly increase our personnel.

ITEM 2.           PROPERTIES

Our principal offices and the principal offices of NCC are located at 9665 Wilshire Boulevard, 3rd Floor, Beverly Hills, California 90212. As of March 20, 2004, we lease or conduct our operations from, and have our administrative offices at, the following locations:

                   Location                  Area (Sq. Feet)         Principal Use                 Lease
                   --------                  ---------------         -------------                 -----
  9665 Wilshire Blvd., 2nd, 3rd, 5th and         27,240          Administration and        Expires Dec. 2010
  8th Floors, Beverly Hills, CA  90212                           NCC Operations

  9601 Wilshire Blvd., Suite GF-3, Beverly        8,258          JBOC - Operations         Expires Jun. 2004
  Hills, CA  90210

  One Exchange Plaza, 19th Floor                  6,050          JBOC - Operations         Expires Jun. 2006
  New York, NY  10006

  109 South Seventh Street, Suite 111             1,100          JBOC - Operations         Expires Feb. 2008
  Minneapolis, MN  55402

  1333 Broadway                                   1,285          NCC - Operations          Expires Dec. 2005
  Oakland, CA

Our offices, and the offices and facilities of our subsidiaries, are considered by management to be generally suitable and adequate for their intended purpose. With our reductions in force over the past two years, some of our office space has been vacated. We negotiated an early release from our former Miami office lease, and we have sublet our excess space in New York and Los Angeles.

ITEM 3.           LEGAL PROCEEDINGS

      In addition to those matters described below, we are from time to time subject to legal arbitration or administrative proceedings arising in the ordinary course of our business, including claims by customers relating to brokerage services as well as matters related to our clearing services. We are also subject to periodic regulatory audits and inspections by the SEC and NASD which could give rise to claims against us. While we make a provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, legal matters are inherently unpredictable and expensive to defend. If there are adverse outcomes in our legal proceedings, it could have a material adverse effect on our business and financial condition. Those proceedings that management believes may have a significant impact are described below.

SEC MUTUAL FUND INVESTIGATION

We are currently under investigation by the SEC, the New York State Attorney General ("NYAG") and the US Attorney's Office for the Central District of California ("USAO") related to allegations that we improperly processed mutual fund trade orders which, among other allegations, enabled certain hedge fund and mutual fund customers to engage in "late trading." The alleged transactions took place between May 2002 and September 2003 and we have terminated our arrangements with the subject customers. Since August 2003 we have been providing the SEC and the NYAG with documents and testimony in response to subpoenas and we believe that we have been cooperating in these investigations.

On November 6, 2003, we received a "Wells Notice" as part of the SEC's investigation informing us that the staff of the SEC's Pacific Regional Office intended to recommend that the SEC bring civil and administrative enforcement actions against us based on alleged violations of federal securities laws related to the alleged mutual fund trading transactions. We have responded to the Wells Notice and believe we are cooperating in connection with the notice. To that end, we have had several meetings with the SEC with the goal of settling this matter.

In the event charges are filed against us related to the SEC, NYAG and/or USAO investigations, we could be subject to significant sanctions and penalties, including but not limited to suspension or revocation of our licensing and registration as a broker-dealer, and substantial monetary fines which could have a material adverse effect on our business and financial condition. Furthermore, our reputation could suffer and any damage to our reputation could cause us to lose existing customers and fail to attract new customers which would have a material adverse effect on our business and financial condition. While NCC admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any amounts related to this matter, as the amount of loss is not estimable at this time. However, substantial penalties from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company

OTHER REGULATORY MATTERS

In April 2003 we were notified by the SEC in the course of a routine examination that we had a deficiency since September 2002 in our required reserve account deposits in violation of SEC rules. This deficiency identified by the SEC, which ranged between $120 million and $145 million, was caused primarily as a result of our deposit of customer funds into certificates of deposit and money market accounts at a financial institution in excess of the amount of funds permitted to be maintained at any one financial institution. Our inadvertent inclusion of accounts maintained by certain of our executive officers and directors in our reserve account calculations also contributed to the deficiency since under the SEC rules we are not permitted to include such accounts in our calculations. We subsequently brought our required reserve accounts into compliance within the two weeks requested by the SEC. Although the deficiency was in violation of the SEC rules, at no time were any customer funds at risk of loss. The NASD subsequently required us to pay a $15,000 fine and the matter was concluded in early 2004.

USAO SETTLEMENT AGREEMENT RELATED TO PRIOR MANAGEMENT

In February 2000, we entered into a settlement agreement with the United States Attorney's Office for the Central District of California (the "USAO") in connection with an investigation commenced in 1997 by the USAO of certain of our former affiliates and management. The USAO investigation, and the concurrent investigation by the SEC, related to an alleged failure to disclose the relationship of an individual who was purported to be secretly in control of the company and the trading practices of such individual. Our current executive officers and directors were not the subject of the USAO or SEC investigations.

While we maintained our innocence, we agreed to pay $2,000,000 to the USAO over a period of three years in settlement of the investigation and to offset the USAO's costs of its investigation. We recognized a charge of $2,300,000 in the fourth quarter of 1999 to account for the settlement agreement with the USAO and an anticipated settlement with the SEC.

Under the terms of the settlement agreement, if we fail to make payment of any installment when due, the entire unpaid balance will become immediately due and payable, and if we sell a controlling interest in our operating subsidiary to a third party, the remaining unpaid installments must be paid prior to the closing of the sale.

In May 2002, the settlement agreement was amended to modify the payment schedule for the balance owing of $1,000,000 under the settlement agreement. No payment was required to be made in 2002 and the balance was to be paid in equal annual installments in February 2003 and February 2004. In February 2003, the USAO agreed to extend the due date on the $500,000 payment then due under the settlement agreement. We made a partial payment of $50,000 on March 31, 2003, and the USAO extended the time for any further payment. As of December 31, 2003, the Company owed a balance of $950,000. The Company made a partial payment of $50,000 in February 2004, and is continuing to negotiate with the USAO regarding the timing and amount of subsequent payments. The Company originally accrued payments related to this matter totaling $3.0 million, to cover both the settlement with the USAO, and a potential settlement with the SEC. The SEC notified the Company in 2002 that it had closed its investigation without action or monetary assessment. Accordingly, the amount accrued has been reduced to $950,000 at year end, the remaining balance due to the USAO.

LITIGATION RELATED TO OERI NOTES

The Company is a party to a lawsuit entitled EBC Trust v. JB Oxford Holdings, Inc., et als., pending in the Federal District Court in Los Angeles. In this suit, EBC Trust, as the assignee of certain notes described below issued by the Company is seeking payment of the $2.9 million of such notes. The Company issued $2,867,500 in demand notes to former shareholders during 1997. The notes bore interest at 8 1/4%, payable quarterly. In 1998, $250,000 was paid on the demand notes. In 1999, $728,125 of the debt was forgiven by Oeri Financial, Inc. and Felix A. Oeri (collectively "Oeri"), leaving a balance due of $1,889,375, which was reclassified to notes payable in 1999. A $1,000,000 subordinated loan agreement, payable to Oeri Finance, Inc., matured by its terms on March 31, 1999. The balance due was reclassified to note payable at that time.

Since in or about March 1999, the Company has refused to make payment under the notes payable totaling approximately $2.9 million, plus interest, and has asserted defenses and counterclaims against the alleged holders of the notes related to: i) an award entered jointly against the Company and the holders related to alleged wrongful conduct by the Company in clearing certain customer accounts during the time that the holders of the notes payable ran the Company; and, ii) the Company has acquired a Judgment against Oeri Finance, Inc., which it intends to use as a set-off against claims on the notes payable. The amount of the Judgment acquired is substantially in excess of the total claimed due on the notes payable.

In July 2002, the court magistrate granted a pre-judgment attachment against the assets of the Company in favor of EBC Trust. In January 2003, the Court reversed the magistrate's order and dissolved the attachment. In January 2003, EBC Trust amended its claim to assert additional claims against the Company and to add claims against the officers and directors of the Company, as well as to add a claim against NCC under the $1,000,000 Oeri subordinated note. By Order dated October 14, 2003, in response to motions filed by the Company, the Court dismissed several claims, struck portions of the Amended Complaint, and compelled EBC Trust to arbitrate all claims against NCC.

As to the remaining claims, the Company has asserted a number of defenses to EBC Trust's claims, including fraud, and contribution related to a judgment entered against EBC Trust's predecessor-in-interest under the notes payable and NCC in an NASD arbitration commenced by Stanly J. Cohen, Receiver for Secured Equity Title and Appraisal Agency Corp. NCC settled all of the claims against it in that matter in 2002, and as a part of that settlement, obtained the assignment from Secured Equity of a Judgment against Oeri Finance, Inc. Accordingly, the Company has asserted a claim of offset for the Judgment against Oeri Finance, Inc.

In December 2003, EBC Trust commenced an arbitration action with the National Association of Securities Dealers, Inc., against JBOC, seeking recovery on the $1,000,000 subordinated note originally issued to RMS Network, Inc., and subsequently assigned with approval from the Company and the NASD to Oeri Finance, Inc. The Company intends to vigorously defend the action and believes that it has meritorious defenses including, without limitation: i) the suit is brought against the wrong party; ii) no valid assignment has ever been approved by the Company or the NASD to EBC Trust, as required by the terms of the note; and iii) the Company will assert an offset for the Judgment obtained against Oeri Finance, Inc., described above. The Company has recorded liabilities of approximately $2.9 million on its balance sheet in notes payable, additionally, the Company has $816,429 of accrued interest related to these notes included in accounts payable and accrued expenses.

LITIGATION RELATED TO ACCOUNT ACQUISITIONS

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We countersued for violations of the purchase agreement by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to the stock to be issued. A decision is pending on that matter by the arbitration panel. If we receive an adverse ruling from the panel, we could be required to make subsequent payments to Share King LLC in cash, instead of in our choice of cash and/or stock.

See  also  Note  16  "Commitments  and   Contingencies"  of  the  Notes  to  the
Consolidated Financial Statements, below.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the 4th quarter of 2003.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED SHAREHOLDER MATTERS

Our common stock is traded in the over-the-counter market with prices quoted on the NASD's Automated Quotation System SmallCap market ("NASDAQ") under the trading symbol "JBOH." Quotations given are from NASDAQ and represent prices between dealers exclusive of a retail mark-up, mark-down, or commission. They do not necessarily represent actual transactions. Prices have been retroactively adjusted to give effect to the 1 for 10 reverse stock split that was effected in 2002.
                          STOCK PRICE AND DIVIDEND DATA

                                               Month Ended
                                          1-31-04        2-29-04
                                       --------------  -------------
Price range of common stock
  High                                      $3.75          $5.19
  Low                                        2.75           3.00
  Close at end of period                     3.26           4.07

----------------------------------------------------------------------------------------------
                                                              Quarter Ended
                                     3-31-03        6-30-03         9-30-03       12-31-03
                                  --------------  -------------  -------------- --------------
Price range of common stock
  High                                 $3.30          $5.10           $6.25          $4.01
  Low                                   1.95           2.13            2.90           2.76
  Close at end of period                2.30           4.46            3.75           3.12

----------------------------------------------------------------------------------------------
                                                              Quarter Ended
                                     3-31-02        6-30-02         9-30-02       12-31-02
                                  --------------  -------------  -------------- --------------
Price range of common stock
  High                                $21.50         $15.20          $10.00          $4.83
  Low                                   9.90           7.50            2.60           1.60
  Close at end of period               15.50          10.10            2.70           2.67

----------------------------------------------------------------------------------------------

The number of record holders of our common stock as of March 4, 2004 was 328. We believe the number of beneficial holders of our common stock as of March 4, 2004, the most recent date for which this data is available to us, was approximately 10,000.

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

Sales of Unregistered Securities

In February 2003, we reported on Form 8-K that we had entered into a Note Extension Agreement whereby the maturity dates of our $3,418,696 Senior Secured Convertible Note and our $2,000,000 Secured Convertible Note, both held by Third Capital Partners, LLC, were extended for an additional year to December 31, 2003. As consideration for the extension, and to reflect the effect of the reverse split which occurred in October 2002, the conversion rate on the Notes was adjusted to $2.67 per share, which was the closing price of our common stock on the Nasdaq SmallCap Market on December 31, 2002. Under the adjusted conversion rate, the Notes are convertible into 2,029,474 shares of common stock. The issuance of the convertible notes was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering. On December 31, 2003, the Company and Third Capital Partners, LLC, agreed to extend the term of both notes until December 31, 2004.

In September we issued 120,000 shares of our common stock to OCC Ventures, LLC, in reliance upon the exemption set forth in Section 4(2).

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

                                             JB OXFORD HOLDINGS, INC.
                                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                  (Amounts in thousands, except per share data)

 Income Statement Data:                2003         2002         2001         2000      1999 (2)
 ----------------------                ----         ----         ----         ----      --------

Revenues                            $  19,900    $  22,388    $  35,348    $ 100,862   $ 104,212

Net Income (Loss)                      (5,949)      (7,474)      (6,942)       4,973      10,445

Basic Earnings (Loss) Per Share         (3.83)       (5.21)       (4.95)        3.50        7.31

Diluted Earnings (Loss) Per Share       (3.83)       (5.21)       (4.95)        2.25        4.49
Dividends                                  --           --           --           --          --
Balance Sheet Data:
-------------------
Total Assets                        $ 262,905    $ 264,585    $ 262,439    $ 352,254   $ 497,739
Long-term and Subordinated Debt           403           --           --        3,734          --
Liabilities (Excluding Long-Term)     251,541      248,362      239,656      318,628     471,368
Total Shareholders' Equity             10,961       16,223       22,783       29,892      26,371
Book Value Per Share (1)                 6.55        11.12        16.40        21.27       18.33

(1) Computed using shareholders' equity divided by total outstanding common stock.
(2)   Reclassification of Extraordinary Item:

During the year ended December 31, 1999, Oeri Finance (a former shareholder of the Company) forgave a note payable in the gross amount of $728,125 (See Note 13 to the financial statements). The forgiveness of debt was reported as an extraordinary item in the 1999 financial statements. The amount reported in the statement of operations was $436,875, which is net of income taxes of $291,250. .. FAS 145: "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 states: "Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior
periods   presented   that  does  not  meet  the  criteria  in  Opinion  30  for classification as an extraordinary item shall be reclassified." Accordingly, the forgiveness of debt reported in 1999 has been reclassified.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this section of the Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements, expressed or implied by the forward-looking statements, including, but not limited to, those risks and uncertainties discussed under "Risk Factors" after Item 7A below.

Executive Level Overview

Through our wholly-owned subsidiaries, we are engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. We are a fully integrated brokerage firm, providing retail brokerage services, clearing services and market making services to our customers.

Our retail subsidiary is JB Oxford & Company ("JBOC"). JBOC is a registered broker-dealer offering discount and electronic brokerage services to the investing public. JBOC's website is www.jboc.com, which allows customers to review account information, conduct market research, place trades, and manage their accounts online. JBOC has retail offices in Beverly Hills, New York and Minneapolis.

Our clearing subsidiary is National Clearing Corp ("NCC"). NCC is also a registered broker-dealer, offering clearing services to independent broker-dealers ("correspondents"). NCC's largest correspondent is JBOC. In addition, NCC acts as a market maker in stocks traded on the NASDAQ National Market System and other national exchanges.

The financial services industry is a dynamic and ever-changing industry. Management believes that continued improvements in technology and the widespread use of technology, including the Internet, is dramatically changing the way financial services are provided. The ability to obtain quotes, make trades, and obtain account information instantly through the Internet has come to be expected by many investors. Management believes that additional technologies, products and services will become commonplace in the not too distant future. Management's strategy is to position us to take advantage of the opportunities presented by the expected changes in the financial services industry. We continually update our web site at www.jboxford.com to improve speed, allow easier navigation and expand selection of timely market information and research tools. In early 2004 we redesigned our web site to include an upgraded navigational scheme and richer financial content. Our trading site provides integration of charts, quotes and research, and includes bond and mutual fund trading.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with Generally Accepted Accounting Policies ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

Marketable Securities Owned and Securities Sold Not Yet Purchased. Marketable equity and other securities owned and securities sold, not yet purchased, are reported at prevailing market prices. Other equity securities included in securities owned that are not publicly traded are reported at estimated fair value. The Company estimates fair values of such securities using cost, in addition to economic and operating trends of the investments and other relevant information. Realized and unrealized gains and losses on securities owned and securities sold, not yet purchased, are included in trading profits, net.

Allowance for Doubtful Accounts. On an ongoing basis, the Company reviews its allowance for doubtful accounts on receivables from broker-dealer and clearing organizations, customer receivables and other receivables. The Company establishes allowances to cover known and inherent losses. Management primarily considers the value of collateral being held as a basis of determining the adequacy of its allowance for doubtful accounts. Accounts are charged off to the allowance once the collateral is liquidated and other collection efforts have been exhausted.

Intangible Assets. Intangible assets consist of customer accounts acquired from other securities broker dealers and are carried at cost net of accumulated amortization. Amortization is provided for using an estimated useful life of four years. Intangible assets are reviewed for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable. Impairment is determined based upon the estimated discounted cash flow of the intangible assets being held.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management believes it is more likely than not that the net deferred tax asset will not be realized. Conversely, when it subsequently becomes apparent that a valuation allowance is no longer required due to changes in circumstances, this portion of the valuation allowance is reversed and reduces our overall income tax expense. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments. Substantially all of the Company's financial assets and liabilities are carried at market or estimated fair value or are carried at amounts that approximate current fair value because of their short-term nature. Estimates are made at a specific point in time based on relevant market information and information about the financial instruments.

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

In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective for fiscal years beginning after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under APB 25 to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 14 of the Notes to Consolidated Financial Statements for pro forma disclosure of the impact of stock options utilizing the Black-Scholes valuation method.

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entitles." This statement addresses the consolidation of variable interest entities ("VIE"). A VIE is corporation, partnership, trust or other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 required a VIE to be consolidated by a company if that company is subject to a majority of the VIE's risk of loss or if it is entitled to receive a majority of the VIE's residual returns. The adoption of the statement did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement modifies the accounting for certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 effective July 1, 2003. The impact of the adoption had no effect on the Company's financial condition or results of operations.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred losses of $5,948,964, $7,474,158 and $6,941,756 during the years ended December 31, 2003, 2002, and 2001, respectively. Additionally, the Company has legal proceedings related to the ongoing mutual fund investigations (as disclosed in Footnote 16, Commitments and Contingencies). These deteriorating financial results of the Company and the uncertainty of legal proceedings against it may cause substantial doubt regarding the Company's ability to meet its obligations as they become due in the normal course of business. Please see Note 3 to the financial statements:
Going Concern.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended 2002

Revenues

Our total revenues were $19,900,126 in 2003, a decrease of 11% from $22,387,879 in 2002. This decrease of $2.5 million was primarily attributable to decreases of $2.4 million in interest income, $1.0 million in clearing and execution and $0.6 million in other revenue which were partially offset by increases of $0.7 million in commissions and $0.7 million in trading profits.

Clearing and Execution. Clearing and execution revenues are generated principally through transaction charges to our correspondent brokers. Clearing and execution revenues decreased 25% to $2,897,911 in 2003, from $3,887,612 in 2002. The decrease in 2003 was primarily attributable to a 24% decline in total trade volume, and from servicing a lower number of correspondents. There has also been a downward trend of the pricing to clear for correspondent brokers.

Trading Profits. Trading profits are realized and unrealized revenues generated from market making activities and other proprietary trading. Revenues from trading profits increased 49% to $2,187,974 in 2003, from $1,471,277 in 2002. The increase in 2003 was primarily attributable to profits from proprietary trading of approximately $1.0 million offset by a 34% decline in order flow related to trading volumes. Proprietary trading opportunities include event-based situations in which the firm will take either a long or short position in a specific security or securities.

Commissions. Commission revenues are generated from security transactions from our retail customers. Commission revenues increased 9% to $8,880,695 in 2003, from $8,171,012 in 2002. Total JBOC retail discount and on-line trade volume increased 25% in 2003. This was in part due to the acquisition of customer accounts during 2002, offset by a revised commission schedule implemented in April 2003 which lowered average commissions. In 2004, we will continue to search for opportunities to acquire compatible discount and on-line brokerage operations of other firms, in an effort to expand our customer base and transaction volume. Interest. Interest is earned principally from retail customer margin balances. Other interest is earned from investments made in cash required to be segregated by federal and other regulations. Interest revenues decreased 29% to $5,632,688 in 2003, from $7,979,705 in 2002. This was attributable to declines in receivables due from customers and in customer segregated cash balances as well as declines in the interest rate earned on segregated balances.

Other. Other revenue consists of fees charged to retail customers and correspondents incidental to the securities business, in addition to other miscellaneous amounts earned. Other revenues decreased 66% to $300,858 in 2003, from $878,193 in 2002. The revenue in 2002 was in large part due to receipt of a legal settlement and a World Trade Center Recovery Grant. Management anticipates that other revenues will continue to account for a negligible percentage of total revenues in the future.

Expenses

Operating expenses decreased 27% to $24,806,742 in 2003 from $33,762,037 in 2002. The decrease was primarily attributable to a decrease of $2.1 million in employee compensation, $1.4 million in occupancy and equipment, $1.2 million in professional services and $1.1 million in promotional expenses, offset by an increase of $0.5 million in other expense. Management continues to look at ways to contain costs and improve operating efficiencies through technology, as well as provide for ways in which we may grow total revenues.

Employee and Broker Compensation. Compensation expense is salary and benefits paid to and on behalf of employees of the Company. All brokers and traders employed by the company are considered employees. Expenses for employee salaries and broker compensation decreased 25% in 2003 to $6,408,314 from $8,547,186 in 2002. The decrease was primarily attributable to the decrease in the number of employees of 21% to 91 in 2003 from 115 in 2002, partially offset by annual salary increases. We continue to monitor our work force and make reductions when necessary.

Clearing and Floor Brokerage. Clearance and Floor brokerage expense consists of costs incidental to the comparison, receipt, settlement, custody and delivery functions involved in securities transactions. Clearing and floor brokerage expense decreased 5% in 2003 to $996,809 from $1,045,760 in 2002. The decrease was attributable to lower trading volumes.

Communications. Communications expense consist of the preparation and delivery of confirmations and statements to retail customers as well as market data and communication costs for our website operation and telephones. Communications expense decreased 23% in 2003 to $2,113,303 from $2,743,150. The decrease was attributable to reduced costs for statements and confirmations production and reduction in telephone and data communications costs.

Occupancy and Equipment. Occupancy and equipment costs consist of office and equipment rental along with related maintenance and deprecation expense. Occupancy and equipment costs decreased 25% to $4,122,942 in 2003, from $5,493,046 in 2002. The decrease was attributable to the sublet of unused office space, and expiration of lease commitments for equipment partially offset by the establishment of offices in Minneapolis, Minnesota and Oakland, California, and higher costs for utilities. Additionally, lease commitments for office space in Beverly Hills will expire on June 30, 2004. The Company has no intention of renewing this lease. This represents a lease commitment of in excess of $25,000 a month or $300,000 a year.

Interest. Interest cost consists principally of monies paid on retail customer credit balances. Interest expense decreased 41% to $1,218,536 in 2003, from $2,053,339 in 2002. The decrease was attributable to a substantial decrease in the rate paid on customer free credit balances.

Data Processing. Data processing costs are computer service bureau expenses to operate our back office accounting and securities system, as well as third party data processing for our website. Data processing expense decreased 4% to $2,287,153 in 2003, from $2,379,306 in 2002. The decrease in data processing expense for 2003 was the result of re-negotiated contract pricing with our back office service provider with more favorable terms in 2003 and a reduction in total trade volume. To reduce data processing costs the Company is charged for, the

Company "bunches" or groups certain trades prior to uploading them to the service bureau. This bunching occurs on trades for which multiple executions are provided for the same order. Trades are bunched for transactions in the same security, same side (buy or sell) and have the same price.

Professional Services. Professional services are expenses incurred for outside legal counsel and independent public accountants, as well as consulting fees paid to Third Capital. Professional services expense decreased 33% to $2,485,631 in 2003 from $3,714,979 in 2002. The decrease was primarily due to a 54% decrease in legal expense. We are reducing our reliance on outside counsel for arbitration matters that may arise and we expect that this will reduce the professional fees paid in 2004.

Promotional. Promotional expense consists of advertising and name branding of the Company and its subsidiaries. Promotional expense decreased 82% in 2003 to $251,031 from $1,361,100 in 2002. The decrease was primarily due to the termination of advertising utilizing print media and an increased use of Internet based advertising services.

Bad Debt Expense. Bad debt expense is a function of the commission revenue and specific write-offs that may occur based on the collateral in customer margin accounts. Bad debt expense decreased 42% to $80,122 in 2003 from $138,512 in 2002.

Settlement Expense. Settlement expense consists of the amounts paid or accrued in the settlement of arbitrations and other legal matters. Settlement expense decreased 78% to $464,500 in 2003 from $2,111,249 in 2002. The expense recorded in 2002 was in large part the result of an arbitration award to Secured Equity Title and Appraisal Company for $3,000,000. This was partially offset by the reversal of $960,000 accrued for an anticipated payment to the Securities and Exchange Commission.

Amortization of Intangible Assets. Amortization expense consists of charging to expense the cost of intangible assets acquired including any impairment of value. Amortization expense of intangible assets decreased 20% to $1,442,908 in 2003 from $1,802,021 in 2002. This expense relates to the amortization of the cost of customer accounts acquired from other broker dealers. The decrease was attributable to the decline in impairment expense of $0 compared to an impairment expense of $563,726 in 2002, partially offset by a higher amortization rate. We will continue to monitor the carrying value of these intangible assets.

Other Operating Expenses. Other operating expenses consist of insurance, registration, travel, supplies and other costs incidental to the operations of the business. Included in this category for 2003 was the $1,500,000 charge for the abandonment of the lease in Oakland, California. Other operating expenses increased 24% to $2,935,493 in 2003 from $2,372,390 in 2002. The increase was primarily attributable to the abandonment of the Oakland lease, partially offset by reduced travel and entertainment expense.

Effective Tax Rate. Our effective tax rate varied from our statutory federal rate due to changes in state taxes net of federal benefit and other temporary or permanent differences. (See Note 12. "Income Taxes" of the Notes to Consolidated Financial Statements, below.)

Year Ended December 31, 2002 Compared to Year Ended 2001

Revenues

Our total revenues were $22,387,879 in 2002, a decrease of 37% from $35,347,821 in 2001. This decrease of $13.0 million is primarily attributable to decreases of $7.0 million in interest revenue, $4.3 million in commissions, $1.6 million in trading profits and $0.1 million in clearing and execution, partially offset by an increase of $0.1 million in other revenue.

Clearing and execution. Clearing and execution revenues decreased 2% to $3,887,612 in 2002, from $3,985,922 in 2001. The decrease in 2002 is partially attributable to a decline in correspondent trade volumes partially offset by a higher pricing mix.

Trading profits. Trading profits decreased 52% to $1,471,277 in 2002, from $3,095,203 in 2001. The decrease in 2002 is attributable to a 46% decline in trade volumes, which is related to the decline in trades from both retail customers and correspondents.

Commissions. Commission revenues decreased 35% to $8,171,012 in 2002, from $12,498,400 in 2001. Commission revenue is attributable to the 32% decline in retail trade volume generated by our customers.

Interest. Interest revenues decreased 47% to $7,979,705 in 2002, from $14,968,622 in 2001. The decrease in 2002 is partially attributable to the decline in customer margin balances and partially offset by increased earnings on cash and customer segregated cash balances.

Other. Other revenues increased 10% to $878,193 in 2002, from $799,674 in 2001. The increase in 2002 was not attributable to any significant or single factor.

Expenses

Operating expenses totaled $33,762,037 in 2002, a decrease of 24% from $44,401,627 in 2001. This decrease of $10.6 million was primarily attributable decreases of $5.5 million in interest expense, $3.2 million in employee and broker compensation, $1.8 million in communications expense, $1.1 million in data processing charges, and $1.0 million in professional services, partially offset by an increase of $0.5 million in promotional expenses. As a percentage of total revenues, total operating expenses accounted for 151% and 126% in 2002 and 2001, respectively.

Salaries and broker compensation. Salaries and broker compensation decreased 25% in 2002 to $8,547,186 from $11,451,551 in 2001. We continue to monitor our work force and make reductions when necessary. The decrease in 2002 was primarily attributable to a reduction in our workforce and the change in broker compensation to a salary based sales force from commission-based compensation, partially offset by annual salary and benefits costs increases.

Clearing and floor brokerage. Clearing and floor brokerage expense decreased 41% to $1,045,760 in 2002 from $1,773,473 in 2001. The decrease in 2002 was primarily attributable to lower trading volumes in our retail and correspondent businesses.

Communications. Communications expense decreased 40% to $2,743,150 in 2002 from $4,588,327 in 2001. The decrease in 2002 was primarily attributable to decreases in market data services, telephone and data communications, postage, printing and confirmation services, partially offset by an increase in statements services.

Occupancy and equipment. Occupancy and equipment expense decreased 6% to $5,493,046, from $5,838,467 in 2001. These costs have remained fairly static during the three years ended 2002, however management believes these costs will decline in 2003 as lease commitments expire. We vacated our Miami office in late 2002 and took a charge for rent expense of approximately $203,123 in the fourth quarter of 2002 for the remaining lease commitment, which expired in June 2003.

Interest expense. Interest expense decreased 73% to $2,053,339 in 2002 from $$7,534,686 in 2001. The decrease in 2002 was primarily attributable to a decrease in stock loan activity and lower free credit balances.

Data processing charge. Data processing expense decreased 32% to $2,379,306 in 2002, from $3,484,346 in 2001. The decrease in 2002 was attributable to the overall decline in back office service provider costs due to decline in trade volume for all of our activities, in addition to a new contract negotiated with our back office service provider with more favorable terms in 2001.

Professional services. Professional services expense decreased 21% to $3,714,979 in 2002 from $4,725,033 in 2001. The decrease in 2002 was attributable to a decrease in legal fees and outside consultant fees. We are reducing our reliance on outside counsel for arbitration matters that may arise and we expect that this will reduce the professional fees paid in 2003.

Promotional. Promotional expense increased 52% in 2002 to $1,361,100 from $895,536 in 2001. The increase in 2002 was primarily attributable to increased print media advertising spending. In 2001, we discontinued the use of television ads and began to use the print media as our main source of name branding.

Bad debt expense. Bad debt expense decreased 88% to $138,512 in 2002 from $1,146,244 in 2001. The decrease in 2002 was primarily attributable to lower customer margin balances.

Settlement expense. Settlement expense increased 773% to $2,111,249 in 2002, from $241,792 in 2001. The increase in 2002 was primarily attributable to the settlement after an arbitration award to Secured Equity Title and Appraisal Company, partially offset in part by the reversal of $960,000 that had been accrued for an anticipated settlement with the SEC, which action was terminated by the SEC in early 2002 (See Note 16. "Commitments and Contingencies" of the Notes to Consolidated Financial Statements, below). In 2000 we accrued an additional $500,000 for the anticipated settlement with the SEC.

Amortization of intangible assets. Amortization expense of intangible assets increased 474% to $1,802,021 in 2002 from $313,750 in 2001. The increase in 2002 is primarily attributable to the amortization of the cost of customer accounts acquired from other broker dealers during late 2001 and 2002. Included in the amortization for 2002 is an impairment of expense of $563,726. The impairment charge is related to the intangible assets recorded for the acquisition of customer accounts for two acquisitions. Fair value was determined by calculating the discounted cash flows on the underlying customer accounts over the estimated useful life of the intangibles.

Our effective tax rate varied from our statutory federal rate due to changes in state taxes net of federal benefit and other temporary or permanent differences. (See Note 12. "Income Taxes" of the Notes to Consolidated Financial Statements, below.)

Non-recurring Charges

In the fourth quarter of 2000, we recorded an additional $500,000 for the anticipated settlement with the SEC. The accrual for the anticipated settlement with the SEC was reversed in the amount of $1,000,000 in early 2002 when we were notified that the SEC was discontinuing its investigation. Additionally, in 2002 we accrued a settlement expense of $3,000,000 as the result of an arbitration award to Secured Equity Title and Appraisal Company. (See Note 16. "Commitments and Contingencies" of the Notes to Consolidated Financial Statements, below.)

Liquidity and Capital Resources

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses of $5,948,964, $7,474,158 and $6,941,756 during the years ended December 31, 2003, 2002, and 2001 respectively. Additionally, the Company has legal proceedings related to the ongoing mutual fund investigations (as disclosed in Footnote 16, Commitments and Contingencies). These deteriorating financial results of the Company and the uncertainty of legal proceedings against it may cause substantial doubt regarding the Company's ability to meet its obligations as they become due in the normal course of business. Please see
Note 3 to the financial statements: Going Concern.

We finance our business through the use of funds generated from the business operations of our subsidiaries, mainly NCC. Additionally, NCC has established uncommitted lines of revolving credit with banking institutions with an aggregate borrowing limit of approximately $25,000,000 at December 31, 2003. Further, we have available stock loan financing when necessary. Amounts borrowed bear interest at a fluctuating rate based on the broker call and prime rates. Both bank loans and stock loans are collateralized by customer margin securities. As such, they are subject to the sufficiency of such collateral for advances. The Company has no other sources of debt financing currently available.

The majority of our corporate assets at December 31, 2003, 2002 and 2001 were held by our subsidiary, NCC, and consisted of cash or assets readily convertible to cash, or receivables secured by marketable securities. Our statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow and loan transactions where the contracts are adjusted to market values daily. Additionally, NCC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. (See Item 1. "Business

Overview - Net Capital Requirements" above.) At December 31, 2003, NCC had regulatory net capital of $9,554,544, which exceeded the minimum requirement by $7,873,465. Our net capital has declined from $9,452,719 and $18,975,361 at December 31, 2002 and 2001. If this trend continues the Company will be forced to limit its brokerage activity. Because our subsidiary companies are subject to the Net Capital Rule, there are restrictions on advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals that are subject to regulatory notification.

We are uncertain that our current cash resources and available credit facilities , will be sufficient to fund our expected working capital and capital expenditure requirements for the current calendar year. In the event our working capital is not sufficient, in order to expand our business, respond to competitive pressures, develop additional products and services or take advantage of strategic opportunities, we may need to raise additional funds through debt or equity offerings. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, our existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our common stock. We cannot give any assurance that additional funds will not be needed. If additional funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us.

On December 31 2002, Third Capital Partners, LLC, the beneficial owner of our secured convertible notes in the aggregate principal amount of $5,418,696, maturing December 31, 2002, agreed to again extend the repayment of both notes for a period of 12 additional months, to December 31, 2003. As consideration for the extension, and to reflect the effect of the reverse split which occurred in October 2002, the conversion rate on the Notes was adjusted to $2.67 per share, which was the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. These notes were again extended on December 31, 2003, for an additional year, until December 31, 2004. No further change was made at that time to the conversation rate. We will continue to make interest payments only on each note, and no other terms of the notes were affected by the extension agreements.

Liquidity at December 31, 2003, 2002 and 2001

Our cash and cash equivalents increased by $1,318,215 to $6,897,970 in 2003. This compares with a net decrease in cash and cash equivalents of $1,114,577 in 2002 and an decrease of $1,309,668 in 2001. The fluctuation in our cash position can be impacted by the settlement cycles of the business which relate directly to the cash provided from, or used in, operations.

Cash Flows From Operating Activities

Net cash provided by operating activities was $2,844,559, $3,099,728 and $4,700,100 for 2003, 2002 and 2001, respectively. Our net cash provided by operating activities is impacted by changes in the brokerage-related assets and liabilities of NCC.

During 2003, the most significant use of cash was a decrease in receivable from broker-dealers and clearing organizations of $20,988,125 and a decrease in clearing deposits of $2,035,329. The most significant source of cash in operations was in cash segregated under federal and other regulations of $15,426,651 and receivable from customers of $3,966,085.

During 2002, the most significant use of cash for operating activities was an increase in cash segregated under federal and other regulations of $66,775,306 and an increase in payables to broker-dealers and clearing organizations of $12,521,538. The most significant sources of cash provided by operating activities were reductions in receivables from broker-dealer and clearing organizations of $44,019,430, and receivables from customers of $19,084,588. Additionally, an increase in amounts payable to customers provided cash of $23,659,104.

During 2001, the most significant use of cash in operations was a decrease in payables to broker-dealers and clearing organizations of $59,505,496 and increase in receivable from broker-dealers and clearing organizations of $45,106,278. These changes relate to a decrease in stock loaned and an increase in stock borrowed during 2001. An increase in cash segregated under federal and other regulations and payable to customers used cash of $41,855,227 and 18,125,486, respectively. The most significant source of cash in operations was a decrease in receivable from customers of $175,723,929.

Cash Flows Used In Investing Activities

The net cash used in investing activities during 2003, 2002 and 2001 was $835,175, $2,123,807 and $3,834,688, respectively. Funds used in 2002 and 2001 include $1,753,707 and $2,510,000, respectively, used to acquire the right to service certain customer accounts. The Company issued common stock in the amount of $155,556 and $913,982 during 2003 and 2002 as consideration to acquire rights to service these accounts. The value of the stock was determined based upon the market value at the time of issuance or immediately preceding issuance. The remaining cash uses were a direct result of our capital expenditures during these periods. Our requirement for capital resources is not material to the business as a whole. Although we continually upgrade our information and communication systems, future expenditures for upgrading our various information and communication systems are not estimated to be material to our operations. As technology advances, however, management intends to remain competitive and may incur costs accordingly. We have no plans to open additional offices in 2004 and have no significant commitments for capital expenditures.

Cash Flows From Financing Activities

Financing activities provided (used) cash of $(41,667), $(2,740,000), and $(2,175,080) in 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, repayments of notes payable of $41,667, $2,740,000 and $2,008,000, respectively, was the most significant use of cash for financing activities.

                               JB OXFORD & COMPANY
                              SHORT TERM BORROWING
                             (Amounts in thousands)

Category of aggregate short-term
  borrowings                                   a           b           c          d         e
                                               ------------------------------------------------
Year Ended December 31, 2003 collateralized by:
     Customer securities                       $ --      $ --      $     --    $   --      n/a
Year Ended December 31, 2002
collateralized by:
     Customer securities                       $ --      $ --      $  1,000    $    3      4.0%
Year Ended December 31, 2001
collateralized by:
     Customer securities                       $  --     $  --     $ 21,000    $  700      5.8%

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

To assure stability, management continually explores additional sources of capital to increase our liquidity and capital base. The following table of our material contractual obligations as of December 31, 2003, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated (in thousands):

 Contractual obligations:                                   Less Than 1                                  More Than 5
 ------------------------                                   ------------                                 -----------
                                                 Total          Year        1-3 Years       3-5 Years        Years
                                                 -----          ----        ---------       ---------        -----
 Note payable (1)                               $   569           $ --         $   --          $  569        $   --
 Convertible debt (including interest)(2)           488             --            488              --            --
 Operating lease obligations                      9,822            396          1,296           5,740         2,390
 Purchase obligations (3)                         1,766             83          1,766              --            --

   Total contractual obligations                $12,645           $479         $3,550          $6,309        $2,390

(1) Does not include any payments on notes payable in the principal amount of $2,889,375. See Note 16 Commitments and Contingencies regarding litigation with EBC Trust
(2) Does not include any principal payments on convertible debentures due December 31, 2004 in the amount of $5,418,696. These notes have historically been extended each year.

(3) Represents cost of contractually guaranteed minimum processing volumes with certain of our third party vendors.

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

We record customer transactions on a settlement date basis, which is generally three business days after trade date. We are, therefore, exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contractual obligations, in which case we may have to purchase or sell financial instruments at prevailing market prices. Settlement of these transactions is not expected to have a material effect on our statement of financial condition.

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

Retail broker-dealers with clearing operations such as us are exposed to risks that exceed the simple risk of loss of business due to the loss of retail customers and/or correspondents. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business in the event that the correspondent fails. These risks result where the total assets, securities held in inventory, and cash of the failed correspondent are insufficient to cover both the unpaid customer debits and any, together with losses that may have been generated in the correspondent's trading account. We have established procedures to review a correspondent's inventory and activities in an effort to prevent such losses in the event of a correspondent's failure. However, there can be no assurance that our procedures will be effective in avoiding losses.

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

RISK FACTORS

         You should carefully consider the risks described below before making an investment decision in our securities. The risks and uncertainties described below are not the only ones we face and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. The forward-looking statements in this report involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

WE COULD BE HARMED BY A CURRENT SEC, NYAG AND USAO MUTUAL FUND INVESTIGATION.

         We are currently under investigation by the SEC, the New York State Attorney General ("NYAG") and the US Attorney's Office for the Central Authority of California ("USAO") related to allegations that we improperly processed mutual fund trade orders which, among other allegations, enabled certain hedge fund and mutual fund customers to engage in "late trading." The alleged transactions took place between May 2002 and September 2003 and we have terminated our arrangements with the subject customers. Since August 2003 we have been providing the SEC and the NYAG with documents and testimony in response to subpoenas and we believe that we have been cooperating fully in these investigations.

         On November 6, 2003, we received a "Wells Notice" as part of the SEC's investigation informing us that the staff of the SEC's Pacific Regional Office intended to recommend that the SEC bring civil and administrative enforcement actions against us based on alleged violations of federal securities laws related to the alleged late trading transactions. We have responded to the Wells Notice and believe we are cooperating in connection with the notice. To that end, we have had several meetings with the SEC with the goal of settling this matter.

         In the event charges are filed against us related to the SEC, NYAG and/or USAO investigations, we could be subject to significant sanctions and penalties, including but not limited to suspension or revocation of our licensing and registration as a broker-dealer, and substantial monetary fines which could have a material adverse effect on our business and financial condition. Furthermore, our reputation could suffer and any damage to our reputation could cause us to lose existing customers and fail to attract new customers which would have a material adverse effect on our business and financial condition. While NCC admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any amounts related to this matter, as the amount of loss is not estimable at this time. However, substantial penalties from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company.

OUR CURRENT SHAREHOLDERS WILL BE SIGNIFICANTLY DILUTED IF THIRD CAPITAL CONVERTS THE NOTES INTO SHARES OF COMMON STOCK AND OUR STOCK PRICE COULD MATERIALLY DECLINE IF THIRD CAPITAL SELLS ITS SHARES.

         As of March 4, 2004, we had approximately 1.8 million shares of common stock outstanding. The convertible notes currently held by Third Capital

Partners are convertible into approximately 2 million shares of common stock. If Third Capital Partners elects to convert the convertible notes in full the ownership percentage of our current shareholders will be significantly diluted and Third Capital Partners will own approximately 53% of our common stock.

      If Third Capital Partners sells substantial amounts of our common stock into the public market, it could cause a significant decrease in our stock price. Furthermore, the awareness that a large number of shares is available for sale under this registration statement could cause the price of our stock to fall or could prevent the price from rising.

      In addition to the adverse effect a price decline would have on our shareholders, it could impede our ability to raise capital through the issuance of securities or utilize our common stock for acquisitions. Furthermore, if the price decline is significant enough, it could result in our common stock being delisted from the NASDAQ SmallCap Market. A delisting of our shares could further harm our stock price and make it more difficult for our shareholders to sell their shares.

OUR FAILURE TO MAINTAIN THE NET CAPITAL LEVELS REQUIRED BY VARIOUS REGULATORS COULD ADVERSELY AFFECT OUR BUSINESS.

      The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. Our net capital has declined over the past three years. At December 31, 2003 we had net capital of $9,554,544, as compared to $9,452,719 and $18,975,361 at December 31, 2002 and 2001, respectively.

WE HAVE INCURRED OPERATING LOSSES IN THE PAST AND MAY INCUR FUTURE OPERATING LOSSES.

      We incurred net operating losses of approximately $5 million for the year ended December 31, 2003, approximately $11 million for the year ended December 31, 2002, and approximately $9 million in 2001. As direct result of the downturn in the U.S. securities markets that began in early 2000, and continued through the first six months of 2003, we have suffered a significant reduction in transaction volume, and consequently revenues. While volumes have stabilized in the last 6 months of 2003, and we continue to implement cost containment measures that have reduced our expenses, we cannot assure you that our negative cash flow and net losses from operations will not continue or increase for the foreseeable future. If we continue to incur losses and negative cash flow, we may need additional capital to fund working capital and cash flow deficits.
There can be no assurance that such capital will be available to us, or if available, on terms that are not substantially dilutive to existing shareholders. Additionally, we could lose our uncommitted lines of credit, which would greatly restrict our ability to finance our operations. Although we were profitable in 2000, we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

OUR BUSINESS IS ADVERSELY AFFECTED BY DOWNTURNS IN THE U.S. SECURITIES MARKETS.

      We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have fluctuated considerably and a downturn in these markets has adversely affected our operating results. In March 2000, the stock market entered into a protracted down-trend, resulting in reduced transaction volume, and consequently, revenues. In 2001, the stock markets were closed for four days as a result of the events of September 11, which had a negative impact on our revenues. In 2002, low trading volume and financial losses continued. The invasion of Iraq in 2003 resulted in further reduced trading volumes which contributed to our operating losses in 2003. When trading volume is low, our profitability is likely to be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

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

WE ARE EXPOSED TO CERTAIN CREDIT RISKS WITH OUR CUSTOMERS.

      We allow customers to purchase securities on margin. Therefore, we are subject to risks inherent in extending credit. All borrowing by customers is secured by security positions in their accounts. Furthermore, the amounts customers can borrow is limited by regulatory agencies such as the Federal Reserve Bank and the NASD. When the market is rapidly declining, the value of the collateral we hold can fall below the amount of a customer's indebtedness which increases the risk that the customer will not be able to repay us. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. If such losses are significant, it could have a material adverse effect on our business, financial condition and operating results.

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

OUR SUCCESS IS DEPENDENT UPON THE DEVELOPMENT AND ENHANCEMENT OF OUR SERVICES AND PRODUCTS.

      Our future success depends in part on our ability to develop and enhance our services and products. We recently introduced online bond trading and expanded our market maker and money management services. There can be no assurance that this change in our business mix will increase our revenues or otherwise be successful. There are significant risks in the development of new services and products or enhanced versions of existing services and products, particularly in our electronic brokerage business. We may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected.

THE DISCOUNT AND ELECTRONIC BROKERAGE SERVICES MARKET IS HIGHLY COMPETITIVE.

      The market for discount and electronic brokerage services is rapidly evolving and intensely competitive. We face direct competition from firms offering discount and electronic brokerage services such as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., TD Waterhouse Investment Services, Inc. (a subsidiary of the Toronto-Dominion Bank), Ameritrade, Inc. (a subsidiary of Ameritrade Holding Corporation), and E*TRADE Group, Inc. We also encounter competition from established full commission brokerage firms such as UBS Financial Services, Inc. (a subsidiary of UBS AG), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney, Inc. (a subsidiary of Citigroup, Inc.), among other traditional firms which typically also offer their customers on-line services. In addition, we compete with financial institutions, mutual fund sponsors and other organizations. Further, the industry is currently undergoing consolidation, which may strengthen our competitors, and this trend is expected to continue. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from us. Our competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do. There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition and operating results.

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

OUR BUSINESS IS DEPENDENT ON RELATIONSHIPS WITH ONLINE AND INTERNET SERVICE PROVIDERS AND SOFTWARE AND INFORMATION SERVICES PROVIDERS.

      We have  established  a number of  relationships  with online and Internet
service  providers  and  software  and  information  service  providers.   These
relationships allow us to provide:

      o Financial information to our customers, including quote, chart and records services;

      o     Access to our website for trading;

      o     Routing of orders for execution; and

      o     Clearance of trades with contra-parties.

      These services are typically offered by a variety of competing vendors. We attempt to enter into relationships with the vendors that we believe will provide our customers with quality services, comparable or superior to those of our competitors and at costs acceptable to us. These relationships are generally subject to long-term agreements. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, we may not develop any new such relationships in the future.

OUR BUSINESS IS SUBJECT TO EXTENSIVE REGULATION UNDER BOTH FEDERAL AND STATE
LAWS.

      The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, NASD, and other self-regulatory organizations and state and foreign regulators can, among other things, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. While we neither actively solicit new foreign accounts nor have established offices outside of the United States, our websites are accessible worldwide over the Internet and we currently have account holders located outside the United States. These accounts make up less than 5% of our accounts and are spread across many jurisdictions. Any adverse action by foreign regulators with respect to regulatory compliance in foreign jurisdictions could adversely effect our revenues from clients in such country or region.

      Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our operations and profitability.

WE COULD SUFFER SUBSTANTIAL LOSSES AND CUSTOMER LITIGATION IF OUR ONLINE TRADING SYSTEMS FAIL OR OUR TRANSACTIONS PROCESS IS SLOW.

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

THE TRADING PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE SUBJECT TO WIDE FLUCTUATIONS.

      During the past twelve months, our common stock traded as low as $1.95 and as high as $6.25 (all prices have been adjusted to reflect the one for ten reverse stock split which was effective October 15, 2002). Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by our company or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may consider comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet related companies in particular, have experienced extreme volatility that has often been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

YOUR INTERESTS AS A STOCKHOLDER MAY CONFLICT WITH OUR CONTROLLING SHAREHOLDERS, OUR CHIEF EXECUTIVE OFFICER AND OUR PRESIDENT.

      Our executive officers, directors and principal shareholders beneficially own approximately 56% of our outstanding common stock, including shares issuable upon conversion of certain debt. As a result, our controlling shareholders have the power to control or direct our business affairs including matters requiring stockholder approval. This concentration of ownership could effectively delay, defer or prevent a change in control or other significant corporate transactions that might give you the opportunity to realize a premium over our then prevailing stock price. In addition, various conflicts of interest may arise in the future as a result of our relationship with Third Capital Partners, LLC, ("Third Capital Partners"), a company controlled by our Chief Executive Officer who also serves on our Board of Directors. Serving us as an officer and director as well as Third Capital Partners could result in our Chief Executive Officer being placed in a conflict of interest should he have to make decisions which have materially different implications for us and for Third Capital Partners. An affiliate of Third Capital Partners receives management fees from us, which could influence decisions. In addition, Third Capital Partners is the beneficial owner of the aggregate principal sum of $5,418,696 of our 9% Secured Convertible Notes (the "Notes"). Third Capital Partners has extended the due date of the Notes from time to time most recently through December 31, 2004, but there can be no assurance that they will continue to do so in the future. Our inability to repay the Notes or otherwise obtain an extension from Third Capital Partners could have a material adverse effect on our financial condition.

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

WE MAY BE UNABLE TO HIRE AND RETAIN SKILLED PERSONNEL.

      The success of our business is dependent upon having adequate levels of personnel with experience in the computer and brokerage business as well as persons with the necessary broker-dealer licenses. As a result of the prolonged market downturn, we have reduced our personnel by approximately 62% since January 2001 and in the event that there is a significant increase in demand for our products and services in the future we may not have adequate personnel to handle the demand which could have a material adverse effect on our business, financial condition and operating results. Further, there can be no assurance that we can retain our existing personnel especially those whose stock options are largely underwater and might have little long-term incentive to stay with us. We expect competition for qualified personnel to be intense in the event of a sustained upswing in the stock markets and there can be no assurance that we will be able to hire or retain skilled or licensed personnel to meet any increased demand.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information set forth in this prospectus and in the documents incorporated herein by reference contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will,"

"expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" and similar expressions or variations, and are based on various beliefs and assumptions, some of which are beyond our control. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described under "Risk Factors" above. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules required to be filed by Item 8 of this form are contained herein as follows:

                                                                                                               Page
                                                                                                             ----------
Report of Independent Auditors                                                                                  41
Report of Independent Public Accountants                                                                        42
Consolidated Statements of Financial Condition December 31, 2003, and 2002                                     43-44
Consolidated Statements of Operations Years Ended December 31, 2003, 2002, and 2001                            45-46
Consolidated Statements of Changes in Shareholders' Equity Years Ended December 31, 2003, 2002, and 2001        47
Consolidated Statements of Cash Flows Years Ended December 31, 2003, 2002, and 2001                             48
Notes to Consolidated Financial Statements                                                                     49-72
Financial Statement Schedule I - Condensed Financial Statements (Parent Company Only)                          73-86
Financial Statement Schedule II - Valuation and Qualifying Accounts                                             87

                  REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of JB Oxford Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of JB Oxford Holdings, Inc. (a Utah corporation) and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JB Oxford Holdings, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that JB Oxford Holdings, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, has limited access to capital markets and has significant pending litigation. Further, there is a significant uncertainty with respect to the outcome of the SEC investigation into the late trading conducted by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedules I and II are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                          ERNST & YOUNG LLP
                                          Los Angeles, California
                                          March 10, 2004

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

Arthur Andersen LLP

Los Angeles, California
February 27, 2002

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     December 31
                                                                2003          2002
                                                           -------------- -------------
ASSETS:

 Cash and cash equivalents                                  $  6,897,970  $  4,930,253

 Restricted cash COMMENT 76                                           --       654,846

 Cash segregated under federal and other regulations         130,748,572   146,175,223

 Receivable from broker-dealers and clearing organizations    29,337,358     8,349,233

 Receivable from customers (net of allowance for doubtful
  accounts of $2,781,305 and $2,701,183)                      78,372,056    82,418,263

 Other receivables                                             2,139,865       950,278

 Securities owned - at market value                              432,060       629,083

 Note receivable from Shareholder                              2,500,000     2,500,000

 Furniture, equipment, and leasehold improvements (at cost
  - net of accumulated depreciation and amortization of
  $6,352,333 and $5,088,794)                                   2,195,783     2,624,147

 Income taxes receivable                                              --     4,561,915

 Deferred income taxes                                                --     1,042,348

 Clearing deposits                                             6,542,595     4,507,266

 Intangible assets (net of accumulated amortization of
  $3,558,678 and $2,115,771)                                   2,957,837     4,756,918

 Other assets                                                    780,771       484,872
                                                            ------------- -------------
 TOTAL ASSETS                                               $262,904,867  $264,584,645
                                                            ============= =============

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - CONTINUED



                                                                   December 31
                                                                2003          2002
                                                            ------------ -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

  LIABILITIES:

   Payable to broker-dealers and clearing                    $40,331,755   $38,813,043
    organizations

   Payable to customers                                      195,340,295   193,595,006

   Securities sold, not yet purchased - at market              1,957,909       138,484
    value

   Accounts payable and accrued liabilities                    5,436,675     7,507,410

   Loans from shareholder                                      5,418,696     5,418,696

   Notes payable                                               3,458,819     2,889,375
                                                           ------------- -------------

  TOTAL LIABILITIES                                          251,944,149   248,362,014
                                                           ------------- -------------

  COMMITMENTS AND /CONTINGENCIES (NOTE 16)

  SHAREHOLDERS' EQUITY:

   Common stock  ($0.01 par value, 100,000,000
    shares authorized; 1,756,499 and 1,589,939
    shares issued)                                                17,565        15,899

   Additional paid-in capital                                 18,039,086    17,496,396

   Retained earnings (deficit)                                (5,425,090)    1,329,564

   Treasury stock, 83,244 and 130,494 shares at cost          (1,670,843)   (2,619,228)
                                                           ------------- -------------
  TOTAL SHAREHOLDERS' EQUITY                                  10,960,718    16,222,631
                                                           ------------- -------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 262,904,867  $264,584,645
                                                             ============ =============


 See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Year Ended December 31
                                         2003           2002           2001
                                    -------------  -------------  -------------
REVENUES:
  Clearing and execution             $2,897,911     $3,887,612     $3,985,922
  Trading profits, net                2,187,974      1,471,277      3,095,203
  Commissions                         8,880,695      8,171,012     12,498,400
  Interest                            5,632,688      7,979,785     14,968,622
  Other                                 300,858        878,193        799,674
                                    -------------  -------------  -------------
  Total revenues                     19,900,126     22,387,879     35,347,821
                                    -------------  -------------  -------------
EXPENSES:
  Employee and broker compensation    6,408,314      8,547,185     11,451,551
  Clearing and floor brokerage          996,809      1,045,760      1,773,473
  Communications                      2,113,303      2,743,150      4,588,327
  Occupancy and equipment             4,122,942      5,493,046      5,838,467
  Interest                            1,218,536      2,053,339      7,534,686
  Data processing charges             2,287,153      2,379,306      3,484,346
  Professional services               2,485,631      3,714,979      4,725,033
  Promotional                           251,031      1,361,100        895,536
  Bad debt expense                       80,122        138,512      1,146,244
  Settlement expense                    464,500      2,111,249        241,792
  Amortization of intangible assets   1,442,908      1,802,021        313,750
  Other operating expenses            2,935,493      2,372,390      2,408,422
                                    -------------  -------------  -------------
  Total expenses                     24,806,742     33,762,037     44,401,627
                                    -------------  -------------  -------------
  Loss from operations               (4,906,616)    11,374,159)    (9,053,806)
   Income tax provision (benefit)     1,042,348     (3,900,000)    (2,112,050)
                                    -------------  -------------  -------------
  Net loss                          $(5,948,964)   $(7,474,158)  $(6,941,756)
                                    =============  ============= =============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                   Year Ended December 31
                                              2003           2002          2001
                                          -------------  ------------- -------------
  BASIC NET LOSS PER SHARE:
  Loss before income taxes and
   extraordinary item                        $(3.83)        $(5.21)       $(4.95)
                                          -------------  ------------- -------------
  Basic net loss per share                   $(3.83)        $(5.21)       $(4.95)
                                          =============  ============= =============

  DILUTED LOSS PER SHARE:
  Loss before income taxes and
   extraordinary item                        $(3.83)        $(5.21)       $(4.95)
                                          -------------  ------------- -------------
  Diluted net loss per share                 $(3.83)        $(5.21)       $(4.95)
                                          =============  ============= =============

  Weighted average number of shares of
   common stock and assumed conversions
      Basic                                1,552,568      1,435,198     1,401,076
      Diluted                              1,552,568      1,435,198     1,401,076

All share amounts have been adjusted to give retroactive affect of the 1 for 10 reverse stock split effective in October 2002.


See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                           Common Stock
                       ----------------------
                        Shares      Amount     Additional       Retained    Treasury        Total
                                                 Paid-in        Earnings
                                                 Capital       (Deficit)      Stock
                       ----------  ----------  ------------  -------------  -----------  ------------
Balance at             1,519,323      15,193    16,583,120    15,745,478    (2,452,148)   29,891,643
January 1, 2001
 Net loss                    --          --            --     (6,941,756)           --    (6,941,756)
 Acquisition of
 treasury stock              --          --            --             --      (167,080)     (167,080)
                       ----------  ----------  ------------  -------------  -----------  ------------
Balance at             1,519,323      15,193    16,583,120     8,803,722    (2,619,228)   22,782,807
 December 31, 2001
 Issuance of
 common stock             70,741         706       913,276            --            --       913,982
 Net loss                    --          --            --     (7,474,158)           --    (7,474,158)
                       ----------  ----------  ------------  -------------  -----------  ------------
Balance at             1,589,939      15,899    17,496,396     1,329,564    (2,619,228)   16,222,631
 December 31, 2002
 Treasury stock
 bonus                                                          (805,690)      948,385       142,695
 Issuance of
 common stock            166,560       1,666       542,690            --            --       544,356
 Net loss                    --          --            --     (5,948,964)           --    (5,948,964)
                       ----------  ----------  ------------  -------------  -----------  ------------
Balance at
 December 31, 2003     1,756,499     $17,565   $18,039,086   $(5,425,090)  $(1,670,843)  $10,960,718
                       ==========  ==========  ============  =============  ===========  ============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Year Ended December 31
                                                      2003                2002                2001
                                                 -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $(5,948,964)        $(7,474,158)        $(6,941,756)
   Adjustments  to reconcile  net income (loss)
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                   2,706,447           3,485,632           1,868,052
     Deferred rent                                          --                  --            (191,083)
     Provision for bad debts                            80,122             138,512           1,146,244
     Provision (benefit) for deferred
       income taxes                                  1,042,348            (391,961)          1,290,790
     Loss on disposal of furniture,
       equipment and leasehold improvements                 --             178,100                  --
   Changes in assets and liabilities:
     Restricted cash                                   654,846            (654,846)                 --
     Cash segregated under federal and
     other regulations                              15,426,651         (66,775,306)        (41,855,227)
     Receivable from broker-dealers and
       clearing organizations                      (20,988,125)         44,019,430         (45,106,278)
     Receivable from customers                       3,966,085          19,084,588         175,723,929
     Other receivables                              (1,189,587)            398,007             753,293
     Securities owned                                  197,023             723,757          (1,030,057)
     Clearing deposits                              (2,035,329)            692,011           2,672,440
     Other assets                                     (295,899)            721,373             354,012
     Payable to broker-dealers and clearing
        organizations                                1,518,712         (12,521,538)        (59,505,496)
     Payable to customers                            1,745,289          23,659,104         (18,125,486)
     Securities sold not yet purchased               1,819,425            (708,101)            739,865
     Accounts payable and accrued
        liabilities                                   (416,400)         (1,484,061)         (3,615,596)
     Income taxes payable/refundable                 4,561,915               9,185          (3,477,546)
                                                 -------------       -------------       -------------
  Net cash provided by operating activities          2,844,559           3,099,728           4,700,100
                                                 -------------       -------------       -------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Note receivable                                         --                  --                  --
    Acquisitions of customer accounts                       --          (1,753,707)         (2,510,000)
    Purchase of furniture, equipment and              (835,175)           (370,100)         (1,324,688)
     leasehold improvements
                                                 -------------       -------------       -------------
  Net cash used in investing activities               (835,175)         (2,123,807)         (3,834,688)
                                                 -------------       -------------       -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances (repayments) of notes payable             (41,667)         (2,740,000)         (2,008,000)
    Issuance of common stock                                --                  --                  --
    Acquisition of treasury stock                           --                  --            (167,080)
                                                 -------------       -------------       -------------
  Net cash provided by (used in) financing
    activities                                         (41,667)         (2,740,000)         (2,175,080)
                                                 -------------       -------------       -------------
  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                      1,967,717          (1,764,079)         (1,309,668)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF
    YEAR                                             4,930,253           6,694,332           8,004,000
                                                 -------------       -------------       -------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR          $6,897,970          $4,930,253          $6,694,332
                                                 =============       =============       =============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1. BASIS OF PRESENTATION

Reporting Entity

The accompanying consolidated financial statements for 2003, 2002 and 2001 include the accounts of JB Oxford Holdings, Inc., a Utah Corporation, and its subsidiaries, National Clearing Corp ("NCC"), formerly known as JB Oxford & Company, JB Oxford & Company ("JBOC"), formerly known as Stocks4Less, Inc., JB Oxford Insurance Services, Inc., FiCorp, Inc., ISP Solutions, Inc., Reynolds Kendrick Stratton, Inc. and Prolyx Data Systems, Inc. (collectively referred to as the Company or JBOH). Of these subsidiaries, only NCC and JBOC were active in 2003, and both are wholly-owned subsidiaries of JB Oxford Holdings, Inc. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (GAAP). The Company operates in a single industry, the securities industry. The Company derives its revenues primarily from its retail brokerage services operations in JBOC, and its correspondent clearing services and market making activities at NCC. Inter-company balances have been eliminated in the consolidated financial statements. Additionally, minority shareholders' interests in non-operating subsidiaries are not separately presented, as the amounts are not significant.

The corporate offices of the Company are located in Beverly Hills, California. JBOC's brokerage division currently has branches in Beverly Hills, California; New York, New York; and Minneapolis, Minnesota.

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

Allowance for Doubtful Accounts

On an ongoing basis, the Company reviews its allowance for doubtful accounts on receivables from broker-dealer and clearing organizations, customer receivables and other receivables. The Company establishes allowances to cover known and inherent losses. Management primarily considers the value of collateral being held as a basis of determining the adequacy of its allowance for doubtful accounts. Accounts are charged to the allowance once the collateral is liquidated and other collection efforts have been exhausted.

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

Marketable Securities Owned and Securities Sold Not Yet Purchased

Marketable equity and other securities owned and securities sold, not yet purchased, are reported at prevailing market prices. Other equity securities included in securities owned that are not publicly traded are reported at estimated fair value. The Company estimates fair values of such securities using cost, in addition to economic and operating trends of the investments and other relevant information. Realized and unrealized gains and losses on securities owned and securities sold, not yet purchased, are included in trading profits, net.

Other Receivables

Other receivables consist principally of dividends and interest, customer money market funds receivable, and accruals of clearing fees and other miscellaneous income. The accruals are recorded when the earning process has been completed. Also included in other receivable at December 31,2003 is $1,565,496 of receivable of unsettled transactions to adjust the Company's marketable securities to a trade date basis, the related amount at December 31, 2002 was $0.

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

Intangible Assets

Intangible assets consists customer accounts acquired from other securities broker dealer and are carried at cost net of accumulated amortization. Amortization is provided for using an estimated useful life of four years. Intangible assets are reviewed for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable. Impairment is determined based upon the estimated discounted cash flow of the intangible assets being held.

Treasury Stock

The Company carries treasury stock acquired at cost. All treasury stock owned was acquired in the open market. On January 2, 2003 the Company provided a treasury stock bonus to all employees who had been with Company for six months or more. All employees received 500 shares, except those who were with the Company for less than one year received 250 shares. The Company required employees to hold the shares for one year prior to selling. The cost of the treasury stock was $948,385 and the market value at the time of the bonus was $142,695, the difference of $805,690 was charged to retained earnings in 2003.

Fair Value of Financial Instruments

Substantially all of the Company's financial assets and liabilities are carried at market or estimated fair value or are carried at amounts that approximate current fair value because of their short-term nature. Estimates are made at a specific point in time based on relevant market information and information about the financial instruments.

Revenue Recognition and Securities Transactions

The Company records its security transactions on a settlement date basis (the date the trade settles with its customers and contra parties) and accrues its commission revenue and related expenses on a trade date basis (the date the trade is executed). Current realized and unrealized trading profits and losses are included in income. Unrealized profits and losses are determined based upon the current market values of securities held in Company proprietary accounts. The Company recognizes interest income and related expense when earned. Clearing, execution and other revenues are recorded when the earning cycle has been completed.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation (all shares amounts have been adjusted to give retroactive affect of the 1 for 10 reverse stock split effective in October 15, 2002):

                                                 Year Ended December 31
                                             2003          2002         2001
                                        -------------- ------------ -----------
BASIC EARNINGS PER SHARE
  Net loss                              $(5,948,964)   $(7,474,158) $(6,941,756)
                                        -------------- ------------ -----------
  Income available to common                                                   )
   shareholders (numerator)             $(5,948,964)   $(7,474,158) $(6,941,756
                                        ============== ============ ===========
  Weighted average common shares          1,552,568      1,435,198    1,401,076
   outstanding (denominator)
                                        ============== ============ ===========
  Basic Loss Per Share                       $(3.83)        $(5.21)      $(4.95)
                                        ============== ============ ===========

                                                Year Ended December 31
                                            2003          2002         2001
                                        -------------- ------------ -----------
DILUTED EARNINGS PER SHARE
  Net income (loss)                     $(5,948,964)   $(7,474,158) $(6,941,756)
  Interest on convertible debentures,
   net of income tax                             --             --           --
                                        -------------- ------------ -----------
  Income available to common
   shareholders plus assumed
   conversions (numerator)              $(5,948,964)   $(7,474,158) $(6,941,756)
                                        ============== ============ ===========
  Weighted average common shares          1,552,568      1,435,198    1,401,076
   outstanding
  Weighted average options outstanding           --             --           --
  Weighted average convertible                   --             --           --
   debentures
  Stock acquired with proceeds                   --             --           --
                                        -------------- ------------ -----------
  Weighted average common shares and      1,552,568      1,435,198    1,401,076
   assumed conversions outstanding
   (denominator)
                                        ============== ============ ===========
  Diluted earnings (loss) per share          $(3.83)        $(5.21)      $(4.95)
                                        ============== ============ ===========

The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If included at December 31, 2003, conversion of the convertible debentures would add an additional 2,029,474 shares of common stock to the above totals.

Stock-Based Compensation

The Company measures compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), using the intrinsic value method and provides pro forma disclosure of net earnings and earnings per share as if the fair-valued-based method of accounting had been applied. See Footnote 14 "Options and Warrants".

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform with presentation in the 2003 consolidated financial statements.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation -Transition and Disclosure-an amendment of FASB No.123" This Statement amends SFAS No.123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is effective for fiscal years beginning after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under APB 25 to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 14 of the Notes to Consolidated Financial Statements for proforma disclosure of the impact of stock options utilizing the Black-Scholes valuation method.

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." This statement addresses the consolidation of variable interest entities ("VIE"). A VIE is corporation, partnership, trust or other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the VIE's risk of loss or if it is entitled to receive a majority of the VIE's residual returns. The adoption of the statement did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement modifies the accounting for certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 effective July 1, 2003. The impact of the adoption had no effect on the `Company's financial condition or results of operations.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred losses of $5,948,964, $7,474,158 and $6,941,756 during the years ended December 31, 2003, 2002, and 2001 respectively.

As noted in the preceding paragraph, the Company has incurred recurring operating losses, they have limited access to capital and have significant pending litigation. Further, there is significant uncertainty with respect to the outcome of the SEC investigation into the late trading conducted by the Company.

Should the outcome or judgment against the Company from the SEC proceedings related to the ongoing mutual fund investigations (as disclosed in Note 16, Commitments and Contingencies) be significant, the demand for payment resulting from such outcome or judgment coupled with the Company's deteriorating financial results may cause substantial doubt regarding the Company's ability to meet its obligations as they become due in the normal course of business. Should the Company be unable to meet its obligations as they become due, the Company would be forced to immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, its ability to (i) generate sufficient cash flows to meet its obligations, (ii) obtain additional or restructure financing, (iii) continue to obtain uninterrupted supplies from vendors, and
(iv) reduce capital expenditures and operating expenses.

The Company is considering alternatives to raise additional capital, decrease expenses and improve liquidity. Included in management's plans are to move its headquarters at the end of its lease commitments to lower rent expense, changes in vendor services to reduce data processing expenses, issuance of additional equity securities to raise capital and if necessary conversion of convertible debt into common stock to extinguish debt. However, there can be no assurance that the Company's efforts to raise adequate capital and improve liquidity will be timely or successful. The accompanying consolidated financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company file for protection under Chapter 11 or be unable to continue as a going concern.

NOTE 4. RESTRICTED CASH

At December 31, 2002, the US Marshall's' office was holding $654,846 pursuant to a prejudgment writ of attachment. In January 2003, the writ was dissolved and all assets previously held by the US Marshall's office were returned to JB Oxford Holdings, Inc. See Note 16, "Commitments and Contingencies," below.

NOTE 5. CASH SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

Cash  of  $129,991,136   and   $145,242,292  at  December  31,  2003  and  2002,
respectively, have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. The Company had excess funds of $839,824, and $917,140 at

December 31, 2003 and 2002. Cash of $757,436 and 932,931 has been segregated in a special reserve bank account for the benefit of introducing brokers at December 31, 2003 and 2002, see 15, regulatory requirements.

NOTE 6. RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to broker-dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

                                                     December 31, 2003
                                                 ------------------------
                                                   Receivable   Payable
                                                 -----------  -----------
      Deposits for securities borrowed/loaned    $29,232,316  $38,557,179
      Securities failed to deliver/receive            27,856      203,363
      Receivable from/payable to correspondents           20    1,143,978
      Payable to clearing organizations                   --      269,480
      Other                                           77,163      157,755
                                                 -----------  -----------
    Total                                        $29,337,358  $40,331,755
                                                 ===========  ===========


                                                     December 31, 2002
                                                 ------------------------
                                                   Receivable   Payable
                                                 -----------  -----------
      Deposits for securities borrowed/loaned     $8,209,178  $37,449,293
      Securities failed to deliver/receive            37,462        6,025
      Receivable from/payable to correspondents      102,593    1,217,587
      Payable to clearing organizations                   --      140,138
                                                 -----------  -----------
    Total                                         $8,349,233  $38,813,043
                                                 ===========  ===========

Securities borrowed and securities loaned represent cash paid or received for securities borrowed or loaned from other broker-dealers. The equivalent value in cash is deposited by the borrower. All open positions are adjusted to market values daily. These deposits approximate the market value of the underlying securities. The Company has received securities with a market value of $23,284,978 in stock borrow transactions that has been repledged in stock loan transactions.

Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. At December 31, 2003, the market value of the securities failed to deliver was $31,370 and failed to receive was $80,692. At December 31, 2002, the market value of the securities failed to deliver was $32,384 and failed to receive was $4,613.

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

NOTE 7. RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

Receivables from customers include amounts due on cash and margin transactions. Payables to customers represent debit balances in the customer accounts. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the financial statements.

NOTE 8. MARKETABLE SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Marketable securities owned and sold, not yet purchased consist of trading and investment securities at quoted market values, as illustrated below:

                                                                 Sold, But Not
                                                 Owned          Yet Purchased
                                           ------------------- ----------------
Balances as of December 31, 2003:
  Equity securities                                $321,202       $1,957,909
  U.S. government and other securities              100,000               --
  Securities owned not readily marketable            10,858               --
                                           ------------------- ----------------
Total                                              $432,060       $1,957,909
                                           =================== ================
Balances as of December 31, 2002:
  Equity securities                                $441,023         $138,484
  Securities owned not readily marketable           188,060               --
                                           ------------------- ----------------
Total                                              $629,083         $138,484
                                           =================== ================

As a part of its ongoing trading activities the Company may hold financial instruments for trading purposes. These instruments consist of options and warrants and are not used as hedge instruments to reduce financial market risks. The Company does not trade futures, forwards, swaps or any other derivative financial instruments except options and warrants. The Company held no options or warrants at December 31, 2003 and 2002. Trading gains or losses relating to options and warrants are not material to the operations of the Company.

NOTE 9. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The following table summarizes the Company's furniture, equipment and leasehold improvements:

                                                                December 31
                                                         -----------------------
                                                             2003        2002
                                                         ----------- -----------
  Furniture and equipment                                $6,780,692  $5,928,973
  Leasehold improvements                                  1,767,424   1,783,967
                                                         ----------- -----------
                                                          8,548,116   7,712,940
     Less:  Accumulated depreciation and amortization    (6,352,333) (5,088,794)
                                                         ----------- -----------
                                                         $2,195,783  $2,624,147
                                                         =========== ===========

For the years ended December 31, 2003, 2002 and 2001, occupancy and equipment expense includes depreciation and amortization expense of $1,263,539, $1,683,611 and $1,554,300, respectively.

NOTE 10. NOTES PAYABLE AND UNCOMMITTED LINES

NCC maintains uncommitted customer financing arrangements with an aggregate borrowing limit approximating $25,000,000. Amounts loaned bear interest at a fluctuating rate based on broker call and prime rates and are fully collateralized by marketable securities. The Company had no such loans outstanding at December 31, 2003 and 2002.

At December 31, notes payable related to customer activity consisted of the following (See Note 13 for discussion of related party notes reclassified to notes payable):

                     Balance at
                       end of        a          b            c            d
                       period
                    ------------ --------  -----------  ------------  ----------
 2003
  Collateralized by:
    Customer
    securities            $   --       --     $    --     $      --        n/a

 2002
  Collateralized by:
    Customer
    securities            $   --       --   $1,000,000    $   2,778       4.0%

                    --------------
                          $   --
                    ==============

a)   Weighted average interest rate at end of period.
b)   Maximum amount outstanding during the period.
c)   Average amount outstanding during the period.
d) Weighted average interest rate during the period. This amount was calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.

Interest expense related to these notes was $0, $111 and $40,646 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, the detail of notes payable is as follows:

                                                       December 31
                                                   2003          2002
                                               -------------  --------------

          Demand notes payable                  $2,889,375     $2,889,375
          Note payable                             569,444             --
                                               -------------  --------------
        Total notes payable                     $3,458,819     $2,889,375
                                               -------------  --------------

The demand notes payable are contested obligations on notes payable to former shareholders of the Company, or their assignees. The Company is vigorously contesting the claims. More information on the claims is set forth in the former shareholder transactions section of Note 13, below.

The note payable is the result of a settlement and release agreement dated September 4, 2003 associated with the abandonment of the lease in Oakland, California. The terms called for the execution of a non-interest bearing promissory note in the amount of $611,111 due in 44 equal monthly payments commencing October 1, 2003. For information on notes payable to current related parties, please see Note 13, below.

NOTE 11. CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of $10 par value convertible preferred stock, of which 9,800,000 shares remain. The Company previously issued 200,000 shares that were retired upon conversion to common shares. The preferred shares carry a minimum of a 6% cumulative dividend and have a liquidation preference of $10 per share. Any other preferences to be given are to be determined by the Board of Directors at the time of issuance. There are no shares of convertible preferred stock currently outstanding.

NOTE 12. INCOME TAXES

The income tax (benefit) provision consists of the following components:

                                       Year Ended December 31
                                  2003           2002            2001
                            --------------- --------------- ---------------
         Current
            Federal                $    --    $(3,509,039)    $(3,402,840)
            State                       --             --              --
                            --------------- --------------- ---------------
                                   $    --    $(3,508,039)    $(3,402,840)
                            --------------- --------------- ---------------
         Deferred
            Federal            $(1,594,142)    $ (391,961)      $ 739,400
            State                 (242,810)      (551,390)       (158,390)
            Valuation
            Allowance            2,879,300        551,390         709,780
                            --------------- --------------- ---------------
                                 1,042,348       (391,961)      1,290,790
                            --------------- --------------- ---------------
         Total                  $1,042,348    $(3,900,000)    $(2,112,050)
                            =============== =============== ===============

The major components of deferred tax assets net, are as follows:

                                                       December 31
                                                   2003          2002
                                               -------------  -------------
        Deferred tax assets:
          Bad debts reserve                     $ 306,827       $384,929
          Depreciation                             37,618        386,127
          Amortization of intangible assets     1,179,112        688,551
          State taxes - NOL                     2,854,645      1,032,541
          Accrued liabilities                      15,866         64,968
          Less:  Valuation allowance           (4,394,068)    (1,514,768)
                                               -------------  -------------
        Total deferred tax assets                 $    --     $1,042,348
                                               -------------  -------------

Reconciliations of the provision for income taxes to the expected income tax based on statutory rates are as follows:

                                                  Year Ended December 31
                                              2003         2002         2001
                                           ----------- ------------ ------------
 Provision (benefit)- Federal statutory
   rate                                   $(1,717,316) $(3,980,956) $(3,078,294)
 Increase (decrease) in income taxes
   resulting from:
    State taxes                              (242,810)    (634,000)    (342,545)
    Other                                     123,174       80,956      428,021
    Valuation allowance                     2,879,300      634,000      880,768
                                           ----------- ------------ ------------
 Total                                     $1,042,348  $(3,900,000) $(2,112,050)
                                           =========== ============ ============

A valuation allowance has been placed against 100% of the federal and state net deferred tax asset as of December 31, 2002 and 2001 due to the uncertainty of its ultimate realization. For tax purposes at December 31, 2003, the Company had a Federal net operating loss (NOL) of $5.6 million, which can be carried forward and will expire in 2023 and a state NOL of $2.8 million, $5.2 million and $6.4 million, which will be suspended until 2013, 2014, and 2015 respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

THIRD CAPITAL PARTNERS, LLC

The Company has entered into four transactions with Third Capital Partners, LLC ("TCP") and a related affiliate, Third Capital, LLC. They are as follows:

1. On or about May 26, 1998, TCP acquired $3,418,695.59 principal amount of the 9% Secured Convertible Note, issued pursuant to the Company's Senior Secured Convertible Note Purchase Agreement dated March 10, 1995, and having a maturity date of December 31, 1999. The note, when issued, was convertible into the Company's $0.01 par value common stock at a rate of $1.00 per share, before adjustment for the 1-for-10 reverse split which occurred in October 2002. Under the initial conversion rate, this note was convertible into 3,418,695 shares of common stock, before adjustment for the reverse split.

      On or about June 8, 1998, TCP acquired $2,000,000.00 principal amount of the 9% Secured Convertible Note, issued pursuant to the Company's Senior Secured Convertible Note Purchase Agreement dated June 8, 1998, and having a maturity date of December 31, 1999 (the two notes are together referred to as the "Secured Convertible Notes"). As part of the acquisition, the Company and TCP agreed to adjust the conversion rate for the Secured Convertible Notes to $0.70 per share, before adjustment for the 1-for-10 reverse split which occurred in October 2002. After the adjustment in conversion rate, the Secured Convertible Notes were convertible into 7,740,993 shares of common stock, before adjustment for the reverse split. The issuance of the Secured Convertible Notes was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

      On or about November 8, 1999, the maturity date for the Secured Convertible Notes was extended to December 31, 2000. On or about December 13, 2000, the maturity date for the Secured Convertible Notes was extended to December 31, 2001. On or about December 31, 2001, the maturity date for the Secured Convertible Notes was extended to December 31, 2002. On or about December 31, 2002, the Company and TCP entered into a Note Extension Agreement which, i) extended the maturity date to December 31, 2003, and
      ii) adjusted the conversion rate to $2.67 per share of common stock, the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. As a result, and after giving effect to the 1-for-10 reverse split which occurred in October 2002, the Secured Convertible Notes are convertible into 2,029,474 shares of common stock. On December 31, 2002, the maturity date for the Secured Convertible Notes was extended to December 31, 2004. The conversion rate currently remains at $2.67 per share, and the Secured Convertible Notes are currently convertible into 2,029,474 shares of common stock. Related interest expense for 2003, 2002 and 2001 was $487,683, $487,683, and $486,943 for the Secured Convertible Notes.

2. On or about February 18, 1999, the Company approved a transaction between TCP and Oeri Finance, Inc., and Felix A. Oeri (collectively, "Oeri"). Oeri was a substantial shareholder of the Company prior to this transaction, and Felix A. Oeri was Chairman of the Company's Board of Directors. The transaction consisted of the following:

      a. The Company agreed to waive certain rights it had under a Right of First Refusal, dated May 27, 1998, to acquire shares of Company stock held by Oeri;

      b. Oeri forgave the outstanding balance of $728,125 (reported as an extraordinary item net of income tax in 1999) due from the Company under a Promissory Note dated May 27, 1998, in the original amount of $1,213,125;

      c. The Company transferred to Oeri Finance, Inc. all equipment and furniture in its Basel, Switzerland office;

      d. The Company established the JB Oxford Revocable Government Trust (the "Trust"), and loaned it $586,915, which was used to purchase 469,540 shares of the Company's common stock at an average price of $1.25 (46,954 shares at $12.50, after adjustment for the reverse stock split in October 2002). The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the Trust's shares of the Company's common stock were transferred to the Company in satisfaction of the loan; and,

      e. The Company agreed to allow TCP to acquire 100,000 shares of the Company's common stock from Oeri Finance, Inc. for total consideration of $10.00 (10,000 shares after adjustment for the reverse stock split in October 2002).

      Subsequent to these transactions, Oeri filed 13D statements with the SEC indicating ownership of less than 5% of the Company's stock.

3. On or about December 13, 2000, the Company loaned $2,500,000 to TCP, pursuant to a written Promissory Note, payable on or before December 31, 2001. The note bears interest at the rate of 9 1/4%, and may be pre-paid in whole or in part without penalty. The loan was a re-classification of a portion of a pre-existing margin debt owed by TCP to the Company's brokerage subsidiary, and was secured by the $2,000,000 Secured Convertible Note and Company common stock. The re-classification was entered into to ensure that the amount of the remaining portion of the margin debt complied with the Company's lending policies.

      By agreement dated December 31, 2001, the maturity date for the Promissory Note was extended to December 31, 2002. Effective on or about March 22, 2002, as part of a restructuring of inter-company debts between the Company and its wholly-owned subsidiary, NCC (then known as JB Oxford & Company), the Promissory Note was assigned to NCC, and the maturity date was extended to December 31, 2007.

4. By agreement dated December 16, 1999, the Company agreed to pay a monthly advisory fee to Third Capital, LLC, an affiliate of TCP, in the amount of $85,000, included in professional services, plus all direct and indirect expenses incurred in providing such advisory services to the Company and its subsidiaries. Since that time, members of Third Capital, LLC have held the executive positions of Chairman, Chief Executive Officer, and President of the Company and its subsidiaries. Effective October 2001, Third Capital, LLC agreed to reduce its fee by 10%, to $76,500 per month, plus expenses. The advisory fee paid to Third Capital, LLC was $918,000, $918,000, and $1,042,276 in 2003, 2002, and 2001, respectively.

FORMER SHAREHOLDER TRANSACTIONS

The Company issued $2,867,500 in demand notes to former shareholders during 1997. The notes bore interest at 8 1/4%, payable quarterly. In 1998, $250,000 was paid on the demand notes. In 1999, $728,125 of the debt was forgiven by Oeri (see 2b, above), leaving a balance due of $1,889,375, which was reclassified to notes payable in 1999.

A $1,000,000 subordinated loan agreement, payable to Oeri Finance, Inc., matured by its terms on March 31, 1999. The balance due was reclassified to note payable at that time.

Since in or about March 1999, the Company has refused to make payment under the notes payable totaling approximately $2.9 million, plus interest, and has asserted defenses and counterclaims against the alleged holders of the notes related to: i) an award entered jointly against the Company and the holders related to alleged wrongful conduct by the Company in clearing certain customer accounts during the time that the holders of the notes payable ran the Company; and, ii) the Company has acquired a Judgment against Oeri Finance, Inc., which it intends to use as a set-off against claims on the notes payable. The amount of the Judgment acquired is substantially in excess of the total claimed due on the notes payable. (For a further discussion of the pending litigation related to these claims, please see Note 16, paragraphs 2 and 3.)

NOTE 14. OPTIONS AND WARRANTS

At December 31, 2003, the Company had three stock option plans, each of which is described below. As the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation cost has been recognized in accordance with APB Opinion 25.

The Company has adopted an employee stock option plan (the "Plan") pursuant to which 92,000 shares of common stock have been authorized for issuance to officers and full-time employees of the Company. Under the Plan, 48,000 options have been issued and converted to common stock, while 22,850 options are outstanding at December 31, 2003 leaving 21,150 options available for future issuance. The Plan is administered by the Company's Board of Directors, which determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price, which shall not be less than market value.

The Company has adopted a non-employee directors' stock option plan (the "Director's Plan") pursuant to which 95,000 shares of common stock have been authorized for issuance to directors who are not employees of the Company. Under the Director's Plan, 16,000 options to purchase common stock are outstanding at December 31. No options have been converted to common stock under this plan leaving 79,000 options available for future issuance. The Director's Plan is administered by the Company's Board of Directors, which determines, among other things, the persons to be granted options under the Director's Plan, the number of shares subject to each option and the option price, which shall not be less than market value. In addition, any action under the Director's Plan, must be approved by the affirmative vote of a majority of the directors who are not then eligible to participate in the Director's Plan.

The Company has adopted the 1998 Stock Option and Award Plan (the "1998 Plan"), pursuant to which 350,000 shares of common stock have been authorized for issuance to officers, employee directors and key employees of the Company. Under the 1998 Plan, 219,475 options to purchase common stock are outstanding at December 31, 2003, of which 217,900 are held by executive officers of the Company. No options have been converted to common stock under this plan leaving 130,525 options available for future issuance. The Plan is administered by the Company's Compensation Committee of the Board of Directors, which determines, among other things, the persons to be granted options under the 1998 Plan, the number of shares subject to each option and the option price, which shall not be less than market value for incentive options.

SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: expected dividend yield of 0% for all three years; computed volatility of 19%, 28%, and 22%, respectively; risk-free interest rates of 1.5%, 1.5%, and 3.5%, respectively; and expected life of 5 years for all three years. The weighted average fair value of options granted during 2003, 2002 and 2001 was $0.85, $0.63, and $0.63, respectively.

Under the accounting provisions of SFAS No. 123, as amended by SFAS 148, the Company uses the intrinsic value method to account for stock based employee compensation. There are no stock based compensation costs included in the net loss as reported for the years ended December 31, 2003, 2002, and 2001. The Company's net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                             Year Ended December 31
                                        2003         2002         2001
                                   ------------- ------------ ------------
 Net loss:
   As reported                      $(4,966,945) $(7,474,158) $(6,941,756)
   Stock based compensation, net of
     tax                                  2,115          529       194,354
                                   ------------- ------------ ------------
   Pro forma                       $(4,969,060) $(7,474,687) $(7,136,110)
                                   ============= ============ =============

 Basic earnings per share:
   As reported                          $(3.83)      $(5.21)       $(4.95)
   Pro forma                             (3.83)       (5.21)        (5.09)

 Diluted earnings per share:
   As reported                          $(3.83)      $(5.21)       $(4.95)
   Pro forma                             (3.83)       (5.21)        (5.09)

A summary of the status of the Company's stock options as of December 31, 2003, 2002, and 2001, and changes during the years ending on those dates is presented below:

                              December 31, 2003        December 31, 2002       December 31, 2001
                                        Weighted                 Weighted                Weighted
                              Shares     average       Shares     average     Shares      average
                            ---------   --------     ----------  --------   ----------   --------
  Outstanding at
    beginning of
    year                      256,200     $15.72       383,120     $26.88      310,850    $29.37
  Granted                       2,500       4.26         1,500       2.20       75,100     17.17
  Exercised                        --         --            --         --           --        --
  Forfeited                      (375)     32.37      (128,420)     49.43       (2,830)    37.40
                            ---------   --------     ----------  --------   ----------   --------
  Outstanding at
    end of year               258,325      15.59       256,200      15.72      383,120     26.88
                            =========                =========-             ==========
  Options
    exercisable
    at year-end               256,825      15.66       254,217      15.81      320,300    $27.61
  Weighted-average
                                  fair value of
    options
    granted
    during the
    year                                                            $0.63                  $4.60

Information relating to stock options and warrants at December 31, 2003, summarized by exercise price is as follows:

                                        Options Outstanding                           Options Exercisable
                           Number        Weighted-Average Weighted-Average        Number        Weighted-Average
                       Outstanding at      Contractual     Exercise Price     Exercisable at    Exercise Price
   Exercise Prices        12/31/03            Life                               12/31/03
  ------------------ ------------------- ---------------- ----------------- ------------------- ----------------
         $2.20                1,500              9              $2.20                1,500           $2.20
          3.76                1,500             10               3.76                   --            3.76
          5.00                1,000              9               5.00                1,000            5.00
          6.25                2,500              5               6.25                2,500            6.25
         12.19                5,000              4              12.19                5,000           12.19
         13.13              155,000              4              13.13              155,000           13.13
         17.80                1,350              3              17.80                1,350           17.80
         18.20               66,000              7              18.20               66,000           18.20
         19.70                1,500              4              19.70                1,500           19.70
         22.50               15,000              2              22.50               15,000           22.50
         23.20                5,000              3              23.20                5,000           23.20
         35.94                  200              7              35.94                  200           35.94
         36.88                1,200              6              36.88                1,200           36.88
         74.40                  100              6              74.40                  100           74.40
         90.00                  475              5              90.00                  475           90.00
         91.25                1,000              5              91.25                1,000           91.25
                     -------------------                                    -------------------
  Total                     258,325              5             $15.59              256,825          $15.66
                     ===================                                    ===================

NOTE 15. REGULATORY REQUIREMENTS

NCC and JBOC are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the Rule), which requires the maintenance of minimum net capital. NCC has elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below 5% of aggregate debits.

At December 31, 2003, NCC had net capital of $9,554,544, which was $7,873,465 in excess of the minimum amount required. At December 31, 2002, NCC had net capital of $9,452,719, which was $7,656,245 in excess of the minimum amount required.

JBOC computes its net capital requirement in accordance with the aggregate indebtedness standard. The Rule requires the maintenance of minimum net capital and require that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2003, JBOC had net capital of $420,575, which was $414,478 in excess of the minimum amount required. At December 31, 2002, JBOC had net capital of $20,744, which was $15,744 in excess of the minimum amount required of $5,000. JBOC's net capital ratio was less than 1-to-1 for both years.

NCC performs a required computation for the proprietary accounts of introducing brokers ("PAIB") similar to the customer reserve computation set forth in SEC Rule 15c3-3. As of December 31, 2003, PAIB debits aggregated $69,264, and credits totaled $809,133. As of December 31, 2002, PAIB debits aggregated $86,533, and credits totaled $933,926. Included in the balance of cash segregated under federal and other regulations as of December 31, 2003, and 2002 was $757,280 and $932,931, respectively, of cash held in a PAIB reserve account.

NOTE 16. COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer claims regarding brokerage transactions, and claims related to clearing services arising out of the failure of certain correspondent firms. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. Those proceedings that management believes may have a significant impact on the Company are described below. However, there can be no assurance that in the future, other current or future proceedings will not have a material adverse effect on the Company's financial condition or results of operations. In particular, if the Company is required to pay a judgment in excess of the amount reserved, such a payment would negatively impact the financial condition of the Company.

SEC MUTUAL FUND INVESTIGATION

In the course of the ongoing mutual fund investigations, the NCC received a "Wells Notice" from the staff of the SEC's Los Angeles office on November 6, 2003, stating it intention to recommend that the SEC institute civil and administrative proceedings against NCC seeking injunctive relief, disgorgement, prejudgment interest and civil penalties for alleged violations of Sections 8A and 17(a) of the Securities Exchange Act of 1933, Sections 10)(b), 15(b) and 21C of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 9(b) and 9(f) of the Investment Company Act of 1940 and Rule 22c-1 thereunder. The Company believes it has complied with all requests of documents and provided testimonies in response to subpoenas from the New York Attorney General, the SEC and the NASD regarding the allegations of NCC's violation in forward pricing principles. While NCC admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any amounts related to this matter, as the amount of loss is not estimable at this time. However, substantial penalties from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company.

OTHER REGULATORY MATTERS

In April 2003 we were notified by the SEC in the course of a routine examination that we had a deficiency since September 2002 in our required reserve account deposits in violation of SEC rules. This deficiency identified by the SEC, which ranged between $120 million and $145 million, was caused primarily as a result of our deposit of customer funds into certificates of deposit and money market accounts at a financial institution in excess of the amount of funds permitted to be maintained at any one financial institution. Our inadvertent inclusion of accounts maintained by certain of our executive officers and directors in our reserve account calculations also contributed to the deficiency since under the SEC rules we are not permitted to include such accounts in our calculations. We subsequently brought our required reserve accounts into compliance within the 2 weeks requested by the SEC. Although the deficiency was in violation of the applicable SEC rules, at no time were any customer funds at risk of loss. The NASD subsequently required us to pay a $15,000 fine and the matter was concluded in early 2004.

USAO SETTLEMENT AGREEMENT RELATED TO PRIOR MANAGEMENT

In February 2000, we entered into a settlement agreement with the United States Attorney's Office for the Central District of California (the "USAO") in connection with the USAO's investigation of certain of our former affiliates and management which investigation commenced in 1997. The USAO investigation, and the concurrent investigation by the SEC, related to an alleged failure to disclose the relationship of an individual who was purported to be secretly in control of the company and the trading practices of such individual. Our current executive officers and directors were not the subject of the USAO or the SEC investigations.

While we maintained our innocence, we agreed to pay $2,000,000 to the USAO over a period of three years in settlement of the investigation and to offset the USAO's costs of its investigation. We recognized a charge of $2,300,000 in the fourth quarter of 1999 to account for the settlement agreement with the USAO and an anticipated settlement with the SEC.

Under the terms of the settlement agreement, if we fail to make payment of any installment when due, the entire unpaid balance will become immediately due and payable, and if we sell a controlling interest in our operating subsidiary to a third party, the remaining unpaid installments must be paid prior to the closing of the sale.

In May 2002, the settlement agreement was amended to modify the payment schedule for the balance owing of $1,000,000 under the settlement agreement. No payment was required to be made in 2002 and the balance was to be paid in equal annual installments in February 2003 and February 2004. In February 2003, the USAO agreed to extend the due date on the $500,000 payment then due under the settlement agreement. We made a partial payment of $50,000 on March 31, 2003, and the USAO extended the time for any further payment. As of December 31, 2003, the Company owed a balance of $950,000. The Company made a partial payment of $50,000 in February 2004, and is continuing to negotiate with the USAO regarding the timing and amount of subsequent payments. The Company originally accrued payments related to this matter totaling $3.0 million, to cover both the settlement with the USAO, and a potential settlement with the SEC. The SEC notified the Company in 2002 that it had closed its investigation without action or monetary assessment. Accordingly, the amount accrued has been reduced to $950,000 at year end, the remaining balance due to the USAO.

LITIGATION RELATED TO OERI NOTES

The Company is a party to a lawsuit entitled EBC Trust v. JB Oxford Holdings, Inc., et als., pending in the Federal District Court in Los Angeles. In this suit, EBC Trust is seeking payment of the $2.9 million in notes payable described above in the former shareholder transaction section of Note 13. In July 2002, the court magistrate granted a pre-judgment attachment against the assets of the Company in favor of EBC Trust. In January 2003, the Court reversed the magistrate's order and dissolved the attachment. In January 2003, EBC Trust amended its claim to assert additional claims against the Company and to add claims against the officers and directors of the Company, as well as to add a claim against NCC under the $1,000,000 Oeri subordinated note. By Order dated October 14, 2003, in response to motions filed by the Company, the Court dismissed several claims, struck portions of the Amended Complaint, and compelled EBC Trust to arbitrate all claims against NCC.

As to the remaining claims, the Company has asserted a number of defenses to EBC Trust's claims, including fraud, and contribution related to a judgment entered against EBC Trust's predecessor-in-interest under the notes payable and NCC in an NASD arbitration commenced by Stanly J. Cohen, Receiver for Secured Equity Title and Appraisal Agency Corp. NCC settled all of the claims against it in that matter in 2002, and as a part of that settlement, obtained the assignment from Secured Equity of a Judgment against Oeri Finance, Inc. Accordingly, the Company has asserted a claim of offset for the Judgment against Oeri Finance, Inc. As stated in Note 13, the Company has recorded liabilities of approximately $2.9 million on its balance sheet in notes payable, additionally, the Company has $816,429 of accrued interest related to these notes included in accounts payable and accrued expenses.

In December 2003, EBC Trust commenced an arbitration action with the National Association of Securities Dealers, Inc., against JBOC, seeking recovery on the $1,000,000 subordinated note originally issued to RMS Network, Inc., and subsequently assigned with approval from the Company and the NASD to Oeri Finance, Inc. The Company intends to vigorously defend the action and believes that it has meritorious defenses including, without limitation: i) the suit is brought against the wrong party; ii) no valid assignment has ever been approved by the Company or the NASD to EBC Trust, as required by the terms of the note; and iii) the Company will assert an offset for the Judgment obtained against Oeri Finance, Inc., described above.

LITIGATION RELATED TO ACCOUNT ACQUISITIONS

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We countersued for violations of the purchase agreement by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to the stock to be issued. A decision is pending on that matter by the arbitration panel. If we receive an adverse ruling from the panel, we could be required to make subsequent payments to Share King LLC in cash, instead of in our choice of cash and/or stock.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2003, were as follows:


                Year ending  December 31:
                     2004                     $ 1,975,144
                     2005                       1,557,860
                     2006                       1,566,260
                     2007                       1,167,545
                     2008                       1,178,136
                     Thereafter                 2,377,454
                                        ------------------
                Total                          $9,822,399
                                        ==================

 The Company received certain concessions for a lease included above which is being amortized ratably over the lease term. Rent expense on the above commitments was as follows:

                Year ending December 31:
                   2004                        $2,299,373
                   2005                         2,675,129
                   2006                         2,698,264

The Company offers its employees participation in a 401(k) savings plan. Eligible employees are able to contribute a portion of their compensation. The Company matches 25% of these contributions up to 6% of the employee's wage. This expense for 2003, 2002 and 2001 amounted to $106,503, $28,296 and $61,413.

NOTE 17. ACQUISITIONS OF CUSTOMER ACCOUNTS

During the year ended December 31, 2003, the Company did not acquire customer accounts of other brokerage firms. The Company acquired the customer accounts of Stockwalk.com. Inc. Wall Street Equities, Inc., Sunlogic Securities, and Mr. Stock, Inc, in 2002, and Bull and Bear, Inc. and eCapitalist, Inc. in 2001. The cost of these acquisitions is $4,362,689 and $2,510,000 in 2002 and 2001, respectively. The cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of litigation related to the acquisitions, and has been included in the statement of financial condition net of accumulated amortization of $3,558,678 and $2,115,771. The Company is amortizing these intangible assets over four years, which is the estimated useful life. Estimated aggregate amortization expense for the four succeeding fiscal years is as follows:

                Year ending December 31:
                   2004                         1,363,758
                   2005                         1,150,812
                   2006                           443,267
                   2007 and thereafter                 --
                                             -------------
                                               $2,957,837
                                             =============

Amortization expense of $1,442,908, $1,238,295 and $313,750 was recorded during the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, in 2002 the Company recognized an impairment charge of $563,726, in addition to the $1,238,295 amortization above, which is included in amortization expense. The impairment charge is related to the intangible assets recorded for the acquisition of customer accounts for two acquisitions. Fair value was determined by calculating the discounted cash flows on the underlying customer accounts over the estimated useful life of the intangibles.

The Company believes no impairment of intangible assets is necessary at December 31, 2003 as estimated cash flows over the estimated useful life exceeds the cost less accumulated amortization.

NOTE 18 SEGMENT AND GEOGRAPHIC INFORMATION

During 2003, the Company split its brokerage operations into two subsidiaries, based on the types of clients and the services provided to those clients. Clearing Brokerage Services, organized as National Clearing Corp, provides clearing and execution services to correspondent broker dealers, and also engages in market making and proprietary trading. Retail Brokerage Services, organized as JB Oxford & Company, provides brokerage services to retail customers. JBOC is a correspondent broker dealer customer of NCC. Financial information of these separate subsidiaries is evaluated regularly by the chief operating decision maker of the Company in deciding how to allocate resources and in assessing performance.

The Company previously reported no separate reporting segments. However, with the formal split of its brokerage operations, management now evaluates the performance of each subsidiary as a separate operating segment. Segment information relating to periods prior to the formal separation of the Company's brokerage operations has been created in a manner that reflects internal organization after the formal separation.

Revenues and expenses include those that are directly related to each segment. Revenues and expenses from inter-segment transactions are based on specific criteria or agreed-upon rates with such amounts eliminated in consolidation. Individual segments also include expenses relating to various items, such as corporate overhead, that are internally allocated by the Company. The Company generally evaluates performance of the segments based on total revenues and profit or loss before provision for income taxes. Substantially all of the interest earned and interest expense is contained in the clearing brokerage services division, with the exception of $487,683 of interest expense incurred each year on the notes payable to shareholders which is included in the other segment. All amortization expense on intangible assets is included in the retail brokerage services

                                   2003           2002           2001
                               ------------- -------------  --------------
   Revenues:
     Clearing Brokerage
     Services                  $13,699,222    $15,809,325    $24,859,710
     Retail Brokerage Services   7,893,058      8,087,572     12,356,140
     Other(1)                   (1,692,157)    (1,509,018)    (1,868,029)
                               ------------- -------------  --------------
   Total Revenues              $19,900,126     22,387,879    $35,347,821
                               ============= =============  ==============
   Pre-Tax Income:
     Clearing Brokerage
     Services                  $ 1,311,083    $(6,386,105)  $(3,450,446)
     Retail Brokerage Services  (3,911,522)    (5,244,413)   (5,050,471)
     Other(1)                   (2,306,177)       256,359      (552,889)
                               ------------- -------------  --------------
   Total Pre-Tax Income        $(4,906,616)  $(11,374,159)  (9,053,806)
                               ============= =============  ==============
   Assets:
     Clearing Brokerage
     Services                 $258,481,048   $251,258,860  $261,311,585
     Retail Brokerage Services   4,084,488      6,453,057     3,902,947
     Other(1)                      339,331      6,872,728    (2,775,115)
                              -------------- -------------  --------------
   Total Assets               $262,904,867   $264,584,645  $262,439,417
                              ============== =============  ==============

(1) Includes consolidation and elimination entries and items allocated to the holding company and various immaterial subsidiaries.

The Company has no international or foreign operations; its retail segment does, however, service foreign accounts. Additionally, the Company has no single customer or groups of customers under common control that constitute more than 10% of its consolidated revenues.

NOTE 19. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

NOTE 20.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  Year Ended December 31
                                               2003        2002        2001
   Cash paid for:
    Interest                                $1,062,663  $1,942,628  $7,299,563
    Income taxes                                79,977     330,308      70,000
  Cash received from income tax refund                                     --
                                             4,629,066   3,854,492         --

Supplemental disclosure of non-cash investing and financing activities:

For the Year Ended December 31, 2003:

Treasury stock used to pay stock bonuses to employees of $142,695. Note payable executed on lease abandonment of $611,111 less payments of $41,667 120,000 common shares, issued in connection with lease abandonment, valued at market value of $388,800 46,560 common shares, issued in connection with Mr. Stock account acquisition, valued at the average closing price on the 10 business days preceding issuance, of $155,556. For the Year Ended December 31, 2002: 70,741 common shares, valued at market prices at the date of issuance, issued to acquire intangible assets valued at $913,982.

NOTE 21. UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION

Below is selected quarterly financial data for each fiscal quarter during the years ended December 31, 2003 and 2002. This information should be read in conjunction with the consolidated financial statements included elsewhere herein.


                               First        Second       Third       Fourth
                              Quarter      Quarter      Quarter      Quarter
                            ------------- ----------- ----------- --------------
2003
Revenues                    $4,989,325    $5,046,186  $3,969,582   $5,895,033
Income (loss) before taxes  (1,001,660)   (2,575,821) (1,714,380)     385,245
Net income (loss)             (681,271)   (1,786,477) (1,139,391)  (2,341,825)
Basic earnings per share         (0.45)        (1.19)      (0.73)       (1.43)
Diluted earnings per share       (0.45)        (1.19)      (0.73)       (1.43)

2002
Revenues                    $5,276,121    $5,961,733  $5,492,035   $5,657,990
Income (loss) before taxes    (617,874)   (5,208,141) (1,755,631)  (3,792,512)
Net income (loss)             (407,874)   (3,518,141) (1,085,631)  (2,662,512)
Basic earnings per share         (0.29)        (2.47)      (0.74)       (1.82)
Diluted earnings per share       (0.29)        (2.47)      (0.74)       (1.82)

Unusual or infrequently occurring items:

Fourth quarter 2003:
During the Forth quarter of 2003 the Company provided an allowance for its federal income tax receivable in the amount of $1,615,051 and deferred taxes in the amount of $982,019. This increased income tax expense for the quarter.

Second quarter 2003:
During the Second quarter of 2003 the Company took a $1,500,000 charge for the abandonment of the lease in Oakland, California.

Second quarter 2002:
During the second quarter of 2002 the Company accrued a $3,000,000 charge related the arbitration award to Secured Equity Title and Appraisal Company.

First quarter  2002:
During the first quarter of 2002 the Company reversed $960,000 accrued for an anticipated payment to the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 27, 2002, we engaged Ernst & Young LLP to serve as our independent auditors for 2002. Prior to that date, Arthur Andersen LLP had served as our independent public accountant. The decision to replace Arthur Andersen LLP was recommended by the Audit Committee of our Board of Directors and approved by our Board of Directors. The Audit Committee of our Board of Directors again recommended Ernst & Young LLP to serve as our independent auditors for 2003, and this was approved by our Board of Directors.

During 2003, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our consolidated financial statements that if not resolved to the independent accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our consolidated financial statements for the fiscal year ended December 31, 2003 and there were no other matters or reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The report of Arthur Andersen LLP dated February 27, 2002 expressed an unqualified opinion on the consolidated financial statements for JB Oxford Holdings and subsidiaries as of and for the two years ended December 31, 2001 and 2000.

Furthermore, during the fiscal years ended December 31, 2001 and 2000, and the subsequent interim period up through June 27, 2002, there were no disagreements with Arthur Andersen LLP on matters of accounting principle or practices, financial statement disclosure, or audit scope or procedure that, if not resolved to their satisfaction, would have caused Arthur Andersen LLP to refer to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided Arthur Andersen LLP with a copy of the foregoing disclosures. A copy of a letter dated June 27, 2002 from Arthur Andersen LLP addressed to the Securities and Exchange Commission stating its agreement with such statements is attached as Exhibit 16 to our Form 8-K filed on June 28, 2002.

During the two fiscal years and the subsequent interim period up through June 27, 2002, we did not consult Ernst & Young LLP, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(1)(iv) and (v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have adopted internal controls and procedures in order to ensure that the information required to be disclosed in the report is recorded, processed, summarized and reported on a timely basis. We carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our

Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report. Based on the Evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

We have also evaluated our internal controls for financing reporting, and there have been no changes in our internal controls during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

CEO AND CFO CERTIFICATIONS

In Exhibits 31.1 and 31.2 of this report there are certifications of the CEO and the CFO. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by these Items is omitted because the Company will file, by April 29, 2004, a definitive proxy statement pursuant to Regulation 14A, which information is incorporated herein by reference as if set out in full.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to Ernst & Young LLP, the Company's Principal Auditors:

                                           2003               2002
                                         --------            -------
Audit Fees                               $174,026            $201,250
Audit-Related Fees                          5,335 (1)              --
Tax Services                                   --                  --
All Other Fees                                 --                  --

(1) Consulting regarding asset acquisitions


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:


                                                                            Page
                                                                        --------
Report of Independent Auditors                                             41
Report of Independent Public Accountants                                   42
Consolidated Statements of Financial Condition December 31, 2002 and
   2001                                                                   43-44
Consolidated Statements of Operations Years Ended December 31, 2002,
   2001 and 2000                                                          45-46
Consolidated Statements of Changes in Shareholders' Equity
   (Deficit)Years Ended December 31, 2002, 2001 and 2000                   47
Consolidated Statements of Cash Flows Years Ended December 31, 2002,
   2001 and 2000                                                           48
Notes to Consolidated Financial Statements                                49-72
Financial Statement Schedule I - Condensed Financial Statements (Parent
   Company Only)                                                          79-86
Financial Statement Schedule II - Valuation and Qualifying Accounts        87


Listed below are exhibits as required by Item 601 of Regulation S-K:

                                                 INCORPORATED BY REFERENCE
                                             ----------------------------------
EXHIBIT                                                                 FILING     FILED
NUMBER           EXHIBIT DESCRIPTION          FORM   FILE NO  EXHIBIT    DATE     HEREWITH
-------          -------------------          ----   -------  -------   ------    --------
2.1      Purchase Agreement dated as of May   8-K    0-16240    2.1     6/18/98
         21, 1998 by and among the Company,
         Third Capital Partners, LLC, a
         Tennessee limited liability
         company, 3421643 Canada Inc., a
         Canadian corporation, Felix A. Oeri
         and Oeri Finance Inc.
3.1      Articles of Incorporation of JBOH,   8-K    0-16240    1.0    10/30/90
         as amended, October 16, 1990.
3.2      By-Laws of JBOH, as amended          10-K   0-16240    3.2    12/31/99
         November 24, 1998.

                                                 INCORPORATED BY REFERENCE
                                             ----------------------------------
EXHIBIT                                                                 FILING     FILED
NUMBER           EXHIBIT DESCRIPTION          FORM   FILE NO  EXHIBIT    DATE     HEREWITH
-------          -------------------          ----   -------  -------   ------    --------
4.1      9% Secured Convertible Note Due      8-K    0-16240    4.1     6/18/98
         December 31, 1999 in the principal
         amount of $2,000,000 between the
         Company and Third Capital Partners,
         LLC
4.2      Rights Agreement between the Company 10-K   0-16240   4.2     12/31/02
         Company and Transfer Online, as
         Rights Agent.
10.1     Standard Office Lease between St.    10-K   0-16240   10.3    12/31/92
         George Beverly Hills, Inc. and OTRA
         Clearing, Inc., dated January 31,
         1992, to lease Beverly Hills office
         space.
10.2     Data Service Agreement between       10-Q   0-16240   10.0     6/30/92
         Securities Industry Software Corp.
         and OTRA Clearing, Inc., dated June
         8, 1992.
10.3     Assignment and Assumption            10-K   0-16240   10.8    12/31/93
         Agreement for Beverly Hills office
         space between JBOH and RKSI,
         executed as of December 31, 1993.
10.4     Commercial office lease Agreement    10-Q   0-16240   10.1     6/30/95
         between Bank of Communications. and
         JB  Oxford &  Company,  executed  as of June,  1995,  to lease New York office space.
10.5     Commercial office lease Agreement    10-K   0-16240   10.16   12/31/95
         between Brickell Square Corporation
         Limited and JB Oxford Holdings,
         Inc., executed as of February 21,
         1996, to lease Miami office space.
10.6     JB Oxford Revocable Government       8-K    0-16240   10.1      3/8/99
         Trust Agreement, dated as of
         February 18, 1999, by and between
         JB Oxford Holdings, Inc. and Third
         Capital Partners, LLC, as Trustee.
10.7     Extension Agreement dated November   10-Q   0-16240    4.3     9/30/99
         8, 1999, between the Company and
         Third Capital Partners, LLC,
         extending the maturity date of the
         9% Senior Secured Convertible Note
         in the principal amount of
         $3,418,969.
10.8     Extension Agreement dated November   10-Q   0-16240    4.4     9/30/99
         8, 1999, between the Company and
         Third Capital Partners, LLC,
         extending the maturity date of the
         9% Secured Convertible Note in the
         principal amount of $2,000,000.

                                                 INCORPORATED BY REFERENCE
                                             ----------------------------------
EXHIBIT                                                                 FILING     FILED
NUMBER           EXHIBIT DESCRIPTION          FORM   FILE NO  EXHIBIT    DATE     HEREWITH
-------          -------------------          ----   -------  -------   ------    --------
10.9     Amendment No. 6 to Commercial        10-K   0-16240   10.9    12/31/00
         office lease Agreement between Arden Realty Limited  Partnership and JB
         Oxford & Company,  executed as of December 21, 2000,  to lease  Beverly
         Hills office space.
10.10    Amendment No. 7 to Commercial        10-K   0-16240   10.10   12/31/00
         office lease Agreement between
         Arden Realty Limited Partnership
         and JB Oxford & Company, executed
         as of March 21, 2001, to lease
         Beverly Hills office space.
10.11    Commercial office lease Agreement    10-K   0-16240   10.11   12/31/00
         between Kennedy-Wilson Properties,
         Ltd. and JB Oxford & Company,
         executed as of January 18, 2001, to
         lease Beverly Hills office space.
10.12    Extension Agreement dated December   10-K   0-16240   10.12   12/31/00
         13, 2000, between the Company and
         Third Capital Partners, LLC,
         extending the maturity date of the
         9% Senior Secured Convertible Note
         in the principal amount of
         $3,418,969.
10.13    Extension Agreement dated December   10-K   0-16240   10.13   12/31/00
         13, 2000, between the Company and
         Third Capital Partners, LLC,
         extending the maturity date of the
         9% Secured Convertible Note in the
         principal amount of $2,000,000.
10.14    Extension Agreement dated December   10-K   0-16240   10.14   12/31/01
         31, 2001, between the Company and
         Third Capital Partners, LLC,
         extending the maturity date of the
         9% Senior Secured Convertible Note
         in the Principal amount of
         $3,418,969.
10.15    Extension Agreement dated December   10-K   0-16240   10.15   12/31/01
         31, 2001, between the Company and
         Third Capital Partners, LLC,
         extending the maturity date of the
         9% Secured Convertible Note in the
         Principal amount of $2,000,000.
10.16    Note Extension Agreement dated       8-K    0-16240    4.1     2/13/03
         December 31, 2002 between the
         Company and Third Capital Partners,
         LLC.
16       Letter to SEC from Arthur Andersen   8-K    0-16240   16.0     6/28/02
         dated June 27, 2002.
21       List of Subsidiaries.                                                        X
23.1     Consent of Ernst & Young.                                                    X

                                                 INCORPORATED BY REFERENCE
                                             ----------------------------------
EXHIBIT                                                                 FILING     FILED
NUMBER           EXHIBIT DESCRIPTION          FORM   FILE NO  EXHIBIT    DATE     HEREWITH
-------          -------------------          ----   -------  -------   ------    --------

23.2     Notice regarding consent of Arthur                                           X
         Andersen LLP, Independent Public
         Accountants.
24       Power of Attorney (appears on                                                X
         signature page of this report)
28       Employee Stock Ownership Plan.       10-K   0-16240   28      12/31/88
31.1     Rule 13a-14(a)/15d-14(a)                                                     X
         Certification  of  Christopher  L. Jarratt,  Chief  Executive  Officer,
         pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2     Rule 13a-14(a)/15d-14(a)                                                     X
         Certification of Michael J. Chiodo,
         Chief Financial Officer, pursuant
         to Section 906 of Sarbanes-Oxley
         Act of 2002, filed herewith.
32.1     Section 1350 Certifications.                                                 X
32.2     Section 1350 Certifications.                                                 X

REPORTS ON FORM 8-K

On November 18, 2003, the Company filed a Report on Form 8-K, dated November 18, 2003, reporting under Item 9 Regulation FD Disclosure, its results of operations and financial condition for the third quarter of 2003.

        SCHEDULE I. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

           JB OXFORD HOLDINGS, INC. STATEMENTS OF FINANCIAL CONDITION


                                                               December 31
                                                           2003            2002
                                                       ------------    ------------
ASSETS:
 Cash and cash equivalents                             $     26,464    $    745,969
 Cash subject to prejudgment writ of attachment                  --         654,846
 Investment in subsidiaries                              17,303,557      18,857,192
 Receivables from subsidiaries                            4,270,715       2,848,881
 Income taxes receivable                                         --       3,745,244
 Deferred income taxes                                           --       1,862,019
 Other assets                                               182,420          52,442
                                                       ------------    ------------
 TOTAL ASSETS                                          $ 21,783,156    $ 28,108,747
                                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
  LIABILITIES:
   Accounts payable and accrued liabilities            $  2,944,923    $  4,578,045
   Loans from shareholders                                5,418,696       5,418,696
   Notes payable                                          2,458,819       1,889,375
                                                       ------------    ------------
  TOTAL LIABILITIES                                      10,822,438      11,886,116
                                                       ------------    ------------
  COMMITMENTS AND CONTINGENCIES (NOTE 5)
  SHAREHOLDERS' EQUITY:

   Common stock  ($0.01 par value, 100,000,000
    shares authorized; 1,756,499 and 1,589,939
    shares issued)                                           17,565          15,899

   Additional paid-in capital                            18,039,086      17,496,396

   Retained earnings (deficit)                           (5,425,090)      1,329,564

   Treasury stock, 83,244 and 130,494 shares at cost     (1,670,843)     (2,619,228)
                                                       ------------    ------------
  TOTAL SHAREHOLDERS' EQUITY                             10,960,718      16,222,631
                                                       ------------    ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 21,783,156    $ 28,108,747
                                                       ============    ============

See accompanying notes.

                     JB OXFORD HOLDINGS, INC. STATEMENTS OF OPERATIONS


                                              For The Years Ended December 31
                                             2003            2002            2001
                                         ------------    ------------    ------------
REVENUES                                 $    641,146    $  2,376,011    $  4,366,405
                                         ------------    ------------    ------------
EXPENSES
  General and administrative                2,230,678       1,271,365       3,508,483
  Interest expense                            643,556         736,481       1,128,057
  Bad debt and settlement expense                  --         141,667
                                         ------------    ------------    ------------
  Total expenses                            2,874,234       2,007,846       4,778,207
                                         ------------    ------------    ------------
  Income (loss) before equity interest     (2,233,088)        368,165        (411,802)
   in subsidiary income
  Equity interest in subsidiary income
   (loss)                                  (2,673,528)    (11,742,373)     (8,642,004)
                                         ------------    ------------    ------------
  Income (loss) before income taxes        (4,906,616)    (11,374,208)     (9,053,806)
   Income tax provision (benefit)            1042,348      (3,900,000)     (2,112,050)
                                         ------------    ------------    ------------
  Net income (loss)                      $ (5,948,964)   $ (7,474,208)   $ (6,941,756)
                                         ============    ============    ============


                JB OXFORD HOLDINGS, INC. STATEMENTS OF CASH FLOWS


                                              For The Years Ended December 31
                                               2003           2002            2001
                                            -----------    -----------    -----------
Net cash provided by (used in) operating
activities                                  $   185,341    $ 1,625,031    $ 3,772,603
                                            -----------    -----------    -----------
Cash flows from investing activities:
  Investment in subsidiaries                   (250,000)       (55,000)       (77,500)
  Acquisitions of customer accounts                  --     (1,753,707)    (2,400,000)
  Capital expenditures                               --             --         (1,536)
                                            -----------    -----------    -----------
Net cash used in investing activities          (250,000)    (1,808,707)    (2,479,036)
                                            -----------    -----------    -----------
Cash flows from financing activities:
  Notes payable                                      --     (2,740,000)    (2,008,000)
  Purchase of treasury stock                         --             --       (167,080)
                                            -----------    -----------    -----------
Net cash provided by (used in) financing
activities                                           --     (2,740,000)    (2,175,080)
                                            -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents                                   (61,659)       583,738       (881,513)
Cash and cash equivalents at beginning of
  year                                           91,123        162,231      1,043,744
                                            -----------    -----------    -----------
Cash and cash equivalents at end of year    $    26,464    $   745,969    $   162,231
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

NOTE 2.           REVENUES

The Company receives substantially all of its revenues from its subsidiaries. Management fees of $480,000, $2,160,000 and $3,000,000 were received from NCC in 2003, 2002 and 2001, respectively. The balance of revenues for 2003, 2002 and 2001 consists of rents received from subsidiaries for office space and furniture and equipment and interest earned on cash balances.

NOTE 3.           RESTRICTIONS ON THE TRANSFER OF FUNDS FROM SUBSIDIARY
                  TO THE PARENT

NCC and JBOC, as part of normal broker-dealer activities have minimum net capital requirements as imposed by regulatory agencies that restricts the amount of funds that can be transferred to the Parent Company. See Note 15 to the consolidated financial statements for discussion of these requirements.

NOTE 4.           LOANS FROM SHAREHOLDERS/RELATED PARTY TRANSACTIONS

THIRD CAPITAL PARTNERS, LLC

The Company has entered into four transactions with Third Capital Partners, LLC ("TCP") and a related affiliate, Third Capital, LLC. They are as follows:

1. On or about May 26, 1998, TCP acquired $3,418,695.59 principal amount of the 9% Secured Convertible Note, issued pursuant to the Company's Senior Secured Convertible Note Purchase Agreement dated March 10, 1995, and having a maturity date of December 31, 1999. The note, when issued, was convertible into the Company's $0.01 par value common stock at a rate of $1.00 per share, before adjustment for the 1-for-10 reverse split which occurred in October 2002. Under the initial conversion rate, this note was convertible into 3,418,695 shares of common stock, before adjustment for the reverse split.

      On or about June 8, 1998, TCP acquired $2,000,000.00 principal amount of the 9% Secured Convertible Note, issued pursuant to the Company's Senior Secured Convertible Note Purchase Agreement dated June 8, 1998, and having a maturity date of December 31, 1999 (the two notes are together referred to as the "Secured Convertible Notes"). As part of the acquisition, the Company and TCP agreed to adjust the conversion rate for the Secured Convertible Notes to $0.70 per share, before adjustment for the 1-for-10 reverse split which occurred in October 2002. After the adjustment in conversion rate, the Secured Convertible Notes were convertible into

      7,740,993 shares of common stock, before adjustment for the reverse split. The issuance of the Secured Convertible Notes was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

      On or about November 8, 1999, the maturity date for the Secured Convertible Notes was extended to December 31, 2000. On or about December 13, 2000, the maturity date for the Secured Convertible Notes was extended to December 31, 2001. On or about December 31, 2001, the maturity date for the Secured Convertible Notes was extended to December 31, 2002. On or about December 31, 2002, the Company and TCP entered into a Note Extension Agreement which, i) extended the maturity date to December 31, 2003, and
      ii) adjusted the conversion rate to $2.67 per share of common stock, the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. As a result, and after giving effect to the 1-for-10 reverse split which occurred in October 2002, the Secured Convertible Notes are convertible into 2,029,474 shares of common stock. On December 31, 2002, the maturity date for the Secured Convertible Notes was extended to December 31, 2004. The conversion rate currently remains at $2.67 per share, and the Secured Convertible Notes are currently convertible into 2,029,474 shares of common stock. Related interest expense for 2003, 2002 and 2001 was $487,683, $487,683, and $486,943 for the Secured Convertible Notes.

2. On or about February 18, 1999, the Company approved a transaction between TCP and Oeri Finance, Inc., and Felix A. Oeri (collectively, "Oeri"). Oeri was a substantial shareholder of the Company prior to this transaction, and Felix A. Oeri was Chairman of the Company's Board of Directors. The transaction consisted of the following:

      a. The Company agreed to waive certain rights it had under a Right of First Refusal, dated May 27, 1998, to acquire shares of Company stock held by Oeri;

      b. Oeri forgave the outstanding balance of $728,125 (reported as an extraordinary item net of income tax in 1999) due from the Company under a Promissory Note dated May 27, 1998, in the original amount of $1,213,125;

      c. The Company transferred to Oeri Finance, Inc. all equipment and furniture in its Basel, Switzerland office;

      d. The Company established the JB Oxford Revocable Government Trust (the "Trust"), and loaned it $586,915, which was used to purchase 469,540 shares of the Company's common stock at an average price of $1.25 (46,954 shares at $12.50, after adjustment for the reverse stock split in October 2002). The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the Trust's shares of the Company's common stock were transferred to the Company in satisfaction of the loan; and,

      e. The Company agreed to allow TCP to acquire 100,000 shares of the Company's common stock from Oeri Finance, Inc. for total consideration of $10.00 (10,000 shares after adjustment for the reverse stock split in October 2002).

      Subsequent to these transactions, Oeri filed 13D statements with the SEC indicating ownership of less than 5% of the Company's stock.

3. On or about December 13, 2000, the Company loaned $2,500,000 to TCP, pursuant to a written Promissory Note, payable on or before December 31, 2001. The note bears interest at the rate of 9 1/4%, and may be pre-paid in whole or in part without penalty. The loan was a re-classification of a portion of a pre-existing margin debt owed by TCP to the Company's brokerage subsidiary, and was secured by the $2,000,000 Secured Convertible Note and Company common stock. The re-classification was entered into to ensure that the amount of the remaining portion of the margin debt complied with the Company's lending policies.

      By agreement dated December 31, 2001, the maturity date for the Promissory Note was extended to December 31, 2002. Effective on or about March 22, 2002, as part of a restructuring of inter-company debts between the Company and its wholly-owned subsidiary, NCC (then known as JB Oxford & Company), the Promissory Note was assigned to NCC, and the maturity date was extended to December 31, 2007.

4. By agreement dated December 16, 1999, the Company agreed to pay a monthly advisory fee to Third Capital, LLC, an affiliate of TCP, in the amount of $85,000 plus all direct and indirect expenses incurred in providing such advisory services to the Company and its subsidiaries. Since that time, t 0 6 members of Third Capital, LLC have held the executive positions of Chairman, Chief Executive Officer, and President of the Company and its subsidiaries. Effective October 2001, Third Capital, LLC agreed to reduce its fee by 10%, to $76,500 per month, plus expenses. The advisory fee paid to Third Capital, LLC was $918,000, $918,000, and $1,042,276 in 2003,
      2002, and 2001.

FORMER SHAREHOLDER TRANSACTIONS

The Company issued $2,867,500 in demand notes to former shareholders during 1997. The notes bore interest at 8 1/4%, payable quarterly. In 1998, $250,000 was paid on the demand notes. In 1999, $728,125 of the debt was forgiven by Oeri (see 2b, above), leaving a balance due of $1,889,375, which was reclassified to notes payable in 1999.

A $1,000,000 subordinated loan agreement, payable to Oeri Finance, Inc., matured by its terms on March 31, 1999. The balance due was reclassified to note payable at that time.

Since in or about March 1999, the Company has refused to make payment under the notes payable totaling approximately $2.9 million, plus interest, and has asserted defenses and counterclaims against the alleged holders of the notes related to: i) an award entered jointly against the Company and the holders related to alleged wrongful conduct by the Company in clearing certain customer accounts during the time that the holders of the notes payable ran the Company; and, ii) the Company has acquired a Judgment against Oeri Finance, Inc., which it intends to use as a set-off against claims on the notes payable. The amount of the Judgment acquired is substantially in excess of the total claimed due on the notes payable. (For a further discussion of the pending litigation related to these claims, please see Note 16, paragraphs 2 and 3.)

NOTE 5.           COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer claims regarding brokerage transactions, and claims related to clearing services arising out of the failure of certain correspondent firms. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. Those proceedings that management believes may have a significant impact on the Company are described below. However, there can be no assurance that in the future, other current or future proceedings will not have a material adverse effect on the Company's financial condition or results of operations. In particular, if the Company is required to pay a judgment in excess of the amount reserved, such a payment would negatively impact the financial condition of the Company.

SEC MUTUAL FUND INVESTIGATION

In the course of the ongoing mutual fund investigations, the NCC received a "Wells Notice" from the staff of the SEC's Los Angeles office on November 6, 2003, stating it intention to recommend that the SEC institute civil and administrative proceedings against NCC seeking injunctive relief, disgorgement, prejudgment interest and civil penalties for alleged violations of Sections 8A and 17(a) of the Securities Exchange Act of 1933, Sections 10)(b), 15(b) and 21C of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 9(b) and 9(f) of the Investment Company Act of 1940 and Rule 22c-1 thereunder. The Company believes it has complied with all requests of documents and provided testimonies in response to subpoenas from the New York Attorney General, the SEC and the NASD regarding the allegations of NCC's violation in forward pricing principles. While NCC admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any amounts related to this matter, as the amount of loss is not estimable at this time. However, substantial penalties from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company.

OTHER REGULATORY MATTERS

In April 2003 we were notified by the SEC in the course of a routine examination that we had a deficiency since September 2002 in our required reserve account deposits in violation of SEC rules. This deficiency identified by the SEC, which ranged between $120 million and $145 million, was caused primarily as a result of our deposit of customer funds into certificates of deposit and money market accounts at a financial institution in excess of the amount of funds permitted to be maintained at any one financial institution. Our inadvertent inclusion of accounts maintained by certain of our executive officers and directors in our reserve account calculations also contributed to the deficiency since under the SEC rules we are not permitted to include such accounts in our calculations. We subsequently brought our required reserve accounts into compliance within the 2 weeks requested by the SEC. Although the deficiency was in violation of the applicable SEC rules, at no time were any customer funds at risk of loss. The NASD subsequently required us to pay a $15,000 fine and the matter was concluded in early 2004.

USAO SETTLEMENT AGREEMENT RELATED TO PRIOR MANAGEMENT

In February 2000, we entered into a settlement agreement with the United States Attorney's Office for the Central District of California (the "USAO") in connection with the USAO's investigation of certain of our former affiliates and management which investigation commenced in 1997. The USAO investigation, and the concurrent investigation by the SEC, related to an alleged failure to disclose the relationship of an individual who was purported to be secretly in control of the company and the trading practices of such individual. Our current executive officers and directors were not the subject of the USAO or the SEC investigations.

While we maintained our innocence, we agreed to pay $2,000,000 to the USAO over a period of three years in settlement of the investigation and to offset the USAO's costs of its investigation. We recognized a charge of $2,300,000 in the fourth quarter of 1999 to account for the settlement agreement with the USAO and an anticipated settlement with the SEC.

Under the terms of the settlement agreement, if we fail to make payment of any installment when due, the entire unpaid balance will become immediately due and payable, and if we sell a controlling interest in our operating subsidiary to a third party, the remaining unpaid installments must be paid prior to the closing of the sale.

In May 2002, the settlement agreement was amended to modify the payment schedule for the balance owing of $1,000,000 under the settlement agreement. No payment was required to be made in 2002 and the balance was to be paid in equal annual installments in February 2003 and February 2004. In February 2003, the USAO agreed to extend the due date on the $500,000 payment then due under the settlement agreement. We made a partial payment of $50,000 on March 31, 2003, and the USAO extended the time for any further payment. As of December 31, 2003, the Company owed a balance of $950,000. The Company made a partial payment of $50,000 in February 2004, and is continuing to negotiate with the USAO regarding the timing and amount of subsequent payments. The Company originally accrued payments related to this matter totaling $3.0 million, to cover both the settlement with the USAO, and a potential settlement with the SEC. The SEC notified the Company in 2002 that it had closed its investigation without action or monetary assessment. Accordingly, the amount accrued has been reduced to $950,000 at year end, the remaining balance due to the USAO.

The Company is a party to a lawsuit entitled EBC Trust v. JB Oxford Holdings, Inc., et als., pending in the Federal District Court in Los Angeles. In this suit, EBC Trust is seeking payment of the $2.9 million in notes payable described above in the former shareholder transaction section of Note 13. In July 2002, the court magistrate granted a pre-judgment attachment against the assets of the Company in favor of EBC Trust. In January 2003, the Court reversed the magistrate's order and dissolved the attachment. In January 2003, EBC Trust amended its claim to assert additional claims against the Company and to add claims against the officers and directors of the Company, as well as to add a claim against NCC under the $1,000,000 Oeri subordinated note. By Order dated October 14, 2003, in response to motions filed by the Company, the Court dismissed several claims, struck portions of the Amended Complaint, and compelled EBC Trust to arbitrate all claims against NCC. As to the remaining claims, the Company has asserted a number of defenses to EBC Trust's claims, including fraud, and contribution related to a judgment entered against EBC

Trust's predecessor-in-interest under the notes payable and NCC in an NASD arbitration commenced by Stanly J. Cohen, Receiver for Secured Equity Title and Appraisal Agency Corp. NCC settled all of the claims against it in that matter in 2002, and as a part of that settlement, obtained the assignment from Secured Equity of a Judgment against Oeri Finance, Inc. Accordingly, the Company has asserted a claim of offset for the Judgment against Oeri Finance, Inc. As stated in Note 13, the Company has recorded liabilities of approximately $2.9 million on its balance sheet in notes payable, which management believes is a sufficient reserve for any adverse decision in this matter.

In or about December 2003, EBC Trust commenced an arbitration action with the National Association of Securities Dealers, Inc., against JBOC, seeking recovery on the $1,000,000 subordinated note originally issued to RMS Network, Inc., and subsequently assigned with approval from the Company and the NASD to Oeri Finance, Inc. The Company intends to vigorously defend the action and believes that it has meritorious defenses including, without limitation: i) the suit is brought against the wrong party; ii) The suit is brought by the wrong party, as no valid assignment has ever been approved by the Company or the NASD to EBC Trust, as required by the terms of the note; and iii) the Company will assert an offset for the Judgment obtained against Oeri Finance, Inc., described above. As stated in Note 13, the Company has recorded liabilities of approximately $2.9 million on its balance sheet in notes payable, which management believes is a sufficient reserve for any adverse decision in this and the preceding matter.

LITIGATION RELATED TO ACCOUNT ACQUISITIONS

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We countersued for violations of the purchase agreement by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to the stock to be issued. A decision is pending on that matter by the arbitration panel. If we receive an adverse ruling from the panel, we could be required to make subsequent payments to Share King LLC in cash, instead of in our choice of cash and/or stock.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2003, were as follows:

                Year ending December 31:
                   2004                         $9,977
                   2005                          2,494
                   2006                             --
                   2007                             --
                   2008                             --
                   Thereafter                       --
                                           --------------
                Total                          $12,471
                                           ==============

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                               Balance at charged
                              beginning    to costs                  Balance at
                              of period      and        Deductions     end of
                                           expenses                   period
2003:
Allowance for:
  Receivable from customers  $2,701,183   $   80,122   $        --    $2,781,305
2002:
Allowance for:
  Receivable from customers  $2,625,178   $  138,512   $   (62,507)   $2,701,183
2001:
Allowance for:
  Receivable from customers  $2,577,451   $1,146,244   $(1,098,517)   $2,625,178

Deductions represent amounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JB Oxford Holdings, Inc.


  /s/ Christopher L. Jarratt
----------------------------------
Christopher L. Jarratt,
Chairman of the Board and
Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of JB Oxford Holdings, Inc. and in the capacities and on the date indicated:

  /s/ Michael J. Chiodo                          /s/ Mark M. Grossi
-----------------------------------     ---------------------------------------
Michael J. Chiodo                       Mark M. Grossi, Director
Chief Financial Officer, Treasurer,
Chief Accounting Officer
Chief Executive Officer


  /s/ Christopher L. Jarratt                     /s/ James G. Lewis
----------------------------------      --------------------------------------
Christopher L. Jarratt                  James G. Lewis, Director
Chairman of the Board and


                                                 /s/ David G. Mahood
                                        --------------------------------------
                                        David G. Mahood, Director


                                                 /s/ Terry N. Pefanis
                                        --------------------------------------
March 29, 2004                          Terry N. Pefanis, Director