Form 10-K/A
period 2003-12-31
JB OXFORD HOLDINGS INC
filed 2004-04-29
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-16240

                            JB OXFORD HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  UTAH                                                         95-4099866
  (State or other jurisdiction of incorporation or             (I.R.S. Employer
  organization)                                                Identification
                                                               No.)

  9665 Wilshire Blvd., Suite 300
  Beverly Hills, California                                    90212
  (Address of principal executive offices)                     (Zip Code)

  Registrant's telephone number, including area code           (310) 777-8888
--------------------------------------------------------------------------------
  Securities registered pursuant to Section 12(b) of the Act:  None
  Securities registered pursuant to Section 12(g) of the Act:

                                                           Name of each exchange
                                                             exchange on which
      Title of each class                                       registered

Common stock, $0.01 par value:                            Nasdaq SmallCap Market

      Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $6,567,711 computed based on the closing price of the stock on June 30, 2003.

                                EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K annual report for the fiscal year ended December 31, 2003, filed by JB Oxford Holdings, Inc. (the "Company") on March 29, 2004. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The names of the directors and executive officers of the Company, and their ages, titles and biographies as of the date hereof are set forth below. All directors are elected for one-year terms and officers are elected to serve at the pleasure of the Board.

Christopher L. Jarratt; age 42; Chairman of the Board and Chief Executive Officer, Director since 1998.

Mr. Jarratt has served as a director, Chairman of the Board and Chief Executive Officer of the Company since June 1998. While Mr. Jarratt has previously served as a director of several publicly-traded companies Mr. Jarratt currently serves on the board of directors of only the Company. Since 1992, Mr. Jarratt has also served as President of Jarratt Associates, Inc., a company engaged in various investment activities. Mr. Jarratt is Chief Manager of Third Capital, LLC, a company engaged in various investment and advisory activities, since September 1996 and Chief Manager and Chief Executive Officer of Third Capital Partners, LLP, a company engaged in various investment and advisory activities, since 1998.

Mark D. Grossi; age 50; Director since 1998.

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

David G. Mahood; age 41; Director since 1998.

Mr. Mahood has served as a director of the Company since November 1998. Since June 1997, Mr. Mahood has served as a director and Chief Executive Officer of MGC, Inc., a specialty contractor for laboratory and institutional equipment and furnishings, and as Sales and Operation Manager prior to that time.

Terry N. Pefanis; age 45; Director since 2001.

Mr. Pefanis has served as a director of the Company since March 2001. Since February 2003, Mr. Pefanis has been the Chief Operating Officer of Big Idea Productions, a privately held entertainment and communications company. From May

1997 through January 2003, Mr. Pefanis was the Chief Financial Officer of the Creative Content Group of Gaylord Entertainment Company, a publicly-traded entertainment and communications company. From October 1994 through April 1997, Mr. Pefanis was a Corporate Finance and Internal Audit Director for Gaylord Entertainment Company.

Michael J. Chiodo; age 46; Chief Financial Officer.

Mr. Chiodo has served as Chief Financial Officer and Treasurer of the Company since September 1997. Mr. Chiodo served as the Company's Acting Chief Financial Officer from August 1994 to September 1997 and joined the Company in 1990. Mr. Chiodo is also a former partner of the accounting firm of Sorensen, Chiodo & May.

Barry S. Fischer; age 42; General Counsel and Secretary.

Mr. Fischer has served as General Counsel and Secretary of the Company since July 2003. From August 2002 to June 2003, Mr. Fischer served as Executive Vice President for Legal and Compliance of the Company's subsidiary, National Clearing Corp., and served as General Counsel of National Clearing Corp. and JB Oxford & Company from June 2003 to January 2004. In January 2004, he became President and Chief Executive Officer of National Clearing Corp. and JB Oxford & Company. Mr. Fischer was previously General Counsel and Chief Compliance Officer for Mr. Stock, Inc. from April 2001 to August 2002, and for Brown & Company Securities Corp. from August 1998 to April 2001. Mr. Fischer formerly was a partner of the law firm of Bernkopf, Goodman & Baseman LLP.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.

As of April 8, 2004, to the Company's knowledge based on copies of such reports furnished to the Company, there were no reportable untimely filings under Forms 3,4, or 5 by persons subject to Section 16(a) of the Securities Exchange Act of 1934, during the past twelve months.

See "Item 12. Security Ownership of Certain Beneficial Owners and Management" below for beneficial owners of more than ten percent or any other person subject to disclosure per Section 16 of the Exchange Act.

CODE OF ETHICS

      The Board of Directors is in the process of adopting a code of ethics, as required by Item 406 of Regulation S-K and the rules of the Nasdaq Stock Market, prior to the Meeting. The Audit Committee is responsible for review of management's monitoring of the Company's compliance with the code of ethics and the periodic review and update of the code. When adopted, the code of ethics will be available on the Investor Relations page of our Web site www.jboxford.com and from the Company upon written request sent to Corporate Secretary, 9665 Wilshire Boulevard, Suite 300, Beverly Hills, California 90212.

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain summary information regarding the compensation paid to those serving as our Chief Executive Officer and other executive officers (the "Named Executive Officers") as of December 31, 2003 for each of the last three completed fiscal years (all shares have been adjusted to reflect the one for ten reverse stock split which was effective October 15, 2003).

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation               Long-Term             All Other
                                                            Compensation          Compensation
  Name and Position         Year   Salary     Bonus        Shares of Stock
   with the Company                                     Underlying Options (1)
 Christopher L              2003        --         --                            $918,000  (2)
  Jarratt,  Chairman        2002        --         --                            $918,000  (2)
  of the Board and          2001        --         --                            $994,500  (2)
  Chief Executive
  Officer
 Michael J. Chiodo,         2003  $138,291   $  1,510                            $ 13,013  (3)
  Chief Financial           2002  $138,000   $  7,400                            $ 11,172  (3)
  Officer and               2001  $138,000   $ 32,000                            $ 12,113  (3)
  Treasurer
 Barry S. Fischer,          2003  $165,344   $ 21,510                            $ 12,095  (4)
  General Counsel and       2002        --         --                                  --  --
  Secretary                 2001        --         --                                  --  --

 Former Officer
 James G. Lewis,            2003        --         --                --                --  (2)
 former President           2002        --         --                --                --  (2)
 and Chief Operating        2001        --         --            30,000                --  (2)
 Officer

(1)Options to purchase Common Stock granted pursuant to the Company's 1998 Stock Option and Award Plan. See "Stock Option Plans.

(2)The Company paid  $918,000,  $918,000  and $994,500 for the years 2003,  2002 and 2001, respectively, to Third Capital, LLC for professional and advisory services, including the services of Messrs. Jarratt and, formerly, of Mr. Lewis. Mr. Jarratt is Chief Manager and of Third Capital. Mr. Lewis is Chief Operating Officer and General Counsel of Third Capital and, until April 15, 2004, was President and Chief Operating Officer of the Company. See "Employment Agreements and Compensation Arrangements."

(3)Other Compensation for 2003 includes $9,037 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $3,976. Other Compensation for 2002 includes $9,094 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $2,078. Other Compensation for 2001 includes $7,966 health insurance premiums paid by the Company, $1,597 for life insurance premiums paid by the Company and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $2,550.

(4)Other Compensation for 2003 includes $6,439 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $5,656.

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

                           OPTION/SAR GRANTS IN 2003

There were no options or SARs granted in 2003 to any of the Named Executive Officers.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                 NUMBER OF
                                                                 SECURITIES                 VALUE OF
                                                                 UNDERLYING               UNEXERCISED
                                                                UNEXERCISED               IN-THE-MONEY
                                                              OPTIONS/SARS AT             OPTIONS/SARS
                                                                   FISCAL                  AT FISCAL
                            SHARES                              YEAR-END (#)              YEAR-END ($)
                         ACQUIRED ON         VALUE              EXERCISABLE/              EXERCISABLE/
        NAME             EXERCISE (#)     REALIZED ($)         UNEXERCISABLE             UNEXERCISABLE

         (A)                 (B)               (C)                  (D)                       (E)
-----------------------  -------------    --------------   -----------------------   -----------------------

Christopher L.                -                                   112,500/0
Jarratt                                                                                       0/0
James G. Lewis                -                                   105,000/0                   0/0
Michael J. Chiodo             -                                       400/0                   0/0
Barry S. Fischer              -                                     1,000/0                   0/0

All shares above have been adjusted to reflect the one for ten reverse stock split which was effective October 15, 2002.

Compensation Committee Interlocks and Insider Participation

None

Audit Committee

The Board of Directors established an Audit Committee in November 1998. The Audit Committee is presently composed of Messrs. Pefanis, Grossi and Mahood. The Board of Directors determined, under applicable SEC and NASDAQ rules, that all of the members of the Audit Committee are independent and that Mr. Pefanis meets the qualifications as an Audit Committee Financial Expert and has been so designated. The purpose of the Audit Committee is to select, set the compensation and monitor the performance of the independent public accountants for the Company, and to establish and oversee the Company's systems of internal accounting and auditing control. The Audit Committee held four meetings in 2003.

Employment Agreements and Compensation Arrangements

The Company entered into an agreement with Third Capital, LLC ("Third Capital") effective October 1, 1999, to provide certain professional and advisory services to the Company, including the services of Mr. Jarratt, the Company's Chairman of the Board and Chief Executive Officer. The services of James G. Lewis, who served as President and Chief Operating Officer through April 15, 2004, also were covered by this agreement. Therefore, neither of such persons have received any base salary from the Company. The agreement between the Company and Third Capital provides for a monthly advisory fee of $85,000 and finder's fees in connection with certain asset acquisitions by the Company. Third Capital voluntarily reduced its monthly advisory fee by 10%, commencing October 2001, and has waived its finder's fee since that time. However, there can be no assurance that Third Capital will continue to accept the reduced fee in the future or waive the finder's fee in future acquisitions. The Company also reimburses Third Capital's for its out-of-pocket expenses and for direct expenses paid for by Third Capital on behalf of the Company. During 2003, the Company paid Third Capital a total of $918,000 for professional and advisory services and an additional $108,529 for expenses. In April 2002, Messrs. Jarratt and Lewis voluntarily agreed to cancel 60,000 and 55,000 options to purchase common stock of the Company, respectively. Mr. Jarratt is the Chief Manager and Chief Executive Officer, and Mr. Lewis is the Chief Operating Officer and General Counsel, of Third Capital.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table includes, as of April 15, 2004, stock ownership for each shareholder known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, each director, director nominee and Named Executive Officer and all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them (all shares have been adjusted to reflect the one for ten reverse stock split which was effective October 15,
2002).

                                  Convertible
     Name and Address (1)             Debt           Options         Shares      Percentage (2)

 Christopher J. Jarratt            2,029,474(3)     112,500 (4)      14,750 (5)     55.7%
 James G. Lewis                     --              105,000 (4)       4,280          2.8%
 Mark D. Grossi                     --                6,500 (6)      --               *
 David G. Mahood                    --                4,000 (6)      --               *
 Terry N. Pefanis                   --                3,000 (6)      --               *
 Michael J. Chiodo                  --                  400 (4)       1,584           *
 Barry S. Fischer                   --                1,000 (4)       1,000           *
 Third Capital Partners, LLC                         --
 8275 South Eastern Avenue
 Suite 200
 Las Vegas, NV 89123               2,029,474(3)                      10,000         52.7%
 All Named Executive Officers
 and Directors as a group          2,029,474        232,400          21,614         59.0%

*  Less than 1%

(1)Unless otherwise indicated, the address of each of the beneficial owners is c/o JB Oxford Holdings, Inc., 9665 Wilshire Boulevard, Suite 300, Beverly Hills, California 90212.

(2)Assumes the exercise of all options held by the shareholder, whether or not presently exercisable, and the conversion of all convertible debt into shares of Common Stock. 100% equals 3,871,223 shares on a fully diluted basis.

(3)Includes 1,280,410 shares of Common Stock issuable to Third Capital Partners, LLC ("Third Capital Partners") upon the conversion of $3.4 million of the Company's 9% Senior Secured Convertible Notes and 749,064 shares of Common Stock issuable to Third Capital Partners upon the conversion of $2.0 million of the Company's 9% Secured Convertible Notes. Mr. Jarratt, as Chief Manager and Chief Executive Officer of Third Capital Partners, has the sole right to vote, or direct the voting of, and the sole power to dispose or to direct the disposal of, the shares of Common Stock owned by Third Capital Partners. See "Certain Relationships and Related Transactions."

(4)Options to purchase Common Stock granted pursuant to the Company's 1998 Stock Option and Award Plan. See "Stock Option Plans."

(5)Includes 10,000 shares of Common Stock owned by Third Capital Partners.

(6)Options to purchase Common Stock granted under the Directors' Stock Plan. See "Stock Option Plans."

                      EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company's equity compensation plan information as of December 31, 2003. Information is included for both equity compensation plans approved by the Company's shareholders and equity compensation plans not approved by the shareholders.

                                                                            NUMBER OF
                                                                           SECURITIES
                                                                       REMAINING AVAILABLE
                                    NUMBER OF          WEIGHTED-               FOR
                                  SECURITIES TO         AVERAGE          FUTURE ISSUANCE
                                  BE ISSUED UPON     EXERCISE PRICE       UNDER EQUITY
                                     EXERCISE              OF          COMPENSATION PLANS
                                  OF OUTSTANDING      OUTSTANDING          (EXCLUDING
                                     OPTIONS,           OPTIONS,           SECURITIES
                                  WARRANTS, AND      WARRANTS, AND     REFLECTED IN COLUMN
                                      RIGHTS             RIGHTS                (A)
                                 -----------------   ---------------   --------------------


        PLAN CATEGORY                  (A)                (B)                 (C)

Equity compensation plans
  approved by shareholders
    1998 Plan                          219,475            $14.77              130,525
    1994 Plan                           22,850             22.19               21,150


Total                                  242,325            $15.47              151,675
Equity compensation plans not
  approved by shareholders
  Director's Plan                       16,000            $18.74               79,000

Equity compensation plans approved by shareholders include the 1998 Stock Option Plan ("1998 Plan") and the Employee Stock Ownership Plan ("1994 Plan). All shares to be issued upon exercise in column (a) and the weighted average exercise price in column (b) represent shares issued under the 1998 and 1994 Plan. The number of securities available for future issuance in column (c) were:
130,525 shares under the 1998 Plan and 21,150 shares under the 1994 Plan.

The only equity compensation plan not approved by the Company's shareholders is the non-employee director's stock option plan ("Director's Plan").

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into four transactions with Third Capital Partners and a related affiliate, Third Capital. They are as follows:

1. On or about May 26, 1998, Third Capital Partners acquired $3,418,695.59 principal amount of the 9% Secured Convertible Note, issued pursuant to the Company's Senior Secured Convertible Note Purchase Agreement dated March 10, 1995, and having a maturity date of December 31, 1999. The note, when issued, was convertible into the Company's $0.01 par value common stock at a rate of $1.00 per share, before adjustment for the 1-for-10 reverse split which occurred in October 2002. Under the initial conversion rate, this note was convertible into 3,418,695 shares of common stock, before adjustment for the reverse split.

      On or about June 8, 1998, Third Capital Partners acquired $2,000,000.00 principal amount of the 9% Secured Convertible Note, issued pursuant to the Company's Senior Secured Convertible Note Purchase Agreement dated June 8, 1998, and having a maturity date of December 31, 1999 (the two notes are together referred to as the "Secured Convertible Notes"). As part of the acquisition, the Company and Third Capital Partners agreed to adjust the conversion rate for the Secured Convertible Notes to $0.70 per share, before adjustment for the 1-for-10 reverse split which occurred in October 2002. After the adjustment in conversion rate, the Secured Convertible Notes were convertible into 7,740,993 shares of common stock, before adjustment for the reverse split. The issuance of the Secured Convertible Notes was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

      On or about November 8, 1999, the maturity date for the Secured Convertible Notes was extended to December 31, 2000. On or about December 13, 2000, the maturity date for the Secured Convertible Notes was extended to December 31, 2001. On or about December 31, 2001, the maturity date for the Secured Convertible Notes was extended to December 31, 2002. On or about December 31, 2002, the Company and Third Capital Partners entered into a Note Extension Agreement which, i) extended the maturity date to December 31, 2003, and ii) adjusted the conversion rate to $2.67 per share of common stock, the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. As a result, and after giving effect to the 1-for-10 reverse split which occurred in October 2002, the Secured Convertible Notes are convertible into 2,029,474 shares of common stock. On December 31, 2002, the maturity date for the Secured Convertible Notes was extended to December 31, 2004. The conversion rate currently remains at $2.67 per share, and the Secured Convertible Notes are currently convertible into 2,029,474 shares of common stock. Related interest expense for 2003, 2002 and 2001 was $487,683, $487,683, and
      $486,943, respectively, for the Secured Convertible Notes.

2. On or about February 18, 1999, the Company approved a transaction between Third Capital Partners and Oeri Finance, Inc., and Felix A. Oeri (collectively, "Oeri"). Oeri was a substantial shareholder of the Company prior to this transaction, and Felix A. Oeri was Chairman of the Company's Board of Directors. The transaction consisted of the following:

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

      d. The Company established the JB Oxford Revocable Government Trust (the "Trust"), and loaned it $586,915, which was used to purchase 469,540 shares of the Company's common stock held or controlled by Oeri at an average price of $1.25 (46,954 shares at $12.50, after adjustment for the reverse stock split in October 2002). The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the Trust's shares of the Company's common stock were transferred to the Company in satisfaction of the loan; and,

      e. The Company agreed to allow Third Capital Partners to acquire 100,000 shares of the Company's common stock from Oeri Finance, Inc. for total consideration of $10.00 (10,000 shares after adjustment for the reverse stock split in October 2002).

      Subsequent to these transactions, Oeri filed 13D statements with the SEC indicating ownership of less than 5% of the Company's stock.

3. On or about December 13, 2000, the Company loaned $2,500,000 to Third Capital Partners, pursuant to a written Promissory Note, payable on or before December 31, 2001. The note bears interest at the rate of 9 1/4%, and may be pre-paid in whole or in part without penalty. The loan was a re-classification of a portion of a pre-existing margin debt owed by Third Capital Partners to the Company's brokerage subsidiary, and was secured by the $2,000,000 Secured Convertible Note and Company common stock. The re-classification was entered into to ensure that the amount of the remaining portion of the margin debt complied with the Company's lending policies.

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

4. By agreement dated December 16, 1999, the Company agreed to pay a monthly advisory fee to Third Capital, LLC, an affiliate of Third Capital Partners, in the amount of $85,000, included in professional services, plus all direct and indirect expenses incurred in providing such advisory services to the Company and its subsidiaries. Since that time, members of Third Capital, LLC have held the executive positions of Chairman, Chief Executive Officer, and President of the Company and its subsidiaries.
      Effective October 2001, Third Capital, LLC agreed to reduce its fee by 10%, to $76,500 per month, plus expenses. The advisory fee paid to Third Capital, LLC was $918,000, $918,000, and $1,042,276 in 2003, 2002, and
      2001, respectively.

                                     PART IV


Item 15.  Exhibits. The following exhibits are contained herein:

Exhibit No.                    Description



     31     Rule 13a-14(a) Certifications

     32     Section 1350 Certifications


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2004.

JB Oxford Holdings, Inc.

By:  /s/Christopher L. Jarratt
   ------------------------------
Christopher L. Jarratt
Chairman of the Board and
Chief Executive Officer