Form 10-Q
period 2004-03-31
JB OXFORD HOLDINGS INC
filed 2004-05-17
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months; and (2) has been subject to such filing
requirements  for the past 90 days.    Yes  |X|      No   | |

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2004, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 1,888,743.

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                                            March 31, 2004       December 31, 2003
                                                                              (Unaudited)
                                                                          --------------------  --------------------
Assets:

  Cash and cash equivalents                                                    $ 5,831,319           $ 6,897,970

  Cash and cash equivalents segregated under federal and other
   regulations                                                                 110,847,999           130,748,572

  Receivable from broker-dealers and clearing organizations                     15,774,536            29,337,358

  Receivable from customers (net of allowance for doubtful accounts of
   $2,803,913 and $2,781,305)                                                  102,808,913            78,372,056

  Other receivables                                                                816,100             2,139,865

  Marketable securities owned - at market value                                    838,828               432,060

  Notes receivable from shareholder                                              2,500,000             2,500,000

  Furniture, equipment, and leasehold improvements (at cost - net of accumulated depreciation and amortization of $6,769,222 and
   $6,352,333)                                                                   1,906,688             2,195,783

  Clearing deposits                                                              5,396,834             6,542,595

  Intangible assets (net of accumulated amortization of $3,899,618 and
   $3,558,678)                                                                   2,616,897             2,957,837

  Other assets                                                                   1,151,566               780,771
                                                                          --------------------  --------------------

  Total assets                                                                $250,489,680          $262,904,867
                                                                          ====================  ====================

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                               March 31, 2004     December 31, 2003
                                                                                 (Unaudited)
                                                                              ------------------  ------------------
Liabilities and shareholders' equity:

   Liabilities:

     Payable to broker-dealers and clearing organizations                       $ 37,326,238        $ 40,331,755

     Payable to customers                                                        189,682,266         195,340,295

     Securities sold, not yet purchased - at market value                             71,128           1,957,909

     Accounts payable and accrued liabilities                                      5,222,732           5,436,675

     Loans from shareholders                                                       5,418,696           5,418,696

     Notes payable                                                                 3,417,153           3,458,819
                                                                              ------------------  ------------------

   Total liabilities                                                             241,138,213         251,944,149
                                                                              ------------------  ------------------

   Commitments and contingencies

   Shareholders' equity:

     Common stock  ($.01 par value, 100,000,000 shares authorized, 1,888,743
      and 1,756,499 shares issued)                                                    18,887              17,565

     Additional paid-in capital                                                   18,504,431          18,039,086

     Retained deficit                                                             (8,258,650)         (5,425,090)

     Treasury stock at cost, 46,994 and 83,244 shares                               (913,201)         (1,670,843)
                                                                              ------------------  ------------------

   Total shareholders' equity                                                      9,351,467          10,960,718
                                                                              ------------------  ------------------

   Total liabilities and shareholders' equity                                   $250,489,680        $262,904,867
                                                                              ==================  ==================

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                                               For The Three Months Ended
                                                                                       March 31,
                                                                     ------------------------------------------------
                                                                              2004                     2003
                                                                     ----------------------  ------------------------
Revenues:
   Clearing and execution                                                 $   559,344               $   789,383
   Trading profits                                                             30,575                   560,992
   Commissions                                                              2,286,537                 2,012,616
   Interest                                                                 1,333,717                 1,522,312
   Other                                                                       18,408                   104,022
                                                                     ----------------------  ------------------------
     Total Revenues                                                         4,228,581                 4,989,325
                                                                     ----------------------  ------------------------
Expenses:
   Employee compensation                                                    1,489,828                 1,934,739
   Clearing and floor brokerage                                               266,676                   258,550
   Communications                                                             555,033                   543,256
   Occupancy and equipment                                                    970,806                 1,143,311
   Interest                                                                   257,120                   333,495
   Data processing charges                                                    670,002                   532,399
   Professional services                                                    1,253,899                   591,067
   Promotional                                                                132,932                    66,064
   Bad debts                                                                   22,038                    15,578
   Amortization of intangible assets                                          340,939                   370,621
   Other operating expenses                                                   458,540                   201,905
                                                                     ----------------------  ------------------------
     Total Expenses                                                         6,417,813                 5,990,985
                                                                     ----------------------  ------------------------
   Loss before income taxes                                                (2,189,232)               (1,001,660)
     Income tax provision (benefit)                                             2,200                  (320,389)
                                                                     ----------------------  ------------------------
   Net Loss                                                               $(2,191,432)              $  (681,271)
                                                                     ======================  ========================

   Basic Net Loss Per Share                                                    $(1.23)                   $(0.45)
   Diluted Net Loss Per Share                                                  $(1.23)                   $(0.45)

   Weighted average number of shares
         Basic                                                              1,786,764                 1,506,170
         Diluted                                                            1,786,764                 1,506,170

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                 For The Three Months Ended
                                                                                          March 31,
                                                                          ------------------------------------------
                                                                                  2004                 2003
                                                                          ------------------------------------------
 Increase (decrease) in cash and cash equivalents:
 Cash flows from operating activities:
   Net loss                                                                      $(2,191,432)       $   (681,271)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                  727,828             709,741
      Provision for bad debts                                                         22,038              15,578
      Changes in assets and liabilities:
        Cash segregated under federal and other regulations                       19,900,573         (10,704,853)
        Receivable from broker-dealers and clearing organizations                 13,562,822         (19,591,540)
        Receivable from customers                                                (24,458,895)         12,961,941
        Other receivables                                                          1,323,765             (83,833)
        Securities owned                                                            (406,768)         (1,851,004)
        Clearing deposits                                                          1,145,761             (48,408)
        Other assets                                                                (370,795)           (222,403)
        Payable to broker-dealers and clearing organizations                      (3,005,517)          9,302,537
        Payable to customers                                                      (5,658,029)          3,198,208
        Securities sold not yet purchased                                         (1,886,781)             55,316
        Accounts payable and accrued liabilities                                     368,239           2,753,084
        Income taxes payable/receivable                                                   --            (335,000)
                                                                          ------------------------------------------
 Net cash used in operating activities                                              (927,191)         (4,521,907)
                                                                          ------------------------------------------
 Cash flows from investing activities:
   Capital expenditures                                                              (97,794)            (74,667)
                                                                          ------------------------------------------
 Net cash used in investing activities                                               (97,794)            (74,667)
                                                                          ------------------------------------------
 Cash flows from financing activities:
   Repayments of notes payable                                                       (41,666)                 --
                                                                          ------------------------------------------
 Net cash used in financing activities                                               (41,666)                 --
                                                                          ------------------------------------------
 Net (decrease) in cash and cash equivalents                                      (1,066,651)         (4,596,574)
 Cash and cash equivalents at beginning of the quarter                             6,897,970           5,579,755
                                                                          ------------------------------------------
 Cash and cash equivalents at end of the quarter                                 $ 5,831,319        $    983,181
                                                                          ==========================================

See accompanying notes.

JB Oxford Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)


Note 1.    Company's Quarterly Report Under Form 10-Q

      In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial statements of JB Oxford Holdings, Inc. and subsidiaries (the "Company") for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial information should be read in conjunction with the Company's 2003 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.

The accompanying consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, has limited access to capital and has significant pending litigation. Further, there is significant uncertainty with respect to the outcome of a pending SEC investigation into the late trading conducted by the Company. The report of the Company's independent accountants for the year ended December 31, 2003, included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company file for protection under Chapter 11 or be unable to continue as a going concern.

Note 2.    Shareholders' Equity and Earnings Per Share

      Effective January 1, 2004, the Company paid a bonus to employees in the form of 36,250 shares of treasury stock. The market value at the time of the grant was $115,514 and the original cost was $757,642. Additionally, the Company issued 132,244 shares of its previously authorized unissued common stock in connection with an acquisition of intangible assets. The total value of the stock in the amount of $466,667 was determined based on the average closing price for the ten business days prior to issuance.

      The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                                              For The Three Months Ended March 31,
                                                                                    2004                2003
                                                                            --------------------- ------------------
Basic Earnings Per Share
   Net loss                                                                       $(2,191,432)         $(681,271)
                                                                            --------------------- ------------------
   Income available to common stockholders (numerator)                             (2,191,432)          (681,271)
                                                                            ===================== ==================
   Weighted average common shares outstanding (denominator)                         1,786,764          1,506,170
                                                                            ===================== ==================
   Basic Earnings Per Share                                                            $(1.23)            $(0.45)
                                                                            ===================== ==================

Diluted Earnings Per Share
   Net loss                                                                       $(2,191,432)         $(681,271)
   Interest on convertible debentures, net of income tax                                   --                 --
                                                                            --------------------- ------------------
   Income available to common stockholders plus assumed conversions
     (numerator)                                                                  $(2,191,432)         $(681,271)
                                                                            ===================== ==================
   Weighted average common shares outstanding                                       1,786,794          1,506,170
   Weighted average options outstanding                                                    --                 --
   Weighted average convertible debentures                                                 --                 --
   Stock acquired with option proceeds                                                     --                 --
                                                                            --------------------- ------------------
   Weighted average common shares and assumed conversions outstanding               1,786,794          1,506,170
     (denominator)
                                                                            ===================== ==================
   Diluted Earnings Per Share                                                          $(1.23)            $(0.45)
                                                                            ===================== ==================

      The assumed conversions of options and convertible debt have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions had been used, the fully diluted shares outstanding for the quarters ended March 31, 2004 and 2003 would be 3,816,474 and 3,535,926, respectively.

      The options carry exercise prices ranging from $2.20 to $91.25 at March 31, 2003 and 2002. Options to purchase 256,825 shares of common stock at March 31, 2004 expire at various dates through October 4, 2012.

Note 3.    Stock Options

      SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation-based method prescribed in SFAS No.
123. SFAS No 148 Accounting for Stock-Based Compensation - Transition and Disclosure" requires the Company to provide information required by SFAS 123 on a quarterly basis. No options were issued during the quarters ended March 31, 2004 and 2003. There is no pro forma net income or earnings per share to report for those respective periods.

A summary of the status of the Company's stock options as of March 31 2004, and 2003, and changes during the periods ending on those dates is presented below:

                               March 31, 2004           March 31, 2003
                                        Weighted                   Weighted
                             Shares      average      Shares        average
                             -------    --------      -------      --------
Outstanding at               256,825     $15.66       256,200       $26.88
  be-ginning of period
Granted                           --                       --           --
Exercised                         --                       --           --
Forfeited                       (200)     35.94        (1,475)       11.06
                             -------                  -------
Outstanding at end of
  period                     256,625      15.64       254,725        15.75
                             =======                  =======
Options exercisable          256,625      15.64       253,225        15.88
  at quarter-end
Weighted-average fair
  value of options
  granted during the
  period                         $--                      $--

Note 4.    Regulatory Requirements

      National Clearing Corp ("NCC") and JB Oxford & Company ("JBOC") are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the Rule), which requires the maintenance of minimum net capital. NCC has elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below 5% of aggregate debits.

      At March 31, 2004, NCC had net capital of $9,164,823, which was $7,040,287 in excess of the minimum amount required. At December 31, 2003, NCC had net capital of $9,554,544, which was $7,873,465 in excess of the minimum amount required.

      JBOC computes its net capital requirement in accordance with the aggregate indebtedness standard. The Rule requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. At March 31, 2004, JBOC had net capital of $480,037, which was $473,955 in excess of the minimum amount required. At December 31, 2003, JBOC had net capital of $420,575, which was $414,478 in excess of the minimum amount required. JBOC's net capital ratio was less than 1 to 1 for both periods.

Note 5.    Contingent Liabilities

      The Company and its subsidiaries are a party to a number of pending legal or administrative proceedings incidental to the Company's business, including customer brokerage transactions claims as well as matters related to the

Company's clearing services. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. Those that may have a significant impact on the Company have been reported in previous filings. There has been no significant change in the legal and administrative proceedings reported in the Company's Form 10-K and Form 10-K/A at December 31, 2003.

SEC Mutual Fund Investigation

In the course of the ongoing mutual fund investigations, the NCC received a "Wells Notice" from the staff of the SEC's Los Angeles office on November 6, 2003, stating it intention to recommend that the SEC institute civil and administrative proceedings against NCC seeking injunctive relief, disgorgement, prejudgment interest and civil penalties for alleged violations of Sections 8A and 17(a) of the Securities Exchange Act of 1933, Sections 10)(b), 15(b) and 21C of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 9(b) and 9(f) of the Investment Company Act of 1940 and Rule 22c-1 thereunder. The Company believes it has complied with all requests of documents and provided testimonies in response to subpoenas from the New York Attorney General, the SEC and the NASD regarding the allegations of NCC's violation in forward pricing principles. While NCC admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any specific amounts related to this matter, as the amount of loss is not estimable at this time. The Company maintains a general litigation accrual, which it believes are adequate to cover the minimum estimated loss. However, substantial penalties from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company.

Litigation Related to Oeri Notes

The Company is a party to a lawsuit entitled EBC Trust v. JB Oxford Holdings, Inc., et al., pending in the Federal District Court in Los Angeles. In this suit, EBC Trust is seeking payment of the $2.9 million in notes payable from a former shareholder. In July 2002, the court magistrate granted a pre-judgment attachment against the assets of the Company in favor of EBC Trust. In January 2003, the Court reversed the magistrate's order and dissolved the attachment. In January 2003, EBC Trust amended its claim to assert additional claims against the Company and to add claims against the officers and directors of the Company, as well as to add a claim against NCC under the $1,000,000 Oeri subordinated note. By Order dated October 14, 2003, in response to motions filed by the Company, the Court dismissed several claims, struck portions of the Amended Complaint, and compelled EBC Trust to arbitrate all claims against NCC. As to the remaining claims, the Company has asserted a number of defenses to EBC Trust's claims, including fraud, and contribution related to a judgment entered against EBC Trust's predecessor-in-interest under the notes payable and NCC in an NASD arbitration commenced by Stanly J. Cohen, Receiver for Secured Equity Title and Appraisal Agency Corp. NCC settled all of the claims against it in that matter in 2002, and as a part of that settlement, obtained the assignment from Secured Equity of a Judgment against Oeri Finance, Inc. Accordingly, the Company has asserted a claim of offset for the Judgment against Oeri Finance, Inc. As stated in Note 13, the Company has recorded liabilities of approximately $2.9 million on its balance sheet in notes payable; additionally, the Company has $816,429 of accrued interest related to these notes included in accounts payable and accrued expenses.

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

Litigation Related to Account Acquisitions

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We counter-sued for violations of the purchase agreement by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to the stock to be issued. A decision is pending on that matter by the arbitration panel. If we receive an adverse ruling from the panel, we could be required to make subsequent payments to Share King LLC in cash, instead of in our choice of cash and/or stock.

USAO Settlement Agreement Related to Prior Management

      In April 2004, the Los Angeles Office of the United States Attorney's Office (the "USAO") agreed to accept a lump sum payment of $500,000 in full settlement of all amounts remaining due under the Settlement Agreement, previously reported in the 2003 Form 10-K and prior filings. This settlement is expected to be finalized in the second quarter of 2004.

Note 6.    Supplemental Disclosures of Cash Flow Information

                                                                         For The Three Months Ended March 31,
                                                                    ------------------------------------------------
                                                                            2004                      2003
                                                                    ----------------------    ----------------------
Supplemental Disclosures of Cash Flow Information
   Cash paid during the quarter for:
           Interest                                                        $218,152                  $281,102
           Income taxes                                                       2,200                     9,233

Supplemental disclosure of non-cash investing and financing activities:

      Treasury stock bonus issued to employees in the amount of $115,514 and $142,695 for 2004 and 2003, respectively.

      Common stock issued to acquire intangible assets in the amount of $466,667 for 2004.

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

Our retail subsidiary is JB Oxford & Company ("JBOC"). JBOC is a registered broker-dealer offering discount and electronic brokerage services to the investing public. JBOC's website is www.jboxford.com, which allows customers to review account information, conduct market research, place trades, and manage their accounts online. JBOC has retail offices in Beverly Hills, New York and Minneapolis.

Our clearing subsidiary is National Clearing Corp ("NCC"). NCC is also a registered broker-dealer, offering clearing services to independent broker-dealers ("correspondents"). NCC's largest correspondent is JBOC. In addition, NCC acts as a market maker in stocks traded on the NASDAQ National Market System and other national exchanges.

Recent Developments

In April 2004, the Los Angeles Office of the United States Attorney's Office (the "USAO") agreed to accept a lump sum payment of $500,000 in full settlement of all amounts remaining due under the Settlement Agreement, previously reported in the 2003 Form 10-K and prior filings. This settlement is expected to be finalized in the second quarter of 2004.

On April 12, 2004, the Company received a "Wells Notice" from the staff of the SEC's Pacific Regional office, stating its intention to recommend that the SEC institute civil and administrative proceedings against the Company related to the SEC investigation of mutual fund trading practices by its NCC subsidiary. As previously reported, the Company's subsidiary, NCC, received a similar notice from the SEC in November 2003. The Company has responded to the notice, and is attempting to seek a prompt resolution of these matters, although there is no assurance that such resolution can be reached or that the ultimate impact on the Company will not be material.

On April 15, 2004, James G. Lewis resigned as President and Chief Operating Officer, and as a director, of JB Oxford Holdings, Inc. The Board of Directors elected Christopher Jarratt to serve as President until the next election of officers of the Company. Mr. Lewis continues to assist the Company through his affiliation with Third Capital, LLC.

On April 30, 2004, we introduced our new customer website developed internally using technology obtained in a prior acquisition. In addition to providing our customers with a state-of-the-art trading platform offering expanded market information and research tools, the upgrade allows us full control over future development of the website, while allowing us to operate the website at a significant cost savings over our previous outsourced website.

Discount Brokerage Services

JBOC provides a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. We continue to upgrade and improve our brokerage technologies in order to provide our customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to our trading capabilities, JBOC's Internet sites (www.jboxford.com and www.mrstock.com) provide market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information.

The discount brokerage division has suffered substantially with the downturn in the brokerage industry over the past three years. We believe that JBOC can recover from the volume declines in this business line, through our ability to provide high quality, flexible, and customer-sensitive responses and services. We continually upgrade our computer systems and services within each of our divisions to utilize and take advantage of technological developments.

Clearing and Execution Services

NCC is self-clearing and provides clearing and execution services to JBOC and other broker-dealers that are independent from the Company. The clearing business offers a high return on capital, and we believe that by careful selection and monitoring of NCC's correspondents, this business division will make a positive contribution to our overall brokerage operations.

Market Making Activities

In order to facilitate the execution of security transactions for our own customers and the customers of our correspondents, NCC acts as a market maker for approximately 200 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The number of companies in which NCC acts as a market maker fluctuates depending upon various factors, including trading volume and the number of employees in a trading capacity. Our market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. ("NASD") regarding best execution.

Results of Operations

Revenues

Our total revenues were $4,228,581 in the first quarter 2004, a decrease of 15% from $4,989,325 in the first quarter of 2003. The primary reason for the decrease was a decline in trading profits of 95% to $30,575 in the current quarter from $560,992 in the first quarter of 2003. Additionally, clearing and execution revenues decreased 29% to $559,344 in the first quarter of 2004 from $789,383 in the first quarter of 2003. Interest revenue also decreased 12% to $1,333,717 in the first quarter of 2004 from $1,522,312 in the first quarter of 2003.

Commission revenue increased $273,921 or 14% to $2,286,537 in the first quarter 2004 compared to $2,012,616 in the first quarter of 2003. Trading volumes and commission revenue have shown slight growth out over the past year. For 2004, we anticipate commission revenue will continue to track the overall trading volumes within the industry. We are continuing to look for opportunities to grow our business through acquisitions of accounts from compatible discount and on-line brokerage operations of other firms. Although we have completed acquisitions in the past year, there can be no assurance that we will complete any additional acquisitions, or if completed, that they will be successful.

Interest revenues decreased $188,595 or 12% to $1,333,717 in the first quarter 2004 compared to $1,522,312 in the first quarter of 2003. Net interest income decreased 9% from $1,188,817 in the first quarter 2003 to $1,076,597 in the first quarter 2004. The changes in interest revenues are consistent with usual fluctuation of debit balances in brokerage margin accounts as well as changes in broker-call rates on which the interest charged to customers is calculated. Rates have not changed significantly over the past year. Rather, declining margin balances has been the most significant factor for the decrease. Balances have increased, however at the end of the quarter ended March 31, 2004.

Trading profits decreased 95% to $30,575 in the first quarter of 2004 from $560,992 in the first quarter of 2003. The decrease in trading profits resulted from a realized loss of approximately $150,000 in one security position the Company incurred in the first quarter of 2004. Volumes in firm proprietary trading accounts have decreased by 67% from the first quarter of 2003 to the first quarter of 2004. Management has scaled back its trading room due to declining volumes of the securities in which the Company makes a market; however, management is continuing to explore new sources of order flow.

Clearing and execution revenues decreased $230,039 or 29% to $559,344 in the first quarter 2004 compared to $789,383 in the first quarter of 2003. The decrease represents a reduction of $274,305 of revenue generated from inactivity fees from the first quarter of 2003 compared to the first quarter of 2004. The decrease results from inactive accounts being closed or moved to other broker-dealers. We will continue to search for opportunities to attract new correspondent broker business.

Expenses

Expenses totaled $6,417,813 for the first quarter of 2004, an increase of 7% from $5,990,985 in the first quarter of 2003. The increase is attributable to the increase of $662,832 in professional services incurred in the first quarter of 2004. Decreases in certain expense items reflect the impact of cost containment measures taken by management during the past several years. Many of our expenses, including clearing expense, interest expense, and data processing charges, are directly related to commission revenues, interest revenues and trading revenues.

Employee compensation decreased by 23% in the first quarter of 2004 to $1,489,828 from $1,934,739 in the first quarter of 2003. Interest expense decreased 23% to $257,120 in the first quarter of 2004 from $333,495 in the first quarter of 2003. These decreases are in line with the revenue decreases discussed above.

Professional services increased by $662,832 or 112% in the first quarter of 2004 to $1,253,899 from $591,067 in the first quarter of 2003. Legal fees increased $665,878 as a result of the SEC mutual fund investigation involving the Company and NCC.

Occupancy and equipment expenses have decreased $172,505 or 15% to $970,806 in the first quarter of 2004 from $1,143,311 in the first quarter of 2003. These costs have decreased as property and equipment lease commitments have ended. Data processing expense increased by $137,603 during the first quarter of 2004 compared to the first quarter of 2003. Charges from our back office service provider increased $51,788, mostly from the slight increase in trade transactions we have processed. The remainder of the increase is from the addition of certain market data services and web site content.

Other expense increased by $256,635 during the first quarter of 2004 compared to the first quarter of 2003. The most significant reason for the increase is a credit item in the first quarter of 2003 in the amount of $253,183, which reduced other expenses for that period.

Management continues to examine ways to contain costs and improve efficiencies. We will continue to seek ways to cut costs and add revenues.

Liquidity and Capital Resources

We finance our operations through the use of funds generated from the business of our subsidiaries, mainly NCC and JBOC. NCC holds the majority of our corporate assets consisted of cash or assets readily convertible to cash. Our statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow-and-loan transactions where the contracts are adjusted to market values daily. Additionally, NCC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards and the use of customer cash and securities. See Note 4, "Regulatory Requirements," to the financial statements for regulatory requirements of the Company.

During the most recent five fiscal quarters, NCC's excess net capital has declined from $7,656,245 at December 31, 2002 to $7,040,287. If this trend continues, our liquidity could further decrease and we will need to raise additional capital. If additional capital is raised through the issuance of equity securities, or securities which are convertible into equity securities, our existing shareholders may experience dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our common stock. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us.

Notwithstanding this trend, we currently expect our cash resources and available credit and stock loan facilities will be sufficient to fund our expected working capital and capital expenditure requirements for the foreseeable future. However, if future positive cash flow is not realized, or expenses increase due to adverse results in legal or arbitration proceedings or for other unanticipated reasons, we will need to raise additional funds in order to continue in business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities.

We have suffered recurring operating losses, have limited access to capital and have significant pending litigation. Further, there is significant uncertainty with respect to the outcome of the SEC investigation into the late trading conducted by the Company. The report of the Company's independent accountants for the year ended December 31, 2003, included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

Liquidity at March 31, 2003

Our cash position decreased during the first quarter of 2004 by $1,066,651 to $5,831,319. This compares with a net decrease in cash and cash equivalents of $4,596,574 in the first quarter of 2003. The fluctuation in our cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

We do not anticipate making any principal payments on loans from shareholders due December 31, 2004, in the amount of $5,418,696. These notes have historically been extended each year. We also do not anticipate making any payments on notes payable in the principal amount of $2,889,375 (See "Litigation Related to Oeri Notes" in Legal Proceedings above).

Cash Flows From Operating Activities

Net cash used in operating activities was $927,191 for the first quarter of 2004, compared to cash of $4,521,907 used in operations during the first quarter of 2003. Our net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of NCC.

During the first quarter of 2003, the most significant source of cash was the decrease in cash segregated under federal and other regulations of $19,900,573. Additionally, receivables from broker-dealer and clearing organizations decreased to provide cash of $13,562,822. These sources of cash were offset by the increase in receivables from customers which used cash of $24,458,895 and a decrease in payables to customers of $5,658,029.

Cash Flows Used In Investing Activities

The net cash used in investing activities during the first quarter of 2004 was $97,794 compared with $74,667 during the same quarter of 2003. All of the cash used for investing activities in the respective periods was for capital expenditures. We presently have no plans to open additional offices and no significant commitments for capital expenditures. Therefore, our requirement for capital resources is not material to the business as a whole. We continue to look for opportunities to grow our business through the acquisition of customer accounts, and, if such acquisitions are made, we may expend our resources on such acquisitions.

Cash Flows From Financing Activities

The net cash used in financing activities during the first quarter of 2004 was $41,666 compared with no cash used by financing activities in the first quarter of 2003. The cash used in 2004 was for the repayment of notes payable.

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

      On November 6, 2003, our NCC subsidiary received a "Wells Notice" as part of the SEC's investigation informing us that the staff of the SEC's Pacific Regional office intended to recommend that the SEC bring civil and administrative enforcement actions against us based on alleged violations of federal securities laws related to the alleged late trading transactions. On April 12, 2004, we received a subsequent "Wells Notice" on the same subject matter directed to the Company. We have responded to the Wells Notices and believe we are cooperating in connection with the notices. To that end, we have had several meetings with the SEC with the goal of settling this matter.

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

OUR CURRENT SHAREHOLDERS WILL BE SIGNIFICANTLY DILUTED IF THIRD CAPITAL CONVERTS THE NOTES INTO SHARES OF COMMON STOCK AND OUR STOCK PRICE COULD MATERIALLY DECLINE IF THIRD CAPITAL SELLS IT SHARES.

      As of April 10, 2004, we had approximately 1.8 million shares of common stock outstanding. The convertible notes currently held by Third Capital Partners are convertible into approximately 2 million shares of common stock. If Third Capital Partners elects to convert the convertible notes in full the ownership percentage of our current shareholders will be significantly diluted and Third Capital Partners will own approximately 53% of our common stock.

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

OUR FAILURE TO MAINTAIN THE NET CAPITAL LEVELS REQUIRED BY VARIOUS REGULATORS COULD ADVERSELY AFFECT OUR BUSINESS.

      The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. Our net capital has declined over the past three years. At March 31, 2004, our NCC subsidiary had net capital of $9,164,823, which was $7,040,287 in excess of the minimum amount required. At December 31, 2003 NCC had net capital of $9,554,544, as compared to $9,452,719 and $18,975,361 at December 31, 2002 and 2001, respectively.

WE HAVE INCURRED OPERATING LOSSES IN THE PAST AND MAY INCUR FUTURE OPERATING LOSSES.

      We incurred net operating losses of approximately $5 million for the year ended December 31, 2003, approximately $11 million for the year ended December 31, 2002, and approximately $9 million in 2001. As direct result of the downturn in the U.S. securities markets that began in early 2000, and continued through the first six months of 2003, we have suffered a significant reduction in transaction volume, and consequently revenues. While volumes stabilized in the last 6 months of 2003, and we continue to implement cost containment measures that have reduced our expenses, we cannot assure you that our negative cash flow and net losses from operations will not continue or increase for the foreseeable future. If we continue to incur losses and negative cash flow, we may need additional capital to fund working capital and cash flow deficits. There can be no assurance that such capital will be available to us, or if available, on terms that are not substantially dilutive to existing shareholders. Additionally, we could lose our uncommitted lines of credit, which would greatly restrict our ability to finance our operations. Although we were profitable in 2000, we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

WE COULD SUFFER SUBSTANTIAL LOSSES AND CUSTOMER LITIGATION IF OUR ELECTRONIC SYSTEMS WHICH SUPPORT ONLINE TRADING SYSTEMS FAIL OR OUR TRANSACTIONS PROCESS IS SLOW.

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

THE TRADING PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE SUBJECT TO WIDE FLUCTUATIONS.

      During the past twelve months, our common stock traded as low as $2.13 and as high as $6.25 (all prices have been adjusted to reflect the one for ten reverse stock split which was effective October 15, 2002) Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by our company or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may consider comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet related companies in particular, have experienced extreme volatility that has often been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

THE LOSS OF CERTAIN KEY EXECUTIVE OFFICERS COULD HARM OUR BUSINESS.

      Our success is substantially dependent upon the continuing services of certain key executive officers, especially our Chief Executive Officer and President. We do not have written employment agreements with our key executive officers and do not maintain "key person" life insurance on any of our executive officers. There can be no assurance that any of our executive officers will continue to work for us nor can there be any assurance that upon ceasing to work for us they will not compete against us. The loss of our Chief Executive Officer and President could have a material adverse effect on our business, financial condition and results of operations.

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

Retail broker-dealers with clearing operations, such as ourselves, are exposed to risks that exceed the simple risk of loss of business due to the loss of retail customers and/or correspondents. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business in the event that the correspondent fails. These risks result where the total assets, securities held in inventory, and cash of the failed correspondent are insufficient to cover the unpaid customer debits, together with losses, which may be generated in the correspondent's trading account. We have established procedures to review a correspondent's inventory and activities in an effort to prevent such losses in the event of a correspondent's failure. However, there can be no assurance that our procedures will be effective in avoiding losses.

Areas outside of our control which affect the securities markets, such as severe downturns or declines in market activity, may cause substantial financial exposure. This is particularly true with regard to the receivables that are carried in customers' margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loans would exceed such value. While we are authorized to liquidate the securities and to utilize the correspondent's account balances to cover any shortfall, in a worst case scenario, such collateral may not be sufficient to cover all losses.

Interest Rate Sensitivity and Financial Instruments

For its working capital and reserves that are required to be segregated under federal or other regulations, the Company invests primarily in U.S. Treasury securities purchased under agreements to resell. These agreements have maturity dates ranging from one to seven days, and do not present a material interest rate risk.

Equity Price Risk

NCC acts as a market maker for approximately 200 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities which may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31,2004, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 ("Disclosure Controls"). Based upon the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

We have also evaluated our internal controls for financing reporting, and there have been no significant changes in our internal controls during the quarter ended March 31, 2004, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changed conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report provides information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.


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

On November 6, 2003, our NCC subsidiary received a "Wells Notice" as part of the SEC's investigation informing us that the staff of the SEC's Pacific Regional Office intended to recommend that the SEC bring civil and administrative enforcement actions against us based on alleged violations of federal securities laws related to the alleged mutual fund trading transactions. On April 12, 2004 we received a subsequent "Wells Notice" on the some subject matter directed to the Company. We have responded to the Wells Notices and believe we are cooperating in connection with the notices. To that end, we have had several meetings with the SEC with the goal of settling this matter.

In the event charges are filed against us related to the SEC, NYAG and/or USAO investigations, we could be subject to significant sanctions and penalties, including but not limited to suspension or revocation of our licensing and registration as a broker-dealer, and substantial monetary fines which could have a material adverse effect on our business and financial condition. Furthermore, our reputation could suffer and any damage to our reputation could cause us to lose existing customers and fail to attract new customers which would have a material adverse effect on our business and financial condition. While NCC admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any specific amount related to this matter, as the amount of loss is not estimable at this time. We maintain a general litigation accrual which we believe is adequate to cover the minimum estimated loss. However, substantial penalties from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company

Other Regulatory Matters

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

USAO Settlement Agreement Related to Prior Management

      In April 2004, the Los Angeles Office of the United States Attorney's Office (the "USAO") agreed to accept a lump sum payment of $500,000 in full settlement of all amounts remaining due under the Settlement Agreement, previously reported in the 2003 Form 10-K and prior filings. This settlement is expected to be finalized in the second quarter of 2004.

Litigation Related to Oeri Notes

The Company is a party to a lawsuit entitled EBC Trust v. JB Oxford Holdings, Inc., et al., pending in the Federal District Court in Los Angeles. In this suit, EBC Trust, as the assignee of certain notes described below issued by the Company is seeking payment of the $2.9 million of such notes. The Company issued $2,867,500 in demand notes to former shareholders during 1997. The notes bore interest at 8 1/4%, payable quarterly. In 1998, $250,000 was paid on the demand notes. In 1999, $728,125 of the debt was forgiven by Oeri Financial, Inc. and Felix A. Oeri (collectively "Oeri"), leaving a balance due of $1,889,375, which was reclassified to notes payable in 1999. In addition, a $1,000,000 subordinated loan agreement, payable to Oeri Finance, Inc., matured by its terms on March 31, 1999. The balance due was reclassified to note payable at that time.

Since in or about March 1999, the Company has refused to make payment under the notes payable totaling approximately $2.9 million, plus accrued interest, and has asserted defenses and counterclaims against the alleged holders of the notes related to: i) an award entered jointly against the Company and the holders related to alleged wrongful conduct by the Company in clearing certain customer accounts during the time that the holders of the notes payable ran the Company; and, ii) the Company has acquired a Judgment against Oeri Finance, Inc., which it intends to use as a set-off against claims on the notes payable. The amount of the Judgment acquired is substantially in excess of the total claimed due on the notes payable.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

           None.

Item 3.    Defaults upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Events

      During March 2004, the Company solicited proposals from potential audit firms for preparation of the 2004 financial statements for the Company and its subsidiaries. The decision to seek a new audit firm was based, in part, on the fact that the current audit staff is required to transition off the audit under the provisions of The Sarbanes-Oxley Act of 2002. On April 12, 2004 the Company and its subsidiaries received notification from Ernst & Young LLP that it would not stand for re-election for the audit of the December 31, 2004 financial statements. On April 16, 2004, the Company's Audit Committee of the Board of Directors selected BDO Seidman, LLP as its new independent accountant, subject to execution of a mutually agreeable engagement letter. The Company executed an engagement letter with BDO Seidman, LLP on May 10, 2004. The Company has not consulted the newly engaged accountants during the two most recent fiscal years or the interim period between December 31, 2003, and May 10, 2004, regarding the application of accounting principles to a specified transaction or any matter that was subject to any disagreement or reportable event.


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

(b)        Reports on Form 8-K.

      During the first quarter, we filed a Report on Form 8-K, dated April 19, 2004, reporting the resignation of Ernst & Young LLC as our independent accountants. The report also provided disclosure of the receipt of a "Wells Notice" on April 12, 2004 and the resignation of James G. Lewis, its President and Chief Operating Officer on April 15,2004.

      Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo
---------------------

Michael J. Chiodo
Chief Financial Officer


May 13, 2002