Form 10-Q
period 2004-06-30
JB OXFORD HOLDINGS INC
filed 2004-08-16
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-16240

                            JB OXFORD HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  UTAH                                                                          95-4099866
  (State of incorporation or organization)                                      (I.R.S. Employer
                                                                                Identification No.)

  9665 Wilshire Blvd., Suite 300;  Beverly Hills, California                    90212
  (Address of principal executive offices)                                      (Zip Code)

  Registrant's telephone number, including area code                            (310) 777-8888

      Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

      Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes         No   X
                                                 -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 6, 2004, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 1,841,749.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         June 30, 2004  December 31,
                                                                          (Unaudited)       2003
                                                                         -------------  ------------
ASSETS:

  Cash and cash equivalents                                              $  2,966,616   $  6,897,970

  Cash and cash equivalents segregated under federal and other
   regulations                                                                     --    130,748,572

  Receivable from broker-dealers and clearing organizations                        --     29,337,358

  Receivable from customers (net of allowance for doubtful
    accounts of $0 and $2,781,305)                                                 --     78,372,056

  Other receivables                                                           270,953      2,139,865

  Marketable securities owned - at market value                                    --        432,060

  Notes receivable from shareholder                                         2,500,000      2,500,000

  Assets held for sale                                                    230,640,443             --

  Furniture, equipment, and leasehold improvements (at cost - net of accumulated depreciation and amortization of $2,935,820 and
   $6,352,333)                                                                155,006      2,195,783

  Clearing deposits                                                                --      6,542,595

  Intangible assets (net of accumulated amortization of $0 and
  $3,558,678)                                                                      --      2,957,837

  Other assets                                                                123,665        780,771
                                                                         ------------   ------------

  TOTAL ASSETS                                                           $236,656,683   $262,904,867
                                                                         ============   ============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         June 30, 2004  December 31,
                                                                          (Unaudited)      2003
                                                                         -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

   LIABILITIES:

     Payable to broker-dealers and clearing organizations                $         --   $ 40,331,755

     Payable to customers                                                          --    195,340,295

     Securities sold, not yet purchased - at market value                          --      1,957,909

     Liabilities associated with assets held for sale                     215,974,143             --

     Accounts payable and accrued liabilities                               4,300,218      5,436,675

     Loans from shareholders                                                5,418,696      5,418,696

     Notes payable                                                          3,375,486      3,458,819
                                                                         ------------   ------------

   TOTAL LIABILITIES                                                      229,068,543    251,944,149
                                                                         ------------   ------------

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY:

     Common stock  ($.01 par value, 100,000,000 shares authorized;
      1,888,743 and 1,756,499 shares issued)                                   18,887         17,565

     Additional paid-in capital                                            18,504,430     18,039,086

     Retained deficit                                                     (10,021,976)    (5,425,090)

     Treasury stock at cost, 46,994 and 83,244 shares                        (913,201)    (1,670,843)
                                                                         ------------   ------------

   TOTAL SHAREHOLDERS' EQUITY                                               7,171,059     10,960,718
                                                                         ------------   ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $236,656,683   $262,904,867
                                                                         ============   ============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                          For The Six Months Ended     For The Three Months Ended
                                                  June 30,                       June 30,
                                             2004          2003            2004           2003
                                         -----------    -----------    -----------    -----------
REVENUES:
   Interest                              $   115,787    $   116,755    $    57,864    $    58,407
   Other                                          --         10,110             --          9,954
                                         -----------    -----------    -----------    -----------

   Total revenues                            115,787        126,865         57,867         68,361
                                         -----------    -----------    -----------    -----------

EXPENSES:
   General and administrative                894,895        726,261        574,700        433,602
   Interest                                  321,778        322,247        160,889        161,123
   Depreciation and amortization             272,341        139,271        128,771         63,781
                                         -----------    -----------    -----------    -----------

   Total expenses                          1,489,014      1,187,700        863,696        658,506
                                         -----------    -----------    -----------    -----------

   Loss from continuing operations
    before income taxes                   (1,373,227)    (1,060,835)      (805,829)      (590,145)

     Income tax expense (benefit)              6,100       (550,211)         5,700       (476,344)
                                         -----------    -----------    -----------    -----------

   Net loss from continuing operations    (1,379,327)      (510,624)      (811,529)      (113,801)

   Loss from discontinued operations      (2,575,432)    (1,957,124)      (951,797)    (1,672,676)
                                         -----------    -----------    -----------    -----------

   Net loss                              $(3,954,759)   $(2,467,748)   $(1,763,326)   $(1,786,477)
                                         ===========    ===========    ===========    ===========

Basic net loss per share:
   From continuing operations            $     (0.76)   $     (0.34)   $     (0.44)   $     (0.08)
   From discontinued operations                (1.42)         (1.30)         (0.52)         (1.11)
   Basic net loss per share
                                               (2.18)         (1.64)         (0.96)         (1.19)
Diluted net loss per share:
   From continuing operations            $     (0.76)   $     (0.34)   $     (0.44)   $     (0.08)
   From discontinued operations                (1.42)         (1.30)         (0.42)         (1.11)
   Diluted net loss per share
                                               (2.18)         (1.64)         (0.96)         (1.19)
  Weighted average number of shares
      Basic                                1,814,256      1,506,434      1,841,749      1,506,695
      Diluted                              1,814,256      1,506,434      1,841,749      1,506,695

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  For The Six Months Ended
                                                                                          June 30,
                                                                              --------------------------------
                                                                                  2004                2003
                                                                              ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $ (3,954,759)       $ (2,467,748)
  Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                               1,064,674           1,395,226
     Provision for bad debts                                                        38,735              35,077
     Deferred income taxes, net                                                         --             880,000
   Changes in assets and liabilities:
     Cash segregated under federal and other regulations                        21,012,946          (7,105,790)
     Receivable from broker-dealers and clearing organizations                  12,613,801         (13,325,933)
     Receivable from customers                                                 (14,139,314)         18,574,803
     Other receivables                                                           1,315,127             160,769
     Securities owned                                                             (444,238)            364,605
     Clearing deposits                                                           1,410,003          (2,863,734)
     Other assets                                                                 (338,958)           (182,623)
     Payable to broker-dealers and clearing organizations                       (5,145,865)         (8,297,818)
     Payable to customers                                                      (14,553,426)          6,511,319
     Securities sold, not yet purchased                                         (1,956,525)            535,451
     Accounts payable and accrued liabilities                                     (554,276)            642,134
     Income taxes receivable                                                            --           2,563,066
                                                                              ------------        ------------
Net cash used in operating activities                                           (3,632,075)         (2,581,196)
                                                                              ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                            (215,946)           (109,475)
                                                                              ------------        ------------
Net cash used in investing activities                                             (215,946)           (109,475)
                                                                              ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of notes payable                                                       (83,333)                 --
                                                                              ------------        ------------
Net cash used in financing activities                                              (83,333)                 --
                                                                              ------------        ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (3,931,354)         (2,690,671)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                             6,897,970           5,579,755
                                                                              ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                $  2,966,616        $  2,889,084
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

      The accompanying consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, has limited access to capital and has significant pending litigation. Further, there is significant uncertainty with respect to the outcome of a pending SEC investigation into the alleged late trading of mutual funds conducted by the Company. The report of the Company's independent accountants for the year ended December 31, 2003, included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

      The accompanying consolidated financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company file for protection under Chapter 11 or be unable to continue as a going concern.

      On June 4, 2004, the Company signed an asset purchase agreement with Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, to sell the online retail accounts of JB Oxford & Company ("JBOC"), a subsidiary of JB Oxford Holdings, Inc. for up to $26 million in cash, subject to certain adjustments and an escrow. In addition, the Company is actively seeking a buyer for its correspondent clearing operation. Please see Note 4 "Discontinued Operations" for more information.

NOTE 2.           EARNINGS PER SHARE

      The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                For The Six Months Ended      For The Three Months Ended
                                                        June 30,                       June 30,
                                                    2004           2003          2004           2003
                                                -----------    -----------    -----------    -----------
BASIC EARNINGS PER SHARE:
   Net loss                                     $(3,954,759)   $(2,467,748)   $(1,763,326)   $(1,786,477)
                                                -----------    -----------    -----------    -----------

   Loss available to common stockholders
     (numerator)                                $(3,954,759)   $(2,467,748)   $(1,763,326)   $(1,786,477)
                                                ===========    ===========    ===========    ===========

   Weighted average common shares outstanding
     (denominator)                                1,814,256      1,506,434      1,841,749      1,506,695
                                                ===========    ===========    ===========    ===========

   Basic earnings per share                     $     (2.18)   $     (1.64)   $     (0.96)   $     (1.19)
                                                ===========    ===========    ===========    ===========

DILUTED EARNINGS PER SHARE:
   Net Loss                                     $(3,954,759)   $(2,467,748)   $(1,763,326)   $(1,786,477)
                                                -----------    -----------    -----------    -----------
   Loss available to common stockholders plus
     assumed conversions (numerator)            $(3,954,759)   $(2,467,748)   $(1,763,326)   $(1,786,477)
                                                ===========    ===========    ===========    ===========

   Weighted average common shares outstanding     1,814,256      1,506,434      1,841,749      1,506,695
                                                -----------    -----------    -----------    -----------

   Weighted average common shares and assumed
     conversions outstanding (denominator)        1,814,256      1,506,434      1,841,749      1,506,695
                                                ===========    ===========    ===========    ===========
   Diluted earnings per share                   $     (2.18)   $     (1.64)   $     (.096)   $     (1.19)
                                                ===========    ===========    ===========    ===========

      The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions would have been used, the fully diluted shares outstanding for the six months ended June 30, 2004 and 2003 would be 3,846,239 and 3,538,525, respectively.

      The excluded options carry exercise prices ranging from $2.20 to $91.25 at June 30, 2004 and 2003. Options to purchase 256,600 shares of common stock at June 30, 2004 expire at various dates through October 4, 2012.

NOTE 3.  EQUITY TRANSACTIONS AND STOCK OPTIONS

      During the first quarter of 2004, the Company issued 132,244 shares of common stock related to the acquisition of intangible assets in the amount of $466,667 in connection with the Mr. Stock transaction. The average closing market price for the ten days prior to issuance was used to determine the number of shares issued. The $466,667 was previously included in accounts payable prior to issuance. See "Litigation Related to Account Acquisitions" included at Note 5 for additional information.

      On January 2, 2004, the Company provided a treasury stock bonus to all employees who had been with Company for six months or more. All employees who were employed by the Company for one year or longer received 500 shares, while those who were with the Company for less than one year received 250 shares. The Company required employees to hold the shares for one year prior to selling. The cost of the treasury stock was $757,642 and the market value at the time of the bonus was $115,514, the difference of $642,128 was charged to retained earnings in 2004.

      SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation-based method prescribed in SFAS No.
123. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires the Company to provide information required by SFAS 123 on a quarterly basis. No options were issued during the six months ended June 30, 2004 and 2003; and there is no pro forma attribution expense on previously issued options for those respective periods.

      A summary of the status of the Company's stock options as of June 30, 2004 and 2003, and changes during the periods ending on those dates is presented below:

                                June 30, 2004                June 30, 2003
                                          Weighted                    Weighted
                              Shares      average         Shares       average
                           ------------  ----------   -------------- ----------
    Outstanding at            256,825      $15.66          257,200      $15.72
      be-ginning of period
    Forfeited                    (225)      41.94             (375)      32.37
                           ------------               --------------
    Outstanding at end of
      period                  256,600       15.63          256,825       15.66
                           ============               ==============
    Options exercisable       256,600       15.63          255,725       15.88
      at quarter-end
    Weighted-average fair
      value of options
      granted during the
      period                     $--                          $--

NOTE 4.           ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

      On June 4, 2004, the Company signed an asset purchase agreement with Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, to sell the online retail accounts of JB Oxford & Company ("JBOC"), a subsidiary of JB Oxford Holdings, Inc. for up to $26 million in cash, subject to certain adjustments and an escrow. In addition, the Company is actively seeking a buyer for its correspondent clearing operation. The sale of both these asset groups is expected to take place prior to the end of the year. These asset groups are the brokerage operations (both clearing and retail brokerage segments) of the Company and provide substantially all of its operating revenues. These asset groups have also met the criteria defined by SFAS No. 144 to be reported as discontinued operations.

      The brokerage assets and related liabilities have been reclassified and reported as assets and liabilities held for sale. No impairment of value has been recognized, as management currently believes the carrying value of these assets will be fully recoverable from the proceeds of the sale, less any costs to sell. Additionally, the Company has no plan of liquidation nor is it the current intention of management to liquidate the Company. The Company will have cash to address its various legal matters following the sale and may identify potential new operations. The following table represents the components of assets and associated liabilities held for sale at June 30, 2004.

           Cash and cash equivalents segregated under federal and other regulations      $109,735,626
           Receivable from broker-dealer and clearing organizations                        16,723,557
           Receivable from customers (net of allowance for doubtful accounts of
              $2,820,040)                                                                  92,472,635
           Other receivable                                                                   553,785
           Marketable securities owned at market value                                        876,298
           Furniture, equipment, and leasehold improvements (at cost net of
              accumulated depreciation and amortization of $4,220,389)                      1,646,635
           Clearing deposits                                                                5,132,592
           Intangible assets (net of accumulated amortization of $4,031,264)                2,503,251
           Other assets                                                                       996,064
                                                                                        --------------

              Total assets held for sale                                                 $230,640,443
                                                                                        ==============

           Payable to broker-dealer and clearing organizations                            (35,185,890)
           Payable to customers                                                          (180,786,869)
           Securities sold, not yet purchased at market value                                  (1,384)
                                                                                        --------------

              Total liabilities associated with assets held for sale                     $215,974,143
                                                                                        ==============

      The following table reflects detailed amounts of revenue, expense and loss reported in discontinued operations for the respective periods ended June 30, 2004 and 2003. Operations previously reported have been restated to reflect the change in status to discontinued operations. No gain or loss on sale is included currently because the sale transactions have not yet closed. It is anticipated that such transactions will close prior to the end of the year.

                                                 For The Six Months Ended     For The Three Months Ended
                                                         June 30,                     June 30,
                                                    2004           2003          2004           2003
                                                -----------    -----------    -----------    -----------
REVENUES:
   Commissions                                  $ 4,035,980    $ 4,132,050    $ 1,749,442    $ 2,119,434
   Interest                                       2,632,447      2,812,434      1,356,651      1,348,470
   Trading profits                                  211,786      1,268,188        181,211        707,196
   Clearing and execution                         1,186,763      1,436,909        627,419        647,526
   Other                                             64,010        259,068         45,602        155,199
                                                -----------    -----------    -----------    -----------

      Total revenues                              8,130,986      9,908,646      3,960,325      4,977,825
                                                -----------    -----------    -----------    -----------

EXPENSES:
   Employee compensation                          2,959,932      3,560,914      1,523,796      1,687,901
   Clearing and floor brokerage                     495,636        516,130        228,975        260,747
   Communications                                 1,076,287      1,056,474        487,872        515,515
   Occupancy and equipment                        1,467,669      2,024,439        661,746        988,929
   Interest                                         198,096        329,345        101,865        156,974
   Data processing charges                        1,172,784      1,104,532        502,782        578,412
   Professional services                          1,854,936        910,594        779,329        440,712
   Promotional                                      138,333        118,973         49,943         53,141
   Bad debts                                         38,735         35,077         16,697         19,499
   Amortization of intangible assets                454,586        741,241        113,647        370,620
   Other operating expenses                         843,224      2,027,573        441,070      1,891,051
                                                -----------    -----------    -----------    -----------

      Total Expenses                             10,700,218     12,425,292      4,907,722      6,963,501
                                                -----------    -----------    -----------    -----------
   Loss before income taxes                      (2,569,232)    (2,516,646)      (947,397)    (1,985,676)
   Income tax expense (benefit)                       6,200       (559,522)         4,400       (313,000)
                                                -----------    -----------    -----------    -----------

   Loss from discontinued operations            $(2,575,432)   $(1,957,124)   $  (951,797)   $(1,672,676)
                                                ===========    ===========    ===========    ===========

NOTE 5.  REGULATORY REQUIREMENTS

      National Clearing Corp ("NCC") and JBOC are subject to the SEC's Uniform Net Capital Rule ("the Rule"), which requires the maintenance of minimum net capital. NCC and JBOC have elected to use the alternative method permitted by the Rule, which requires them to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below 5% of aggregate debits.

      At June 30, 2004, NCC had net capital of $8,480,016, which was $6,549,024 in excess of the minimum amount required. At December 31, 2003, NCC had net capital of $9,554,544, which was $7,873,465 in excess of the minimum amount required.

      At June 30, 2004, JBOC had net capital of $300,283, which was $50,283 in excess of the minimum amount required. At December 31, 2003, JBOC had net capital of $420,575, which was $414,478 in excess of the minimum amount required.

NOTE 6.  CONTINGENT LIABILITIES

      The Company and its subsidiaries are a party to a number of pending legal or administrative proceedings incidental to the Company's business, including customer brokerage transactions claims as well as matters related to the Company's clearing services. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. Those that may have a significant impact on the Company have been reported in previous filings. There has been no significant change in the legal and administrative proceedings reported in the Company's Form 10-K and Form 10-K/A at December 31, 2003 and Form 10-Q at March 31, 2004, except as disclosed below.

SEC MUTUAL FUND INVESTIGATION

      In the course of the ongoing mutual fund investigations, NCC received a "Wells Notice" from the staff of the SEC's Los Angeles office on November 6, 2003, stating it intention to recommend that the SEC institute civil and administrative proceedings against NCC seeking injunctive relief, disgorgement, prejudgment interest and civil penalties for alleged violations of Sections 8A and 17(a) of the Securities Act of 1933, Sections 10(b), 15(b) and 21C of the Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 9(b) and 9(f) of the Investment Company Act of 1940 and Rule 22c-1 thereunder. On April 12, 2004, the Company itself received a subsequent "Wells Notice" on the same subject matter. The Company believes it has complied with all requests for documents and provided testimonies in reponse to subpoenas from the New York Attorney General, the SEC and the National Association of Securities Dealers ("NASD") regarding the allegations of NCC's violation in forward pricing principles. While the Company admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of the matter. Although the likelihood of loss is probable, the Company has not accrued any specific amounts related to this matter, as the amount of loss is not estimable at this time. The Company maintains a general litigation reserve, which it believes is adequate to cover the minimum estimated loss. However, substantial penalties in excess of the general litigation reserve from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company.

LITIGATION RELATED TO OERI NOTES

The Company is a party to a lawsuit entitled EBC Trust v. JB Oxford Holdings, Inc., et al., pending in the Federal District Court in Los Angeles. In this suit, EBC Trust is seeking payment of the $2.9 million in notes payable from a former shareholder. In July 2002, the court magistrate granted a pre-judgment attachment against the assets of the Company in favor of EBC Trust. In January 2003, the Court reversed the magistrate's order and dissolved the attachment. In January 2003, EBC Trust amended its claim to assert additional claims against the Company and to add claims against the officers and directors of the Company, as well as to add a claim against NCC under the $1,000,000 Oeri subordinated note. By Order dated October 14, 2003, in response to motions filed by the Company, the Court dismissed several claims, struck portions of the Amended Complaint, and compelled EBC Trust to arbitrate all claims against NCC. As to the remaining claims, the Company has asserted a number of defenses to EBC Trust's claims, including fraud, and contribution related to a judgment entered against EBC Trust's predecessor-in-interest under the notes payable and NCC in an NASD arbitration commenced by Stanley J. Cohen, Receiver for Secured Equity Title and Appraisal Agency Corp. NCC settled all of the claims against it in that matter in 2002, and as a part of that settlement, obtained the assignment from Secured Equity of a Judgment against Oeri Finance, Inc. Accordingly, the Company has asserted a claim of offset for the Judgment against Oeri Finance, Inc. As stated in Note 13, the Company has recorded liabilities of approximately $2.9 million on its balance sheet in notes payable; additionally, the Company has $816,429 of accrued interest related to these notes included in accounts payable and accrued expenses.

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

On June 29, 2004 EBC Trust filed a summons and complaint with the United States District Court for the Central District of California. The action requests the imposition of a constructive trust on the proceeds of the Ameritrade Acquisition sufficient to satisfy the disputed obligations discussed above. The Company plans to raise the same defenses as discussed above.

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

USAO SETTLEMENT AGREEMENT RELATED TO PRIOR MANAGEMENT

      In April of 2004, the Los Angeles Office of the United States Attorney's Office (the "USAO") agreed to accept a lump sum payment of $500,000 in full settlement of all amounts remaining due under the Settlement Agreement, previously reported in the 2003 Form 10-K and prior filings. This settlement was finalized and payment made in June of 2004.

NOTE 7.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                          For The Six Months Ended June 30,
                                                                   -------------------------------------------------
                                                                            2004                      2003
                                                                   -----------------------   -----------------------
  Supplemental Disclosures of Cash Flow Information
      Cash paid for:
          Interest                                                            $386,312                  $573,185
          Income taxes                                                          12,300                    75,974

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

Business Overview

Through our wholly-owned subsidiaries, we are engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. We are a fully integrated brokerage firm, providing retail brokerage services, clearing services and market making services to our customers. Our business is headquartered in Los Angeles, and we have additional branches in New York and Minneapolis.

Our retail subsidiary is JB Oxford & Company ("JBOC"). JBOC is a registered broker-dealer offering discount and electronic brokerage services to the investing public. JBOC's websites, www.jboxford.com and www.mrstock.com, allow customers to review account information, conduct market research, place trades, and manage their accounts online. JBOC has retail offices in Beverly Hills, New York and Minneapolis.

Our clearing subsidiary is National Clearing Corp ("NCC"). NCC is also a registered broker-dealer, offering clearing services to independent broker-dealers ("correspondents"). NCC's largest correspondent is JBOC. In addition, NCC acts as a market maker in stocks traded on the NASDAQ National Market System and other national exchanges.

Recent Developments

On June 7, 2004, we announced that Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, had signed a definitive agreement to purchase the online retail accounts of JBOC. The purchase price will not exceed $26 million and is subject to adjustment based upon the number of accounts actually transferred at the closing. The transaction is expected to close prior to the end of the year, and is subject to regulatory approval and approval of our shareholders. Third Capital Partners, LLC has agreed to convert its holdings of our convertible notes with an aggregate principal amount of approximately $5.4 million into approximately 2 million shares of our common stock, representing approximately 52% of our total outstanding shares, on a fully-diluted basis, and has agreed to vote such shares in favor of the approval of the transaction.

We are also actively seeking a buyer for our correspondent clearing operation and hope to effect a sale of that business prior to the end of the year. The correspondent clearing operation conducted by NCC and the retail brokerage operation conducted by JBOC provide substantially all of our operating revenues. Subsequent to the sale of these assets, the net proceeds will be utilized to address pending legal matters and for other general expenses.

In April 2004, the Los Angeles Office of the United States Attorney's Office (the "USAO") agreed to accept a lump sum payment of $500,000 in full settlement of all amounts remaining due under the Settlement Agreement, previously reported in the 2003 Form 10-K and prior filings. This settlement was finalized in June of 2004.

On April 12, 2004, we received a "Wells Notice" from the staff of the SEC's Pacific Regional office, stating its intention to recommend that the SEC institute civil and administrative proceedings against the Company related to the SEC investigation of mutual fund trading practices by its NCC subsidiary. As previously reported, the Company's subsidiary, NCC, received a similar notice from the SEC in November 2003. The Company has responded to the notice, and is attempting to seek a prompt resolution of these matters, although there is no assurance that such resolution can be reached or that the ultimate impact on the Company will not be material.

Discount Brokerage Services

JBOC provides a full line of brokerage services and products to customers, including the ability to buy and sell securities, security options, mutual funds, fixed income products, annuities and other investment securities. In addition to our trading capabilities, JBOC's Internet sites (www.jboxford.com and www.mrstock.com) provide market quotes, charts, company research, and customer account information, such as cash balances, portfolio balances and similar information. We have entered into a definitive agreement to sell the online retail accounts as discussed above in "Recent Developments" and Note 4 "Assets Held for Sale and Discontinued Operations."

Clearing and Execution Services

NCC is self-clearing and provides clearing and execution services to JBOC and other broker-dealers that are independent from the Company. The clearing business offers a high return on capital. We believe the correspondent clearing customer base has value. We are actively seeking a buyer for our correspondent clearing operation, as such, this operation has been classified as discontinued operations as discussed in Note 4 "Assets Held for Sale and Discontinued Operations."

Market Making Activities

In order to facilitate the execution of security transactions for our own customers and the customers of our correspondents, NCC acts as a market maker for approximately 70 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The number of companies in which NCC acts as a market maker fluctuates depending upon various factors, including trading volume and the number of employees in a trading capacity. Our market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. ("NASD") regarding best execution.

Results of Operations

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Continuing Operations

Revenues, that consists primarily of interest earned, were $115,787 in the first half 2004, a decrease of $11,078 from $126,865 in the first half of 2003. This decrease resulted from a one time insurance refund received as the result of a policy cancellation in the second quarter of 2003 in the amount of $9,544.

Our general and administrative expense increased by $168,713 or 23% to $894,895 in the first half of 2004 from $726,182 in the first half of 2003. This increase resulted from professional fees that increased $221,235 to $622,036 in the first half of 2004 from $400,801 in the first half of 2003. These fees were incurred due to the SEC mutual fund investigation and the Wells notice received by the Parent Company, and the litigation related to the Oeri note. See Note 6 above. General and administrative expenses included employee compensation of $111,170 and $113,719 for the six months ended June 30, 2004 and 2003, respectively.

Discontinued Operations

Loss from discontinued operations amounted to $2,575,432 in the first half of 2004 compared to $1,957,124 in the first half of 2003. This is a change of $618,308 or 32% increase in the loss.

Revenues from Discontinued Operations

Our total brokerage revenues were $8,130,986 in the first half 2004, a decrease of 18% from $9,908,646 in the first half of 2003. The primary reason for the decrease in brokerage revenue was a decline in trading profits of 83% to $211,786 in the current period from $1,268,188 in the first half of 2003. Additionally, clearing and execution revenues decreased 17% to $1,186,763 in the first half of 2004 from $1,436,909 in the first half of 2003. Commission revenues decreased $96,070 or 2% to $4,035,980 in the first half of 2004 from $4,132,050 in the first half of 2003. Interest revenue decreased 6% to $2,632,447 in the first half of 2004 from $2,812,434 in the first half of 2003.

Commission revenue decreased $96,070, or 2% to $4,035,980 in the first half 2004 compared to $4,132,050 in the first half of 2003. The slight decrease in commission revenue, when compared to a 12% increase in the number of trades executed for customers over the same period, reflects JBOC's adoption during 2003 of a more competitive pricing schedule.

Interest revenues from brokerage operations decreased $179,987 or 6% to $2,632,447 in the first half 2004 compared to $2,812,434 in the first half of 2003. Net interest income decreased 2% from $2,483,089 in the first half 2003 to $2,434,351 in the first half 2004. The changes in interest revenues reflect decreased yields on bank deposits and a decline in segregated cash balances, offset by increased customer margin balances over the same period.

Trading profits decreased 83% to $211,786 in the first half of 2004 from $1,268,188 in the first half of 2003. The decrease in trading profits resulted primarily from a 70% decrease in volumes in firm proprietary trading accounts, augmented by a loss of approximately $150,000 in one security position in the first quarter of 2004. Management has scaled back its trading operation due to declining volumes in the securities in which the Company makes a market; however, management is continuing to explore new sources of order flow.

Clearing and execution revenues decreased $250,146 or 17% to $1,186,763 in the first half 2004 compared to $1,436,909 in the first half of 2003. The largest factor in the decrease was a $207,543 decrease in inactivity fee revenues from the first half of 2003 compared to the first half of 2004. The decrease results from inactive accounts being closed or moved to other broker-dealers.

Expenses from Discontinued Operations

Expenses from brokerage activities totaled $10,700,218 for the first half of 2004, a decrease of 14% from $12,425,292 in the first half of 2003. Included in the expense of 2003 is a $1,500,000 accrual for the abandonment of leased property in Oakland, California related to the acquisition of the Mr. Stock accounts. Excluding this one-time item, expenses decreased $225,074 or 2% during the first half of 2004 compared to the first half of 2003. The largest increase was attributable to the increase of $944,342 in professional services incurred in the first half of 2004 when compared with the first half of 2003. Decreases in certain expense items reflect the impact of cost containment measures taken by management during the past several years. Many of our expenses, including clearing expense, interest expense, and data processing charges were directly related to commission revenues, interest revenues and trading revenues. Assets that are classified as held for sale cease to be deprecated and amortized. There was also a decrease of $417,081 in depreciation and amortization expense that would have otherwise been expensed, because certain furniture, fixtures and intangible assets were held for sale.

Employee compensation from brokerage operations decreased by 17% in the first half of 2004 to $2,959,932 from $3,560,914 in the first half of 2003, as the Company continued to reduce its workforce. Interest expense decreased 40% to $198,096 in the first half of 2004 from $329,345 in the first half of 2003. This decrease was in line with the revenue decreases discussed above.

Professional services increased by $944,345 or 104% in the first half of 2004 to $1,854,936 from $910,594 in the first half of 2003. Legal fees increased $1,045,536 as a result of the SEC mutual fund investigation involving the Company and NCC.

Occupancy and equipment expenses decreased $556,770 or 28% to $1,467,669 in the first half of 2004 from $2,024,439 in the first half of 2003, as property and equipment lease commitments have ended. Additionally, depreciation expense was reduced by $189,788 because of assets held for sale. Amortization expense decreased $286,655 during the first half of 2004 compared to the first half of 2003, of which $227,293 was because the intangible assets were classified as held for sale.

Other expense decreased by $1,184,349 during the first half of 2004 compared to the first half of 2003. The most significant reason for the change is a one-time charge in the first half of 2003 of $1,500,000 for the abandonment of leased property in Oakland, California related to the acquisition of the Mr. Stock accounts. This charge was offset in part by an unrelated credit item in the first half of 2003 in the amount of $253,183.

Quarter Ended June 30, 2004 Compared with Quarter Ended June 30, 2003

Continuing Operations

Revenues, that consists primarily of interest earned, revenues were $57,867 in the second quarter 2004, a decrease of $10,494 from $68,361 in the second quarter of 2003. This decrease resulted from a one time insurance refund received as the result of a policy cancellation in the second quarter of 2003 in the amount of $9,544.

Our general and administrative expense increased by $140,434 or 32% to $574,036 in the second quarter of 2004 from $433,602 in the second quarter of 2003. This increase resulted from professional fees that increased $164,128 to $443,744 in the second quarter of 2004 from $279,616 in the second of 2003. These fees were incurred due to the SEC mutual fund investigation and the litigation related to the Oeri notes. See Note 6 above. General and administrative expenses included employee compensation of $57,477 and $51,993 for the three months ended June 30, 2004 and 2003, respectively.

Discontinued Operations

We recorded a net loss from discontinued operations of $951,797 for the quarter ended June 30, 2004. This compares with a net loss of $1,672,676 for the quarter ended June 30, 2003.

Total brokerage revenues for the second quarter of 2004 were $3,960,325, a decrease of $1,017,500 or 20% from the comparable quarter of 2003. Lower trading volumes during the second quarter of 2004 caused commission revenue to decrease $369,992 or 17% in the same period compared with the second quarter of 2003, and $537,094 or 23% when compared with the first quarter of 2004.

Clearing revenue decreased $20,107 or 3% during the second quarter of 2004 compared with the second quarter of 2003, and increased $68,077 or 12% compared with the first quarter of 2004, primarily due to declining inactivity fees described above.

Interest revenue from brokerage operations increased $8,181 or 1% to $1,356,651 from $1,348,470 for the second quarter of 2004 compared with the second quarter of 2003. Interest revenue increased as a result of rising margin balances. Net interest income increased $63,290 or 5% to $1,254,786 in the second quarter of 2004 from $1,191,496 in the second quarter of 2003.

Total brokerage expenses for the second quarter of 2004 were $5,451,541, a decrease of $1,749,863 or 24% from the comparable quarter of 2003. Interest expense decreased $55,109 or 35% during the second quarter of 2004 compared with the second quarter of 2003 on lower customer credit balances and interest rates.

Employee compensation from brokerage operations decreased $164,105 or 10% to $1,523,796 in the second quarter of 2004 from $1,687,901 during the second quarter of 2003, due to workforce reductions. Professional services expenses increased $338,617 or 77% in the second quarter of 2004 when compared to the second quarter of 2003, due to increased legal fees as a result of the SEC mutual fund investigation involving the Company and NCC.

Occupancy and equipment expenses decreased $327,183 or 33% in the second quarter of 2004 when compared with the second quarter of 2003. Depreciation expense was reduced by $189,788 because of assets held for sale that would have otherwise been recorded. Amortization expense decreased $256,973 during the second quarter of 2004 compared to the second quarter of 2003, of which $227,293 was because the intangible assets were classified as held for sale. Data processing charges decreased $75,630 or 13% on lower trading volumes in the second quarter of 2004 when compared with the second quarter of 2003.

Other expenses decreased $1,449,981 or 77% in the second quarter of 2004 compared with the second quarter of 2003. This decrease is the result of a one-time charge in the amount of $1,500,000 during the second quarter of 2003 for the abandonment of leased property in Oakland, California, related to the acquisition of the Mr. Stock accounts.

Management continues to examine ways to cut costs and improve efficiencies, but there can be no assurance that we will be able to do so.

Liquidity and Capital Resources

We finance our operations through the use of funds generated from the business of our subsidiaries, NCC and JBOC. The majority of our corporate assets are held by NCC, and consist of cash or assets readily convertible to cash. Our statement of financial condition reflects this largely liquid financial position. Receivables with other brokers and dealers primarily represent current open transactions that typically settle within a few days, or stock borrow and stock loan transactions where the contracts are adjusted to market values daily. Additionally, NCC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital standards, and the use of customer cash and securities. See Note 4, "Regulatory Requirements," to the financial statements for regulatory requirements of the Company.

During the most recent six fiscal quarters, NCC's excess net capital has declined from $7,656,245 at December 31, 2002 to $6,549,024. We have suffered recurring operating losses, have limited access to capital and have significant pending litigation. Further, there is significant uncertainty with respect to the outcome of the SEC investigation into alleged late trading conducted by NCC. The report of our independent accountants for the year ended December 31, 2003, included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As a result of these and other considerations, our Board of Directors concluded that it was in the best interest of our shareholders to effect a sale of the online retail brokerage business conducted by JBOC. On June 4, 2004, we signed an asset purchase agreement with Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, to sell the online retail accounts of JBOC. The purchase price will not exceed $26 million and is subject to adjustment based upon the number of accounts actually transferred at the closing. The transaction is expected to close prior to the end of the year, and is subject to regulatory approval and approval of our shareholders. Third Capital Partners, LLC has agreed to convert its holdings of our convertible notes with an aggregate principal amount of approximately $5.4 million into approximately 2 million shares of our common stock, representing approximately 52% of the total outstanding shares, on a fully-diluted basis, and has agreed to vote such shares in favor of the approval of the transaction. In addition, we are actively seeking a buyer for our correspondent clearing operation and hope to effect a sale of that business prior to the end of the year. The correspondent clearing operation conducted by NCC and the retail brokerage operation conducted by JBOC provide substantially all of our operating revenues. Subsequent to the sale of these assets, the net proceeds will be utilized to address pending legal matters and for other general expenses.

Liquidity at June 30, 2004

Our cash position decreased during the first half of 2004 by $3,931,354 to $2,966,616. This compares with a net decrease in cash and cash equivalents of $2,690,671 in the first half of 2003. The fluctuation in our cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

We do not anticipate making any principal payments on loans from shareholders due December 31, 2004, in the amount of $5,418,696. Instead, the holder has agreed to convert this note into approximately 2 million shares of our common stock (See Other Events in Part II, below). We also do not anticipate making any payments on notes payable in the principal amount of $2,889,375 (See "Litigation Related to Oeri Notes" in Legal Proceedings in Part II, below).

Cash Flows From Operating Activities

Net cash used in operating activities (including discontinued operating activities) was $3,632,075 for the first half of 2004, compared to cash of $2,581,196 used in operations during the first half of 2003. Our net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of NCC.

During the first half of 2004, the most significant source of cash was the decrease in cash segregated under federal and other regulations of $21,012,946. Additionally, receivables from broker-dealer and clearing organizations decreased to provide cash of $12,613,801. These sources of cash were offset by the increase in receivables from customers, which used cash of $14,139,314, and a decrease in payables to customers of $14,553,426.

Cash Flows Used In Investing Activities

The net cash used in investing activities during the first half of 2004 was $215,946 compared with $109,475 during the first half of 2003. All of the cash used for investing activities in the respective periods was for capital expenditures. We presently have no plans to open additional offices and no significant commitments for capital expenditures. Therefore, our requirement for capital resources is not material to the business as a whole.

Cash Flows From Financing Activities

The net cash used in financing activities during the first half of 2004 was $83,333 compared with no cash used in financing activities in the first half of 2003. The cash used in 2004 was for the repayment of notes payable.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision in our securities. The risks and uncertainties described below are not the only ones we face, and there may be additional risks of which we do not presently know or that we currently deem to be immaterial. All of these risks may impair our business operations. The forward-looking statements in this report involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

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

      In the event that charges are filed against us related to the SEC, NYAG and/or USAO investigations, we could be subject to significant sanctions and penalties, including but not limited to suspension or revocation of our licensing and registration as a broker-dealer, and substantial monetary fines which could have a material adverse effect on our business and financial condition. Furthermore, our reputation could suffer and any damage to our reputation could cause us to lose existing customers and fail to attract new customers which would have a material adverse effect on our business and financial condition. While the Company admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of these matters. Although the likelihood of loss is probable, the Company has not accrued any amounts related to this matter, as the amount of loss is not estimable at this time. However, substantial penalties from fines or settlements resulting from an adverse outcome or judgment in these matters could have a material adverse effect on the financial position and results of operations of the Company.

WE COULD BE HARMED IF THE AMERITRADE TRANSACTION IS NOT COMPLETED.

      On June 4, 2004, the Company signed an asset purchase agreement with Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, to sell the online retail accounts of JBOC. The purchase price will not exceed $26 million and is subject to adjustment based upon the number of accounts actually transferred at the closing. If we are unable to complete this transaction, we may be forced to find another buyer for the retail online brokerage accounts. Because of declining net capital of NCC, which may not be sufficient for it to carry on its business, we may be required to clear JBOC's business through another broker dealer as an introducing broker pending such sale, which would increase our expenses and reduce our revenues.

THIRD CAPITAL HAS AGREED TO CONVERT ITS NOTES INTO SHARES OF COMMON STOCK AND OUR STOCK PRICE COULD MATERIALLY DECLINE IF THIRD CAPITAL SELLS IT SHARES.

      As of August 6, 2004, we had approximately 1.85 million shares of common stock outstanding. The convertible notes currently held by Third Capital Partners are convertible into approximately 2 million shares of common stock. Third Capital Partners has agreed to convert the convertible notes in full, and as a result, the ownership percentage of our current shareholders will be significantly diluted. Third Capital Partners will own approximately 52% of our common stock.

      If Third Capital Partners sells substantial amounts of our common stock into the public market, it could cause a significant decrease in our stock price. Furthermore, the awareness that a large number of shares is available for sale could cause the price of our stock to fall or could prevent the price from rising.

      In addition to the adverse effect a price decline would have on our shareholders, if the price decline is significant enough, it could result in our common stock being delisted from the NASDAQ SmallCap Market. A delisting of our shares could further harm our stock price and make it more difficult for our shareholders to sell their shares.

OUR FAILURE TO MAINTAIN THE NET CAPITAL LEVELS REQUIRED BY VARIOUS REGULATORS COULD ADVERSELY AFFECT OUR BUSINESS.

      The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. Our net capital has declined over the past three years. At June 30, 2004, our NCC subsidiary had net capital of $8,480,016, which was $6,549,024 in excess of the minimum amount required. At December 31, 2003 NCC had net capital of $9,554,544, as compared to $9,452,719 and $18,975,361 at December 31, 2002 and 2001, respectively.

WE HAVE INCURRED OPERATING LOSSES IN THE PAST AND MAY INCUR FUTURE OPERATING LOSSES.

      We incurred net operating losses of approximately $5 million for the year ended December 31, 2003, approximately $11 million for the year ended December 31, 2002, and approximately $9 million in 2001. As direct result of the downturn in the U.S. securities markets that began in early 2000, and continued through the first six months of 2003, we have suffered a significant reduction in transaction volume, and consequently, revenues. While volumes stabilized in the last 6 months of 2003, and we continue to implement cost containment measures that have reduced our expenses, we experienced further declines in our trading volumes during the second quarter of 2004. We cannot assure you that our negative cash flow and net losses from operations will not continue or increase for the foreseeable future. If we continue to incur losses and negative cash flow, we may need additional capital to fund working capital and cash flow deficits. There can be no assurance that such capital will be available to us, or if available, on terms that are not substantially dilutive to existing shareholders. Additionally, we could lose our uncommitted lines of credit, which would greatly restrict our ability to finance our operations and we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

OUR BUSINESS IS ADVERSELY AFFECTED BY DOWNTURNS IN THE U.S. SECURITIES MARKETS.

      We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S.

securities markets have fluctuated considerably and a downturn in these markets has adversely affected our operating results. In March 2000, the stock market entered into a protracted downward trend, resulting in reduced transaction volume, and consequently, revenues. In 2001, the stock markets were closed for four days as a result of the events of September 11, which had a negative impact on our revenues. In 2002, low trading volume and financial losses continued. The invasion of Iraq in 2003 resulted in further reduced trading volumes, which contributed to our operating losses in 2003 and for the first six months of 2004. When trading volume is low, our profitability is likely to be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

WE ARE EXPOSED TO CERTAIN CREDIT RISKS WITH OUR CUSTOMERS.

      We allow customers to purchase securities on margin. Therefore, we are subject to risks inherent in extending credit. All borrowing by customers is secured by security positions in their accounts. Furthermore, the amounts customers can borrow are limited by regulatory agencies such as the Federal Reserve Bank and the NASD. When the market is rapidly declining, the value of the collateral we hold can fall below the amount of a customer's indebtedness, which increases the risk that the customer will not be able to repay us. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. If such losses are significant, it could have a material adverse effect on our business, financial condition and operating results.

OUR CLEARING OPERATIONS EXPOSE US TO LOSSES BEYOND THE LOSS OF BUSINESS.

      Our clearing operations expose us to risks that exceed the simple risk of loss of business due to loss of retail customers or correspondents. If the correspondent fails, possible losses include its obligations to customers and other third parties, and any losses in the correspondent's own trading accounts. We have established procedures to review a correspondent's own customer and firm accounts and activities in an effort to prevent such losses if a correspondent fails, but there can be no assurance that such procedures will be effective in every case. Any such losses could have a material adverse effect on our business, financial condition and operating results.

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

OUR BUSINESS IS SUBJECT TO EXTENSIVE REGULATION UNDER BOTH FEDERAL AND STATE
LAWS.

      The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, NASD, and other self-regulatory organizations and state and foreign regulators can, among other things, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. While we neither actively solicit new foreign accounts nor have established offices outside of the United States, our websites are accessible worldwide over the Internet and we currently have account holders located outside the United States. These accounts make up less than 5% of our accounts and are spread across many jurisdictions. Any adverse action by foreign regulators with respect to regulatory compliance in foreign jurisdictions could adversely affect our revenues from clients in such country or region.

      Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our operations and profitability.

WE COULD SUFFER SUBSTANTIAL LOSSES AND CUSTOMER LITIGATION IF OUR ELECTRONIC SYSTEMS WHICH SUPPORT ONLINE TRADING SYSTEMS FAIL, OR IF OUR TRANSACTIONS PROCESS IS SLOW.

      We receive and process trade orders through internal trading software and the Internet. Thus, we depend heavily on the integrity of the electronic systems supporting this type of trading. Heavy stress placed on our systems during peak trading times or interference from third parties over the Internet could cause our systems to operate too slowly or to fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, we may be able to take orders by telephone. However, only associates with securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption, natural disaster or act of terrorism could cause a systems failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results.

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

THE TRADING PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE SUBJECT TO WIDE FLUCTUATIONS.

      During the past twelve months, our common stock traded as low as $1.90 and as high as $6.25. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by our company or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may consider comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet related companies in particular, have experienced extreme volatility that has often been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

YOUR INTERESTS AS A STOCKHOLDER MAY CONFLICT WITH OUR CONTROLLING SHAREHOLDERS, OUR CHIEF EXECUTIVE OFFICER AND OUR PRESIDENT.

      Our executive officers, directors and principal shareholders beneficially own approximately 56% of our outstanding common stock, including shares issuable upon conversion of certain debt. As a result, our controlling shareholders have the power to control or direct our business affairs including matters requiring stockholder approval. This concentration of ownership could effectively delay, defer or prevent a change in control or other significant corporate transactions that might give you the opportunity to realize a premium over our then prevailing stock price. In addition, various conflicts of interest may arise in the future as a result of our relationship with Third Capital Partners, LLC ("Third Capital Partners"), a company controlled by our Chief Executive Officer who also serves on our Board of Directors. Serving us as an officer and director as well as Third Capital Partners could result in our Chief Executive Officer being placed in a conflict of interest should he have to make decisions that have materially different implications for us and for Third Capital Partners. An affiliate of Third Capital Partners receives management fees from us, which could influence decisions. In addition, Third Capital Partners is the beneficial owner of the aggregate principal sum of $5,418,696 of our 9% Secured Convertible Notes (the "Notes"). Third Capital Partners has extended the due date of the Notes from time to time most recently through December 31, 2004, but there can be no assurance that they will continue to do so in the future. Third Capital Partners has agreed to convert these notes to common stock in conjunction with the Ameritrade transaction; however, if the transaction is not completed and Third Capital does not convert the notes we may not be able to repay the Notes or otherwise obtain an extension from Third Capital Partners. This could have a material adverse effect on our financial condition.

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

OUR SHAREHOLDER RIGHTS PLAN AND THE ABILITY OF OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK COULD DETER TAKEOVER BIDS, EVEN IF THOSE BIDS ARE IN THE SHAREHOLDERS' BEST INTERESTS.

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

WE MAY BE UNABLE TO HIRE AND RETAIN SKILLED PERSONNEL TO COMPLETE THE AMERITRADE SALE.

      The success of our business is dependent upon having adequate levels of personnel with experience in the computer and brokerage business as well as persons with the necessary broker-dealer licenses. As a result of the prolonged market downturn, we have reduced our personnel by approximately 70% since January 2001. Further, there can be no assurance that we can retain our existing personnel especially in light of the Ameritrade transaction, with current employees searching for new jobs and careers.

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

Areas outside of our control that affect the securities markets, such as severe downturns or declines in market activity, may cause substantial financial exposure. This is particularly true with regard to the receivables that are carried in customers' margin accounts. A significant decline in market value may decrease the value of securities pledged in the margin accounts to a point that the margin loans would exceed such value. While we are authorized to liquidate the securities and to utilize the correspondent's account balances to cover any shortfall, in a worst-case scenario, such collateral may not be sufficient to cover all losses.

Interest Rate Sensitivity and Financial Instruments

For its working capital and reserves that are required to be segregated under federal or other regulations, the Company invests primarily in term certificates of deposit and savings accounts. The certificates of deposit have original terms ranging from one to twelve months. Certificates of deposit with terms longer than one month comprise less than 10% of total cash, and consequently do not present a material interest rate risk.

Equity Price Risk

NCC acts as a market maker for approximately 70 public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities that may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2004, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 ("Disclosure Controls"). Based upon the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

CHANGES IN INTERNAL CONTROLS

We have also evaluated our internal controls for financing reporting, and there have been no significant changes in our internal controls during the quarter ended June 30, 2004, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 ("the Section 302 Certifications"). This Item of this report provides information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In addition to those matters described below, we are from time to time subject to legal arbitration or administrative proceedings arising in the ordinary course of our business, including claims by customers relating to brokerage services as well as matters related to our clearing services. We are also subject to periodic regulatory audits and inspections by the SEC and NASD, which could give rise to claims against us. While we make a provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, legal matters are inherently unpredictable and expensive to defend. If there are adverse outcomes in our legal proceedings, it could have a material adverse effect on our business and financial condition. Those proceedings that management believes may have a significant impact are described below.

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

In the event charges are filed against us related to the SEC, NYAG and/or USAO investigations, we could be subject to significant sanctions and penalties, including but not limited to suspension or revocation of our licensing and registration as a broker-dealer, and substantial monetary fines which could have a material adverse effect on our business and financial condition. Furthermore, our reputation could suffer and any damage to our reputation could cause us to lose existing customers and fail to attract new customers which would have a material adverse effect on our business and financial condition. While NCC admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any specific amount related to this matter, as the amount of loss is not estimable at this time. We maintain a general litigation reserve, which, we believe is adequate to cover the minimum estimated loss. However, substantial penalties in excess of the general litigation reserve from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company.

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

USAO SETTLEMENT AGREEMENT RELATED TO PRIOR MANAGEMENT

      In April 2004, the Los Angeles Office of the United States Attorney's Office (the "USAO") agreed to accept a lump sum payment of $500,000 in full settlement of all amounts remaining due under the Settlement Agreement, previously reported in the 2003 Form 10-K and prior filings. This settlement was finalized and payment of $500,000 was made in June of 2004.

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

On June 29, 2004 EBC Trust filed a summons and complaint with the United States District Court for the Central District of California. The action requests the imposition of a constructive trust on the proceeds of the Ameritrade Acquisition sufficient to satisfy the disputed obligations discussed above. The Company plans to raise the same defenses as discussed above.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER EVENTS

      On June 7, 2004, we issued the press release announcing that Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, had signed a definitive agreement to purchase the online retail accounts of JB Oxford & Company, our wholly owned subsidiary. The purchase price will not exceed $26 million and is subject to adjustment based upon the number of accounts actually transferred at the closing. The transaction is expected to close prior to the end of the year, is subject to regulatory approval and approval of our shareholders. Third Capital Partners, LLC has agreed to convert its holdings of our convertible notes with an aggregate principal amount of approximately $5.4 million into approximately 2 million shares of our common stock, representing approximately 52% of the total outstanding shares, on a fully-diluted basis, and has agreed to vote such shares in favor of the approval of the transaction.

      During March 2004, we solicited proposals from potential audit firms for preparation of our 2004 consolidated financial statements. The decision to seek a new audit firm was based, in part, on the fact that the current audit staff is required to transition off the audit under the provisions of The Sarbanes-Oxley

Act of 2002. On April 12, 2004 we received notification from Ernst & Young LLP, along with NCC and JBOC, that it would not stand for re-election for the audit of the December 31, 2004 financial statements. On April 16, 2004, our Audit Committee of the Board of Directors selected BDO Seidman, LLP as our new independent accountant, subject to execution of a mutually agreeable engagement letter. We executed an engagement letter with BDO Seidman, LLP on May 10, 2004. We have not consulted the newly engaged accountants during the two most recent fiscal years or the interim period between December 31, 2003, and May 10, 2004, regarding the application of accounting principles to a specified transaction or any matter that was subject to any disagreement or reportable event.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to 18 U.S.C.ss.1350.

32.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to 18 U.S.C.ss.1350.

(b)   Reports on Form 8-K.

      During the second quarter, we filed a Report on Form 8-K, dated June 17, 2004, reporting that Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, had signed a definitive agreement to purchase the online retail accounts of JB Oxford & Company.

      Also during the second quarter, we filed a Report on Form 8-K, dated April 19, 2004, reporting the resignation of Ernst & Young LLC as our independent accountants. The report also provided disclosure of the receipt of a "Wells Notice" on April 12, 2004 and the resignation of James G. Lewis, its President and Chief Operating Officer on April 15, 2004.

      Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo
---------------------------

Michael J. Chiodo
Chief Financial Officer

August 13, 2004