Form 10-K/A
period 2003-12-31
JB OXFORD HOLDINGS INC
filed 2004-08-27
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________


                         COMMISSION FILE NUMBER 0-16240

                            JB OXFORD HOLDINGS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

              UTAH                                    95-4099866
              ----                                    ----------
(State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                Identification No.)

9665 Wilshire Blvd., Suite 300  Beverly Hills, California               90212
------------------------------  -------------------------               -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (310) 777-8888
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $4,725,235 computed based on the closing price of the stock on June 30, 2004.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,841,749 shares outstanding at August 6, 2004.

                                EXPLANATORY NOTE

This Amendment No. 2 to the Registrant's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2004 and subsequently amended on April 29, 2004 (the "Original Filings" ) is being filed solely for the purpose of reflecting revised and additional disclosures in response to comments received from the staff of the SEC, as well as for the purposes of enhancing our disclosure after discussions with the Staff of the Securities and Exchange Commission. This Amendment No. 2 provides revised and additional disclosures under the following captions:

     o Part I, Item 1. Business - "Our Operations", "Our Customer Account Acquisition Strategy", "Governmental Regulations", and "Strategic Relationships";

     o    Part I, Item 3. Legal Proceedings;

     o Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies", "Results of Operations", "Liquidity and Capital Resources" and "Related Party Transactions";

     o    Part  II,  Item  8.  Financial   Statements  and  Supplementary  Data,
          specifically, Notes 2, 8, 12, 13, 14, 16, 17 and Note 4 to Schedule I; and

     o Part IV, Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - updated certifications, all other exhibits included as part of the Original Filing are incorporated by reference into this Amendment.

None of these revisions change our previously reported net revenues, income from operations, net income, income per share or cash flows for the periods included, nor result in a restatement to our financial position or results of operations.

Except as described above, no other changes have been made to the Original Filings, however, for the convenience of the reader and because it is our intention to distribute this Amendment to our stockholders in satisfaction of our obligations under the rules of the SEC and Nasdaq, we have restated the Original Filings in their entirety, as amended pursuant to the description above, in this Amendment.

This Amendment continues to speak as of the date of the Original Filings, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filings (including disclosures relating to risks, uncertainties and other factors that may affect our future performance). For current information regarding risks, uncertainties and other factors that may affect our future performance, please see "Risk Factors" included in Item 2 of Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. Accordingly, you should read this Amendment together with other documents that we have filed with the Securities and Exchange Commission subsequent to the filing of the Original Filings. Information in such reports and documents updates and supersedes certain information contained in this Amendment.

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

Our Brokerage Services

In 1994, we began our strategy of providing retail investors a full line of brokerage services at discount prices. This strategy proved successful as few brokerage firms provided brokerage services at discount prices at that time. We were able to capitalize on this early position by providing customer service and attention comparable to that offered by larger full-service brokerage firms charging higher fees. Today, we offer a full line of products and services to customers, which include the ability to buy and sell securities, equity and index options, mutual funds, fixed income products, and other investment securities. To this end, we strive to employ experienced, knowledgeable account representatives that are familiar with all of the financial products in which our customers focus their trading activity. Our marketing strategy includes the use of "personal broker," who can be assigned to an individual customer to provide guidance on managing the customer's accounts, a service that is generally not available from other online discount brokerage firms. We derive revenue from the commissions we charge for transactions in securities by our customers. The commission rates we charge may vary depending on the particular security and other variables such as volume of activity and quantities purchased. Because the commission revenue is derived from trading activity, our revenue in this regard can fluctuate based upon the trading activity of our customers.

In 1995, in order to continue our commitment to providing a full line of brokerage services to our customers, we began providing electronic brokerage services. These services initially included computer trading through a dial-up networking connection and automated telephonic trading services. Since that time, we made many improvements to these services, including the launch of Internet trading in 1996. Through 2003, we continued to upgrade and improve our electronic brokerage technologies in order to provide our customers with the resources necessary to conveniently and economically execute securities transactions and access related financial information. In addition to our trading capabilities, our internet site, www.jboxford.com, currently provides market quotes, charts, company research, and customer account information, such as cash balances, portfolio positions and related information. We also allow our customers to trade during exchange sanctioned pre and after market sessions. Only limit orders can be accepted during these sessions and all unfilled orders are cancelled at the end of the session. All activity is governed by the NASD or other exchange, as applicable.

In early 2004, we redesigned our website to include an upgraded navigational scheme and richer financial content. Our trading site provides integration of charts, market quotes, company research, customer account information such as cash balances and portfolio balances, and includes mutual fund and bond trading, unlike many of our competitors.

We also cater to customers within niche markets by providing services that address the particular needs of these customer bases. Examples include Asian, Latin American and European customers. These niche-marketing efforts initially began as an outgrowth of our commitment to meeting the needs of our domestic U.S. customers, such as providing account representatives who are fluent in a customer's preferred language. With the growth in the electronic delivery of financial services, it is becoming economically feasible to provide these services to both domestic and international customers using the internet. The Company's current marketing strategy is quite limited because of the limited marketing budget. The only advertising the Company has been doing over the past two years is internet banner ads.

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

Clearing Services

The clearing relationship involves the sharing of broker-dealer responsibilities between the introducing broker and the clearing broker. Our correspondents (i.e., introducing brokers) are responsible for all customer relationships, including customer contact, opening customer accounts, determining customer suitability, accepting and/or placing customer orders, and responding to customer inquiries. We act as the clearing broker, providing clearing services including the receipt, confirmation, settlement, delivery and record-keeping functions involved in securities transactions as well as providing back office functions such as: maintaining customer accounts; extending credit (in a margin account) to the customer; settling security transactions with the Depository Trust Clearing Corporation ("DTCC"); preparing customer trade confirmations and statements; performing certain cashiering and safe-keeping functions;
transmitting tax information to the customer and tax authorities; forwarding proxies and other shareholder information to customers; and similar activities. In providing clearing and execution services to correspondents, we assume certain responsibilities for the possession and control of customer securities and assets. We clear for correspondents on a "fully disclosed" basis, which means that our correspondents' customers know that their securities and funds are held by, and their trades are cleared through, NCC.

We derive our clearing and execution services revenue from agreed upon fees for such services with our correspondents. These fees are generally based on the greater of the total of fixed charge per transaction or a minimum monthly fee together with the direct reimbursement of miscellaneous expenses. Because our revenue in this regard is based on the number of transactions, it is subject to fluctuation depending on the level of correspondent customer transactions.
Clearing and execution fess charged by NCC to JBOC are eliminated in the consolidated financials. Included in clearing and execution revenues are inactivity, and postage and handling fees that are charged to all customers, including our retail customers.

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

In any transaction for or with a customer, we are required to use reasonable diligence to ascertain the best inter-dealer market for the subject security and buy or sell in such market so that the resultant price to the customer is as favorable as possible under prevailing market conditions. Typically, this requires that all customer orders be filled at or better than the National Best Bid, Best Offer ("NBBO") price. We have established policies for executing trading activity within the regulatory guidelines to which we are subject. We execute only market orders, not limit orders. All limit orders are automatically routed to other market centers or participants for execution via our automated trade routing system. The decision as to where to route limit orders is based on a number of factors including the quality of execution provided by the market center, the liquidity available at the market center, and any transaction costs required to be paid to, or payment for order flow available from, the market center. However, currently, for equity securities, there is usually no payment for order flow offered by any market center. The current list of market centers or participants to which we route orders may be found on our website in accordance with Rule 11Ac1-5. For the orders we execute, we are subject to regulations which govern, in material part, the following:

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

OUR CUSTOMER ACCOUNT ACQUISITION STRATEGY

In 2001, we commenced a strategy that included the acquisition of existing accounts from various broker-dealers. During 2001 and 2002 we paid aggregate consideration of $6,872,689 in connection with the execution of this strategy. Through this strategy we were able to add over 35,000 additional accounts. These transactions were typically funded with a combination of cash and our common stock. In connection with these transactions, we recorded the value of the accounts acquired as intangible assets, which are being amortized over four years based upon their estimated useful life. Intangible assets are reviewed for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable. Impairment is determined based upon the estimated discounted cash flow of the intangible assets being held. The summary of customer account acquisitions as of December 31, 2003 are as follows:


                                     PERIOD        NUMBER OF                   ACCUMULATED   COMMON SHARES
           ACQUISITION              ACQUIRED       ACCOUNTS       COST        AMORTIZATION       ISSUED
   --------------------------     -----------      --------     ----------    ------------   --------------
   Bull & Bear, Inc.              1st qtr `01         9,000     $2,400,000    $  1,769,414               --
   ECapitalist, Inc               2nd qtr `01         2,000        110,000         101,750               --
   Stockwalk. com                 1st qtr `02        11,500      1,652,772         801,673          253,239
   Wall Street Equities, Inc      2nd qtr `02         3,800        460,369         172,638          387,147
   Sunlogic Securities            2nd qtr `02         1,500         78,367          28,242           67,021
   Mr. Stock                      3rd qtr `02         8,000      1,815,007         684,961               (1)
                                                   --------     ----------    ------------
     Total                                           35,800     $6,516,515    $  3,558,678


(1) Common stock to be issued in connection with the Mr. Stock acquisition is yet to be determined. See Legal proceedings at Item 3. In addition, as part of the Mr. Stock acquisition, we acquired the lease to certain office space in Oakland, CA. In 2003, we terminated the lease for a payment to the landlord of

$500,000 in September 2003, and agreed to pay $611,111 in a non-interest bearing note in 44 equal monthly installments beginning in October 2003. We also issued 120,000 shares of our common stock, value of which was accounted for at the time of issuance.

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

For NCC, we have elected to use the alternative method of net capital computation, as permitted by Rule 15c3-1, which requires us to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 2003, NCC had net capital of $9,554,544, which was $7,873,465 in excess of the minimum amount required. JBOC, as an introducing broker-dealer, had net capital requirements of only $5,000, as it does not hold customer funds or securities. At December 31, 2003, JBOC had net capital of $420,575, which was $414,478 in excess of the minimum amount required. We file a Form X-17A-5 containing our Net Capital calculations on a monthly basis with the NASD. In addition, these calculations are reviewed during all periodic examinations by our regulators; the last such examination occurred in May 2003. Reviews of our Form X-17A filings have not resulted in any material action being taken by the NASD with respect to our Net Capital Requirements.

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

STRATEGIC RELATIONSHIPS

From time to time, we have established, and will in the future continue to establish, a number of strategic relationships with online and Internet software and service providers, to provide some of the services we offer to our customers. For example:

     o we partner with a quote service provider to provide our customers with quote availability on our website;

     o we partner with a chart service provider to offer chart availability through our website; and

     o we partner with a research provider to offer our customers research information on securities traded in the markets.

We have an agreement with a third party vendor that provides us our back office accounting system. Through this system we provide security comparison and settlement services and are able to account for the activities, and provide safekeeping services for of our retail customers and correspondents. This agreement is effective through November 2005.

We also have an agreement with a third party to provide the financial content of our web site including stock screening, research, charts and financial news content. This agreement ends March 31, 2004, however we will continue to receive this content subsequent to March 2004, based upon a month-to-month provision in our existing agreement.

We use a third party data center facility through which we house our technology equipment and are provided connectivity to the internet and to other data centers through telecommunication lines necessary for our operation. This center also provides us with backup power resources in case of power failures. Our agreement with this third party data center facility continues on a month-to-month term.

These services are offered by a variety of competing vendors. We attempt to enter into strategic relationships with the vendors that we believe will provide our customers with quality services, comparable or superior to those of our competitors and at costs acceptable to us.

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

ITEM 2.   PROPERTIES

Our principal offices and the principal offices of NCC are located at 9665 Wilshire Boulevard, 3rd Floor, Beverly Hills, California 90212. As of March 20, 2004, we lease or conduct our operations from, and have our administrative offices at, the following locations:


  LOCATION                                   AREA (SQ. FEET)     PRINCIPAL USE             LEASE
  ---------------------------------------    ---------------     -----------------         -----------------
  9665 Wilshire Blvd., 2nd, 3rd, 5th and         27,240          Administration and        Expires Dec. 2010
  8th Floors, Beverly Hills, CA  90212                           NCC Operations

  9601 Wilshire Blvd., Suite GF-3, Beverly        8,258          JBOC - Operations         Expires Jun. 2004
  Hills, CA  90210

  One Exchange Plaza, 19th Floor                  6,050          JBOC - Operations         Expires Jun. 2006
  New York, NY  10006

  109 South Seventh Street, Suite 111             1,100          JBOC - Operations         Expires Feb. 2008
  Minneapolis, MN  55402

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

ITEM 3.   LEGAL PROCEEDINGS

In addition to those matters described below, we are from time to time subject to legal arbitration or administrative proceedings arising in the ordinary course of our business, including claims by customers relating to brokerage services as well as matters related to our clearing services. We are also subject to periodic regulatory audits and inspections by the SEC and NASD that could give rise to claims against us. While we make a provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, legal matters are inherently unpredictable and expensive to defend. If there are adverse outcomes in our legal proceedings, it could have a material adverse effect on our business and financial condition. Those proceedings that management believes may have a significant impact are described below. However, there can be no assurance that in the future, other current or future proceedings will not have a material adverse effect on the Company's financial condition or results of operations. In particular, if the Company were required to pay a judgment in excess of the amount reserved, such a payment would negatively impact the financial condition of the Company. The Company regularly assesses its potential liability in all pending litigation to properly set the level of reserves for such litigation. To the extent that the reserves are sufficient to cover all awards and settlements, no currently threatened or pending litigation should materially impact the Company's financial position, results of operations or cash flows. The Company maintains an aggregate reserve for pending and threatened litigation in the amount of $562,332 as of December 31, 2003.

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

In the event charges are filed against us related to the SEC, NYAG and/or USAO investigations, we could be subject to significant sanctions and penalties, including but not limited to suspension or revocation of our licensing and registration as a broker-dealer, and substantial monetary fines which could have a material adverse effect on our business and financial condition. Furthermore, our reputation could suffer and any damage to our reputation could cause us to lose existing customers and fail to attract new customers, which would have a material adverse effect on our business and financial condition. While NCC admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any amounts related to this matter, as the amount of loss is not estimable at this time. However, substantial penalties from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company

OTHER REGULATORY MATTERS

In April 2003 we were notified by the SEC in the course of a routine examination that we had a deficiency since September 2002 in our required reserve account deposits in violation of SEC rules. This deficiency identified by the SEC, which ranged between $120 million and $145 million, was caused primarily as a result of our deposit of customer funds into certificates of deposit and money market accounts at a financial institution in excess of the amount of funds permitted to be maintained at any one financial institution. Our inadvertent inclusion of accounts maintained by certain of our executive officers and directors in our reserve account calculations also contributed to the deficiency since under the SEC rules we are not permitted to include such accounts in our calculations. We subsequently brought our required reserve accounts into compliance within the two weeks requested by the SEC. Although the deficiency was in violation of the SEC rules, at no time were any customer funds at risk of loss. The NASD subsequently required us to pay a $15,000 fine and the matter was concluded in early 2004.

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

As to the remaining claims, the Company has asserted a number of defenses to EBC Trust's claims, including fraud, and contribution related to a judgment entered against EBC Trust's predecessor-in-interest under the notes payable and NCC in an NASD arbitration commenced by Stanley J. Cohen, Receiver for Secured Equity Title and Appraisal Agency Corp. While normally a clearing case, the panel ruling relied primarily on testimony regarding the activities of Irving Kott while present at the Company. Mr. Kott is alleged to have provided most of the funds for the loans now being pursued by EBC Trust. NCC settled all of the claims against it in that matter in 2002, and as a part of that settlement, obtained the assignment from Secured Equity of a Judgment against Oeri Finance, Inc. Accordingly, the Company has asserted a claim of offset for the Judgment against Oeri Finance, Inc. The Company has recorded liabilities of approximately $2.9 million on its balance sheet in notes payable, additionally, the Company has $816,429 of accrued interest related to these notes included in accounts payable and accrued expenses. The Company has not yet recorded the offset of the judgment obtained in its financial statements.

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

LITIGATION RELATED TO ACCOUNT ACQUISITIONS

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We counter sued for violations of the purchase agreement by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to the stock to be issued. A decision is pending on that matter by the arbitration panel. If we receive an adverse ruling from the panel, we could be required to make subsequent payments to Share King LLC totaling $1,400,000 in cash, instead of in our choice of cash and/or stock.

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
                          STOCK PRICE AND DIVIDEND DATA

                                             MONTH ENDED
                                       ------------------------
                                          1-31-04      2-29-04
                                       ----------    ----------
Price range of common stock
  High                                 $     3.75    $      5.19
  Low                                        2.75           3.00
  Close at end of period                     3.26           4.07

                                                   QUARTER ENDED
                                     -----------------------------------------
                                      3-31-03    6-30-03    9-30-03   12-31-03
                                     --------   --------   --------   --------
Price range of common stock
  High                               $   3.30   $   5.10   $   6.25   $   4.01
  Low                                    1.95       2.13       2.90       2.76
  Close at end of period                 2.30       4.46       3.75       3.12


                                                   QUARTER ENDED
                                     -----------------------------------------
                                      3-31-02    6-30-02    9-30-02   12-31-02
                                     --------   --------   --------   --------
Price range of common stock
  High                               $  21.50   $  15.20   $  10.00   $   4.83
  Low                                    9.90       7.50       2.60       1.60
  Close at end of period                15.50      10.10       2.70       2.67


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

                            JB OXFORD HOLDINGS, INC.
                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                  (Amounts in thousands, except per share data)


Income Statement Data:                   2003         2002         2001         2000        1999(2)
---------------------------------   ---------    ---------    ---------    ---------   ---------
Revenues                            $  19,900    $  22,388    $  35,348    $ 100,862   $ 104,212

Net Income (Loss)                      (5,949)      (7,474)      (6,942)       4,973      10,445

Basic Earnings (Loss) Per Share         (3.83)       (5.21)       (4.95)        3.50        7.31

Diluted Earnings (Loss) Per Share       (3.83)       (5.21)       (4.95)        2.25        4.49
Dividends                                  --           --           --           --          --

Balance Sheet Data:

Total Assets                        $ 262,905    $ 264,585    $ 262,439    $ 352,254   $ 497,739
Long-term and Subordinated Debt           403         --           --          3,734        --
Liabilities (Excluding Long-Term)     251,541      248,362      239,656      318,628     471,368
Total Shareholders' Equity             10,961       16,223       22,783       29,892      26,371
Book Value Per Share (1)                 6.55        11.12        16.40        21.27       18.33


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

Critical Accounting Policies

Use of Estimates. Our discussion and analysis of our financial condition, results of operations and cash flows are based on our consolidated financial statements, which have been prepared in conformity with Generally Accepted

Accounting Principles accepted in the United States ("GAAP"). Note 2 to the Consolidate Financial Statements contains a summary of our significant accounting policies, many of which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. We believe the following policies are noteworthy because they are based on estimates and assumptions that require complex, subjective judgments by management that can materially impact reported results. Estimates are made based upon information currently available at the time the financial statements are prepared and we feel most reasonably likely to occur, actual results may differ from those estimates. To date, estimates made by management have not been materially different from actual results achieved and there has been no change in the methods of deriving such estimates. If new information becomes available causing an estimate to change, such change is accounted for in the period the new information became available.

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

Allowance for Doubtful Accounts. On an ongoing basis, the Company reviews its allowance for doubtful accounts on receivables from broker-dealer and clearing organizations, customer receivables and other receivables. The Company establishes allowances to cover known and inherent losses, which consist almost exclusively of margin accounts that have become unsecured due to adverse market price movements. The Company sets its allowance based upon its historical experience and the level of margin borrowing by its customers. In addition, management considers the ratio of the value of collateral being held against the outstanding margin loans as a basis of determining the adequacy of its allowance for doubtful accounts. Accounts are charged off to the allowance once the collateral is liquidated and other collection efforts have been exhausted.

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

Clearing and Execution. Clearing and execution revenues are generated principally through transaction charges to our correspondent brokers. Clearing and execution revenues decreased 25% to $2,897,911 in 2003, from $3,887,612 in 2002. The decrease in 2003 was primarily attributable to a 24% decline in total trade volume, and from servicing a lower number of correspondents. There has also been a downward trend of the pricing to clear for correspondent brokers. Included in clearing and execution revenues are inactivity fees charged to customers. These fees decreased $414,993 to $738,283 in 2003 from $1,153,276 in 2002. This reduction results from fewer inactive accounts as customers closed accounts in response to the fees.

Trading Profits. Trading profits are realized and unrealized revenues generated from market making activities and other proprietary trading. Revenues from trading profits increased 49% to $2,187,974 in 2003, from $1,471,277 in 2002. The increase in 2003 was primarily attributable to profits from proprietary trading of approximately $1.0 million offset by a 34% decline in retail customer order flow related to trading volumes. Proprietary trading opportunities include event-based situations in which the firm will take either a long or short position in a specific security or securities.

Commissions. Commission revenues are generated from security transactions from our retail customers. Commission revenues increased 9% to $8,880,695 in 2003, from $8,171,012 in 2002. The increase in commission revenue is because of an increase of $751,566 on option commissions from 2003 over 2002. We received the full benefit during 2003 of the Mr. Stock accounts acquired late in 2002, consisting of mostly option commissions. Option commissions represented 32% of total commissions for 2003 and 25% in 2002. Commissions charged to mutual fund accounts increase by $329,107 to $529,311 in 2003 from $200,204 in 2002. These revenues ceased in 2003 as result of the investigation of mutual fund trading being conducted by regulatory agencies (see Items 3 Legal Proceedings, SEC Mutual Fund Investigation). Total JBOC retail discount and on-line trade volume increased 25% in 2003. This was in part due to the acquisition of customer accounts during 2002, offset by a revised commission schedule implemented in April 2003 that lowered average commissions. In 2004, we will continue to search for opportunities to acquire compatible discount and on-line brokerage operations of other firms, in an effort to expand our customer base and transaction volume.

Interest. Interest is earned principally from retail customer margin balances. Other interest is earned from investments made in cash required to be segregated by federal and other regulations. Interest revenues decreased 29% to $5,632,688 in 2003, from $7,979,705 in 2002. This was attributable to declines in receivables due from customers and in customer segregated cash balances as well as declines in the interest rate earned on segregated balances. Interest rates are related to rates established by the Federal Reserve Board (Fed Funds). Fed Funds were reduced by 0.50% in November 2002 and by 0.25% in June of 2003. Margin interest charged to customer margin accounts declined $1,385,709 to $2,775,121 in 2003 from $4,160,830 in 2002. Interest earned on the cash reserves of the Company declined $1,010,650 to $2,676,268 in 2003 from $3,686,918 in
2002.

Other. Other revenue consists of fees charged to retail customers and correspondents incidental to the securities business, in addition to other miscellaneous amounts earned. Other revenues decreased 66% to $300,858 in 2003, from $878,193 in 2002. The revenue in 2002 was in large part due to receipt of a $225,000 legal settlement and a $150,000 World Trade Center Recovery Grant. Management anticipates that other revenues will continue to account for a negligible percentage of total revenues in the future.

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

Communications. Communications expense consist of the preparation and delivery of confirmations and statements to retail customers as well as market data and communication costs for our website operation and telephones. Communications expense decreased 23% in 2003 to $2,113,303 from $2,743,150. The decrease was attributable to reduced costs for statements and confirmations production of $152,160 to $514,975 in 2003 from $667,135 in 2002. This reduction is the result of fewer statements and confirmations to process and mail. Telephone and data communications costs decreased $410,176 to $463,238 in 2003 from $873,414 in 2002. This reduction was primarily the result of telephone and data communication technology becoming less expensive and more efficient.

Occupancy and Equipment. Occupancy and equipment costs consist of office and equipment rental along with related maintenance and deprecation expense. Occupancy and equipment costs decreased 25% to $4,122,942 in 2003, from $5,493,046 in 2002. The decrease was attributable to the sublet of unused office space. Rent expense for office space decrease $375,756 to $2,299,373 in 2003 from $2,675,129 in 2002. The expiration of lease commitments for equipment reduced equipment rental expense to $330,209 in 2003 from $828,229 in 2002, for a decrease of $498,020. These decreases were partially offset by the establishment of offices in Minneapolis, Minnesota and Oakland, California, and higher costs for utilities. Additionally, lease commitments for office space in Beverly Hills will expire on June 30, 2004. The Company has no intention of renewing this lease. This represents a lease commitment of in excess of $25,000 a month or $300,000 a year.

Interest. Interest cost consists principally of interest paid on stock lending activities, retail customer credit balances and interest paid on loans to shareholders.. Interest expense decreased 41% to $1,218,536 in 2003, from $2,053,339 in 2002. Interest on stock loan activities decreased $396,052 to $387,925 in 2003 from $783,977 in 2002. The primary cause of this decrease is a reduction of stock lending activities in 2003, and to a lesser extent, the reduction of Fed Funds rate explained in interest income above. Credit interest expense decreased $208,583 to $135,114 in 2003 from $343,697 in 2002. The decrease was attributable to a substantial decrease in the rate paid on customer free credit balances from 0.75% in the beginning of 2002 to 0.10% beginning in June 2003. We also paid $487,683 in interest each year on the loans from shareholders.

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

Professional Services. Professional services are expenses incurred for outside legal counsel and independent public accountants, as well as consulting fees paid to Third Capital. Professional services expense decreased 33% to $2,485,631 in 2003 from $3,714,979 in 2002. The decrease was primarily due to a 54% or a $1,062,998 decrease in legal expense to $922,175 in 2003 from $1,985,173 in 2002. We are reducing our reliance on outside counsel for arbitration matters that may arise and we expect that this will reduce the professional fees paid in 2004. We also paid Third Capital LLC $918,000 each year for professional and advisory services.

Promotional. Promotional expense consists of advertising and name branding of the Company and its subsidiaries. Promotional expense decreased 82% in 2003 to $251,031 from $1,361,100 in 2002. The decrease was primarily due to the termination of advertising utilizing print media and an increased use of Internet based advertising services.

Bad Debt Expense. Bad debt expense is a function of the commission revenue and specific write-offs that may occur based on the collateral in customer margin accounts. Bad debt expense consists of unsecured balances primarily written off from margin accounts that have been deemed by us to primarily be uncollectible. It may also include losses due to trade errors that may occur, such as providing price adjustments to customers when a trade was not properly executed by a market center. Any such loss would be reduced by any adjustment received from the market center. Bad debt expense decreased 42% to $80,122 in 2003 from $138,512 in 2002.

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

Amortization of Intangible Assets. Amortization expense consists of charging to expense the cost of intangible assets acquired including any impairment of value. Amortization expense of intangible assets decreased 20% to $1,442,908 in 2003 from $1,802,021 in 2002. This expense relates to the amortization of the cost of customer accounts acquired from other broker dealers. The decrease was attributable to the decline in impairment expense of $0 compared to an impairment expense of $563,726 in 2002 ($449,023 impairment on the Bull and Bear acquisition and $114,703 impairment of the Stockwalk.com acquisition), partially offset by a higher amortization rate. We will continue to monitor the carrying value of these intangible assets.

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

Income Taxes. Provision for income taxes increased $4,942,348 to an income tax expense in 2003 of $1,042,348 from an income tax benefit of $3,900,000 in 2002. The expense in 2003 is the result of a valuation allowance taken on approximately $1 million of benefit record in 2002. Approximately $2,900,000 of the income benefit recorded in 2002 was realized through the use of its available Federal net operating loss carryback. The Company has currently realized all its available Federal net operating loss carryback. This together with continuing operating losses and no projection of operating profits in the foreseeable future make the realization of the deferred tax asset unlikely. For the state deferred tax asset, the Company recorded a valuation allowance in 2003, 2002 and 2001 because there was no available net operating loss carryback. See Note 12 to the financial statements available net operating loss carry forward information.

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

Clearing and execution. Clearing and execution revenues decreased 2% to $3,887,612 in 2002, from $3,985,922 in 2001. Transaction and related floor brokerage revenue decreased $1,500,635 to $1,359,359 in 2002 from $2,859,994 in 2001. The decrease in 2002 is attributable to a decline in correspondent trade volumes, which are down 62% in 2002 from 2001. This decrease was partially offset by a higher pricing mix. Inactivity fees charged increased $896,654 to $1,153,276 in 2002 from $256,662 in 2001. This partially offset the reduction in transaction charges above.

Trading profits. Trading profits decreased 52% to $1,471,277 in 2002, from $3,095,203 in 2001. The decrease in 2002 is attributable to a 46% decline in trade volumes, which is related to the decline in trades from both retail customers and correspondent customers.

Commissions. Commission revenues decreased 35% to $8,171,012 in 2002, from $12,498,400 in 2001. Commission revenue is attributable to the 32% decline in retail trade volume generated by our customers. Commissions on Equity securities are down $4,451,092 to $5,792,518 in 2002 from $10,243,610 in 2001. Option commissions  declined  $246,176 to $2,079,434  in 2002 from  $2,325,610 in 2001.
Overall trade volumes are down 42% in 2002 form 2001. Commissions charged to mutual fund accounts increase by $200,204 in 2002 from none charged in 2001.

Interest. Interest revenues decreased 47% to $7,979,705 in 2002, from $14,968,622 in 2001. Interest rates are related to rates established by the Federal Reserve Board (Fed Funds). Fed Funds were reduced 11 times in 2001 from 6.00%in January of 2001 to 1.75% in December. There was one further reduction of 0.50% in November 2002 bring the Fed Funds rate to 1.25% at the end of 2002. In conjunction with falling interest rates, our customer margin balances also declined by approximately $175 million in 2001 and another $19 million in 2002. Margin interest charged to customer margin balances decreased $6,654,808 to $4,160,830 in 2002 from $10,815,638 in 2001. The decrease in interest revenue in 2002 is attributable to the above factors and partially offset by increased earnings on cash and customer segregated cash balances. Interest earned on the cash reserves of the Company increased $979,787 to $3,686,918 in 2002 from $2,707,131 in 2001.

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

Salaries and broker compensation. Salaries and broker compensation decreased 25% in 2002 to $8,547,186 from $11,451,551 in 2001. We continue to monitor our work force and make reductions when necessary. The decrease in 2002 was primarily attributable to a reduction in our workforce and the change in broker compensation to a salary based sales force from commission-based compensation, partially offset by annual salary and benefits costs increases. Commissions paid to brokers and traders declined $2,512,617 to $291,990 in 2002 from $2,804,607 in 2001. This decrease was accomplished while keeping salaries stable from 2001 to 2002 including the addition of salaried brokers.

Clearing and floor brokerage. Clearing and floor brokerage expense decreased 41% to $1,045,760 in 2002 from $1,773,473 in 2001. The decrease in 2002 was primarily attributable to lower trading volumes in our retail and correspondent businesses. Floor brokerage and clearing fees decreased $557,867 to $628,237 in 2002 from $1,186,104 in 2001. Other expense reductions occurred in depository, transfer and exchange membership fees.

Communications. Communications expense decreased 40% to $2,743,150 in 2002 from $4,588,327 in 2001. The decrease in 2002 was primarily attributable to decreases in market data services, which decreased $778,373 to $1,013,265 in 2002 from $1,791,638 in 2001. This decrease is a reduction in amounts paid for quotation expense and related exchange fees. Telephone and data communication costs decreased $516,377 to $873,414 in 2002 from $1,389,791 in 2001. This decrease results primarily from the consolidation of voice and data lines. Postage, printing and confirmation services decreased, which were partially offset by an increase in statement services.

Occupancy and equipment. Occupancy and equipment expense decreased 6% to $5,493,046, from $5,838,467 in 2001. We believe these costs will decline in 2003 as lease commitments begin to expire. Rent and office maintenance expense increased $241,889 to $2,935,956 in 2002 from $2,694,067 in 2001. We vacated our
Miami office in late 2002 and took a charge for rent expense of approximately $203,123 in the fourth quarter of 2002 for the remaining lease commitment, which expired in June 2003. This increase was offset by a decrease in equipment rental expense of $555,667 to $828,229 in 2002 from $1,383,896 in 2001.

Interest expense. Interest expense decreased 73% to $2,053,339 in 2002 from $$7,534,686 in 2001. The decrease in 2002 was primarily attributable to decreases in the Fed Funds rate as explained in interest income above, and to a lesser extent, decreases in stock lending activities and lower free credit balances. Credit interest expense decreased $3,526,017 to $343,697 in 2002 from $3,869,714. Stock loan expense decreased $1,659,334 to $783,987 in 2002 from $2.443.321 in 2001. We also paid $487,683 in interest each year on the loans from shareholders

Data processing charge. Data processing expense decreased 32% to $2,379,306 in 2002, from $3,484,346 in 2001. The decrease in 2002 was attributable to the overall decline in back office service provider costs due to decline in trade volume for all of our activities, in addition to a new contract negotiated with our back office service provider with more favorable terms in 2001. The decrease amounted to $1,309,644 to $1,388,353 in 2002 from $2,697,997 in 2001. This was offset by an increase of approximately $200,000 increase for data processing systems related to its retail front end trading system and the trading system used in market making activities.

Professional services. Professional services expense decreased 21% to $3,714,979 in 2002 from $4,725,033 in 2001. The decrease in 2002 was attributable to a decrease in legal fees and outside consultant fees. Legal expense decreased $338,010 to $1,985,173 in 2002 from $2,323,183 in 2001. We are reducing our reliance on outside counsel for arbitration matters that may arise and we expect that this will reduce the professional fees paid in 2003. Consulting expense decreased $641,349 to $1,191,016 in 2002 from $1,832,365 in 2001. Included in consulting expense are amounts paid to Third Capital, LLC of $918,000 and $994,500 in 2002 and 2001, respectively.

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

Settlement expense. Settlement expense increased 773% to $2,111,249 in 2002, from $241,792 in 2001. The increase in 2002 was primarily attributable to the settlement after an arbitration award to Secured Equity Title and Appraisal Company of $3,000,000, offset in part by the reversal of $960,000 that had been accrued for an anticipated settlement with the SEC, which action was terminated by the SEC in early 2002 (See Note 16. "Commitments and Contingencies" of the Notes to Consolidated Financial Statements, below).

Amortization of intangible assets. Amortization expense of intangible assets increased 474% to $1,802,021 in 2002 from $313,750 in 2001. The increase in 2002 is primarily attributable to the amortization of the cost of customer accounts acquired from other broker dealers during late 2001 and 2002. Included in the amortization for 2002 is an impairment of expense of $563,726. The impairment charge is related to the intangible assets recorded for the acquisition of customer accounts for two acquisitions, $449,023 impairment on the Bull and Bear acquisition and $114,703 impairment of the Stockwalk.com acquisition. Impairment of value is the result of declining commission and interest revenue generated from the accounts acquired. This declining revenue base results from customer accounts being closed in addition to the reduction of volumes because of overall market conditions. Margin balances also declined related to the Stockwalk.com acquisition causing additional impairment. Fair value was determined by calculating the discounted cash flows on the underlying customer accounts over the estimated useful life of the intangibles.

Income Taxes. Benefit from income taxes increased $1,787,950 to $3,900,000 in 2002 from $2,112,050 in 2001. A valuation allowance of $709,780 was placed on the state deferred tax asset in 2001 which included approximately $500,000 of benefit recorded in prior years against current state tax expense. The allowance was recorded of the current operating loss and no available state operating loss carryback.

Our effective tax rate varied from our statutory federal rate due to changes in state taxes net of federal benefit and other temporary or permanent differences. (See Note 12. "Income Taxes" of the Notes to Consolidated Financial Statements, below.)

Non-recurring Charges

In the fourth quarter of 2000, we recorded an additional $500,000 for the anticipated settlement with the SEC. The accrual for the anticipated settlement with the SEC was reversed in the amount of $1,000,000 in early 2002 when we were notified that the SEC was discontinuing its investigation. Additionally, in 2002 we accrued a settlement expense of $3,000,000 as the result of an arbitration award in the same amount to Secured Equity Title and Appraisal Company. (See
Note 16. "Commitments and Contingencies" of the Notes to Consolidated Financial Statements, below.)

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

We finance our business through the use of funds generated from the business operations of our subsidiaries, mainly NCC. Additionally, NCC has established uncommitted lines of revolving credit with banking institutions with an aggregate borrowing limit of approximately $25,000,000 at December 31, 2003. The amount of available credit is variable, determined by the value of stock available to be pledged. Amounts borrowed from the uncommitted lines of credit incur an interest cost at the Fed Funds rate plus 1.00% and is collateralized by customer margin securities. We are able to borrow approximately 60% of the market value of the securities pledged as collateral. Further, we have available stock loan financing when necessary. The stock loan facility typically bears interest at the Fed Funds rate plus 0.25% and is also collateralized by customer margin securities. We are able to borrow against the full market value of the securities lent. The Company has no other sources of debt financing currently available.

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

We are uncertain that our current cash resources and available credit facilities, will be sufficient to fund our expected working capital and capital expenditure requirements for the current calendar year. In the event our working capital is not sufficient, in order to expand our business, respond to competitive pressures, develop additional products and services or take advantage of strategic opportunities, we may need to raise additional funds through debt or equity offerings. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, our existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our common stock. We cannot give any assurance that additional funds will not be needed. If additional funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us.

On December 31 2002, Third Capital Partners, LLC, the beneficial owner of our secured convertible notes in the aggregate principal amount of $5,418,696, maturing December 31, 2002, agreed to again extend the repayment of both notes for a period of 12 additional months, to December 31, 2003. As consideration for the extension, and to reflect the effect of the reverse split which occurred in October 2002, the conversion rate on the Notes was adjusted to $2.67 per share, which was the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. The prior conversion rate for the secured convertible debentures was $7.00 per share, which was approved by the Board on April 8, 1998, based on the average trading price of JBOH stock during the three months prior to the meeting. Prior to that the conversion rate had been $10.00 per share since issuance. These notes were again extended on December 31, 2003, for an additional year, until December 31, 2004. No further change was made at that time to the conversation rate. We will continue to make interest payments only on each note, and no other terms of the notes were affected by the extension agreements.

Liquidity at December 31, 2003, 2002 and 2001

Our cash and cash equivalents increased by $1,318,215 to $6,897,970 in 2003. This compares with a net decrease in cash and cash equivalents of $1,114,577 in 2002 and an decrease of $1,309,668 in 2001. The fluctuation in our cash position can be impacted by the settlement cycles of the business that relate directly to the cash provided from, or used in, operations.

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

Cash Flows Used In Investing Activities

The net cash used in investing activities during 2003, 2002 and 2001 was $835,175, $2,123,807 and $3,834,688, respectively. Funds used in 2002 and 2001 include $1,753,707 and $2,510,000, respectively, used to acquire the right to service certain customer accounts. The Company issued common stock in the amount of $155,556 and $913,982 during 2003 and 2002 as consideration to acquire rights to service these accounts. The value of the stock was determined based upon the market value at the time of issuance or immediately preceding issuance. The remaining cash uses were a direct result of our capital expenditures during these periods. Our requirement for capital resources is not material to the business as a whole. Although we continually upgrade our information and communication systems, future expenditures for upgrading our various information and communication systems are not estimated to be material to our operations. As technology advances, however, management intends to remain competitive and may incur costs accordingly. We have no plans to open additional offices in 2004and have no significant commitments for capital expenditures.

Cash Flows From Financing Activities

Financing activities used cash of $41,667, $2,740,000, and $(2,175,080) in 2003,
2002 and 2001, respectively. In 2003, 2002 and 2001, repayments of notes payable of $41,667, $2,740,000 and $2,008,000, respectively, was the most significant use of cash for financing activities. We also used $167,080 of cash to acquire treasury stock in 2001. The Board of Directors has previously authorized us purchase up to 2,000,000 share of treasury stock in the open market at the discretion of management.

                               JB OXFORD & COMPANY
                              SHORT TERM BORROWING
                             (Amounts in thousands)


Category of aggregate short-term
  borrowings                             a          b          c          d        e
                                     --------   --------   --------   --------  -------
Year Ended December 31, 2003
   collateralized by:
     Customer securities             $     --   $     --   $     --   $     --     n/a
Year Ended December 31, 2002
collateralized by:
     Customer securities             $     --   $     --   $  1,000   $      3      4.0%
Year Ended December 31, 2001
collateralized by:
     Customer securities             $     --   $     --   $ 21,000   $    700      5.8%


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

To assure stability, management continually explores additional sources of capital to increase our liquidity and capital base. The following table of our material contractual obligations as of December 31, 2003, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated (in thousands):

Contractual obligations:

                                                       LESS                          MORE
                                                      THAN 1     1-3       3-5     THAN 5
                                            TOTAL      YEAR     YEARS     YEARS    5 YEARS
                                           -------   -------   -------   -------   -------
Note payable (1)                           $   569       $--   $  --     $   569   $  --
Convertible debt (including interest)(2)       488      --         488      --        --
Operating lease obligations                  9,822       396     1,296     5,740     2,390
Purchase obligations (3)                     1,766        83     1,766      --        --
                                           -------   -------   -------   -------   -------
  Total contractual obligations            $12,645   $   479   $ 3,550   $ 6,309   $ 2,390


(1) Does not include any payments on notes payable in the principal amount of $2,889,375. See Note 16 Commitments and Contingencies regarding litigation with EBC Trust.

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

We are a market maker for numerous public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. We select companies in which we make a market based on a review of the current market activity, and also to facilitate trading activity of our own and correspondent's clients. Market making may result in a concentration of securities that may expose us to additional off-balance sheet risk.

RELATED PARTY TRANSACTIONS

Related party transactions are subject to the approval of the Board of Directors. We currently have a note receivable from shareholder in the amount of $2,500,000. This note bears interest at 9.25% and generates annual interest income of $231,250. We also have a note payable to the same shareholder in the amount of $5,418,696. This note bears interest at 9.00% and generates annual interest expense of $487,683. We also pay a consulting fee to related parties in the amount of $918,000. The following is a more detailed discussion of these items and related matters.

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

     On or about June 8, 1998, TCP acquired $2,000,000.00 principal amount of the 9% Secured Convertible Note, issued pursuant to the Company's Senior Secured Convertible Note Purchase Agreement dated June 8, 1998, and having a maturity date of December 31, 1999 (the two notes are together referred to as the "Secured Convertible Notes"). As part of the acquisition, on April 8, 1998 the Company and TCP agreed to adjust the conversion rate for the Secured Convertible Notes to $0.70 per share (our stock traded at an average price of $0.79 on this day), before adjustment for the 1-for-10 reverse split which occurred in October 2002. The revised conversion rate was based on the average price of JBOH during the three months prior to the change. Since the new conversion rate was below the market price on the date of change, the Company incurred a one time non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount to market value under the intrinsic value method. After the adjustment in conversion rate, the Secured Convertible Notes were convertible into 7,740,993 shares of common stock, before adjustment for the reverse split. The issuance of the Secured Convertible Notes was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

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

     d. The Company established the JB Oxford Revocable Government Trust (the "Trust"), and loaned it $586,915, which was used to purchase 469,540 shares of the Company's common stock at an average price of $1.25 (46,954 shares at $12.50, after adjustment for the reverse stock split in October 2002). The price was a mutually agreed upon amount between the parties, the stock closed at $6.66 ($66.66 after adjustment for the reverse stock split in October 2002) on February 18, 1999. The stock was accounted for as treasury stock, as the JB Oxford Revocable Government Trust was considered a wholly owned subsidiary. The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the Trust's shares of the Company's common stock were transferred to the Company in satisfaction of the loan; and,

     e. The Company agreed to allow TCP to acquire 100,000 shares of the Company's common stock from Oeri Finance, Inc. for total consideration of $10.00 (10,000 shares after adjustment for the reverse stock split in October 2002).

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

FORMER SHAREHOLDER TRANSACTIONS

The Company issued $2,867,500 in demand notes to Oeri Finance, Inc., a former shareholder during 1997. The notes were issued to borrow funds to settle a litigation matter. The notes bore interest at 8 1/4%, payable quarterly. In 1998, $250,000 was paid on the demand notes. In 1999, $728,125 of the debt was forgiven by Oeri (see 2b, above), leaving a balance due of $1,889,375, which was reclassified to notes payable in 1999.

A $1,000,000 subordinated loan agreement, payable to Oeri Finance, Inc., matured by its terms on March 31, 1999. The note was previously used by the broker dealer subsidiary as equity capital included in its net capital computation. The balance due was reclassified to note payable at that time.

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

Retail broker-dealers with clearing operations such as us are exposed to risks that exceed the simple risk of loss of business due to the loss of retail customers and/or correspondents. Broker-dealers engaged in clearing operations for other correspondent broker-dealers are exposed to losses beyond the loss of business in the event that the correspondent fails. These risks result where the total assets, securities held in inventory, and cash of the failed correspondent are insufficient to cover both the unpaid customer debits, and any losses that may have been generated in the correspondent's trading account. We have established procedures to review a correspondent's inventory and activities in an effort to prevent such losses in the event of a correspondent's failure. However, there can be no assurance that our procedures will be effective in avoiding losses.

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

     In the event charges are filed against us related to the SEC, NYAG and/or USAO investigations, we could be subject to significant sanctions and penalties, including but not limited to suspension or revocation of our licensing and registration as a broker-dealer, and substantial monetary fines which could have a material adverse effect on our business and financial condition. Furthermore, our reputation could suffer and any damage to our reputation could cause us to lose existing customers and fail to attract new customers that would have a material adverse effect on our business and financial condition. While NCC admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any amounts related to this matter, as the amount of loss is not estimable at this time. However, substantial penalties from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company.

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

OUR BUSINESS IS ADVERSELY AFFECTED BY DOWNTURNS IN THE U.S. SECURITIES MARKETS.

     We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have fluctuated considerably and a downturn in these markets has adversely affected our operating results. In March 2000, the stock market entered into a protracted downtrend, resulting in reduced transaction volume, and consequently, revenues. In 2001, the stock markets were closed for four days as a result of the events of September 11, which had a negative impact on our revenues. In 2002, low trading volume and financial losses continued. The invasion of Iraq in 2003 adversely affected the stock market. While trading volume has improved in 2003, volumes did not return to pre September 11, 2001 levels, which contributed to our operating losses in 2003. When trading volume is low, our profitability is likely to be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

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

WE ARE EXPOSED TO CERTAIN CREDIT RISKS WITH OUR CUSTOMERS.

     We allow customers to purchase securities on margin. Therefore, we are subject to risks inherent in extending credit. All borrowing by customers is secured by security positions in their accounts. Furthermore, the amounts customers can borrow is limited by regulatory agencies such as the Federal Reserve Bank and the NASD. When the market is rapidly declining, the value of the collateral we hold can fall below the amount of a customer's indebtedness that increases the risk that the customer will not be able to repay us. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. If such losses are significant, it could have a material adverse effect on our business, financial condition and operating results.

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

THE DISCOUNT AND ELECTRONIC BROKERAGE SERVICES MARKET IS HIGHLY COMPETITIVE.

     The market for discount and electronic brokerage services is rapidly evolving and intensely competitive. We face direct competition from firms offering discount and electronic brokerage services such as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., TD Waterhouse Investment Services, Inc. (a subsidiary of the Toronto-Dominion Bank), Ameritrade, Inc. (a subsidiary of Ameritrade Holding Corporation), and E*TRADE Group, Inc. We also encounter competition from established full commission brokerage firms such as UBS Financial Services, Inc. (a subsidiary of UBS AG), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney, Inc. (a subsidiary of Citigroup, Inc.), among other traditional firms that typically also offer their customers on-line services. In addition, we compete with financial institutions, mutual fund sponsors and other organizations. Further, the industry is currently undergoing consolidation, which may strengthen our competitors, and this trend is expected to continue. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from us. Our competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do. There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition and operating results.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules required to be filed by Item 8 of this form are contained herein as follows:

                                                                 PAGE
                                                               -------
Report of Independent Auditors                                      48
Report of Independent Public Accountants                            49
Consolidated Statements of Financial Condition
     December 31, 2003, and 2002                                 50-51
Consolidated Statements of Operations Years
   Ended December 31, 2003, 2002, and 2001                       52-53
Consolidated Statements of Changes in Shareholders'
    Equity Years Ended December 31, 2003, 2002, and 2001            54
Consolidated Statements of Cash Flows Years Ended
   December 31, 2003, 2002, and 2001                                55
Notes to Consolidated Financial Statements                       56-80
Financial Statement Schedule I - Condensed Financial
   Statements (Parent Company Only)                             96-103
Financial Statement Schedule II - Valuation and
   Qualifying Accounts                                             104

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

ARTHUR ANDERSEN LLP

Los Angeles, California
February 27, 2002

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  DECEMBER 31
                                                          ---------------------------
                                                               2003           2002
                                                          ------------   ------------
ASSETS:

  Cash and cash equivalents                               $  6,897,970   $  4,930,253

  Restricted cash                                                   --        654,846

  Cash segregated under federal and other
     regulations                                           130,748,572    146,175,223

  Receivable from broker-dealers and
      clearing organizations                                29,337,358      8,349,233

  Receivable from customers (net of allowance
    for doubtful accounts of $2,781,305 and $2,701,183)     78,372,056     82,418,263

  Other receivables                                          2,139,865        950,278

  Securities owned - at market value                           432,060        629,083

  Note receivable from Shareholder                           2,500,000      2,500,000

  Furniture, equipment, and leasehold improvements
    (at cost - net of accumulated depreciation and
      amortization of $6,352,333 and $5,088,794)             2,195,783      2,624,147

  Income taxes receivable                                           --      4,561,915

  Deferred income taxes                                             --      1,042,348

  Clearing deposits                                          6,542,595      4,507,266

  Intangible assets (net of accumulated amortization
    of $3,558,678 and $2,115,771)                            2,957,837      4,756,918

  Other assets                                                 780,771        484,872
                                                          ------------   ------------
  TOTAL ASSETS                                            $262,904,867   $264,584,645
                                                          ============   ============

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - CONTINUED



                                                          DECEMBER 31
                                                ------------------------------
                                                     2003             2002
                                                -------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

   LIABILITIES:

     Payable to broker-dealers and
        clearing organizations                  $  40,331,755    $  38,813,043

     Payable to customers                         195,340,295      193,595,006

     Securities sold, not yet
       purchased - at market value                  1,957,909          138,484

     Accounts payable and accrued liabilities       5,436,675        7,507,410

     Loans from shareholder                         5,418,696        5,418,696

     Notes payable                                  3,458,819        2,889,375
                                                -------------    -------------

   TOTAL LIABILITIES                              251,944,149      248,362,014
                                                -------------    -------------

   COMMITMENTS AND /CONTINGENCIES (NOTE 16)

   SHAREHOLDERS' EQUITY:

     Common stock  ($0.01 par value,
      100,000,000 shares authorized;
       1,756,499 and 1,589,939 shares issued)          17,565           15,899

     Additional paid-in capital                    18,039,086       17,496,396

     Retained earnings (deficit)                   (5,425,090)       1,329,564

     Treasury stock, 83,244 and
       130,494 shares at cost                      (1,670,843)      (2,619,228)
                                                -------------    -------------

   TOTAL SHAREHOLDERS' EQUITY                      10,960,718       16,222,631
                                                -------------    -------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 262,904,867    $ 264,584,645
                                                =============    =============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   YEAR ENDED DECEMBER 31
                                       --------------------------------------------
                                           2003            2002            2001
                                       ------------    ------------    ------------
REVENUES:
   Clearing and execution              $  2,897,911    $  3,887,612    $  3,985,922
   Trading profits, net                   2,187,974       1,471,277       3,095,203
   Commissions                            8,880,695       8,171,012      12,498,400
   Interest                               5,632,688       7,979,785      14,968,622
   Other                                    300,858         878,193         799,674
                                       ------------    ------------    ------------
   Total revenues                        19,900,126      22,387,879      35,347,821
                                       ------------    ------------    ------------
EXPENSES:
   Employee and broker compensation       6,408,314       8,547,185      11,451,551
   Clearing and floor brokerage             996,809       1,045,760       1,773,473
   Communications                         2,113,303       2,743,150       4,588,327
   Occupancy and equipment                4,122,942       5,493,046       5,838,467
   Interest                               1,218,536       2,053,339       7,534,686
   Data processing charges                2,287,153       2,379,306       3,484,346
   Professional services                  2,485,631       3,714,979       4,725,033
   Promotional                              251,031       1,361,100         895,536
   Bad debt expense                          80,122         138,512       1,146,244
   Settlement expense                       464,500       2,111,249         241,792
   Amortization of intangible assets      1,442,908       1,802,021         313,750
   Other operating expenses               2,935,493       2,372,390       2,408,422
                                       ------------    ------------    ------------
  Total expenses                         24,806,742      33,762,037      44,401,627
                                       ------------    ------------    ------------
  Loss from operations                   (4,906,616)    (11,374,159)     (9,053,806)
    Income tax provision (benefit)        1,042,348      (3,900,000)     (2,112,050)
                                       ------------    ------------    ------------
   Net loss                            $ (5,948,964)   $ (7,474,158)   $ (6,941,756)
                                       ============    ============    ============


See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                        YEAR ENDED DECEMBER 31
                                         -----------------------------------------------
                                              2003             2002             2001
                                         -------------    -------------    -------------
BASIC NET LOSS PER SHARE:
Loss before income taxes and
  extraordinary item                     $       (3.83)   $       (5.21)   $       (4.95)
                                         -------------    -------------    -------------
Basic net loss per share                 $       (3.83)   $       (5.21)   $       (4.95)
                                         =============    =============    =============

DILUTED LOSS PER SHARE:
Loss before income taxes and
  extraordinary item                     $       (3.83)   $       (5.21)   $       (4.95)
                                         -------------    -------------    -------------
Diluted net loss per share               $       (3.83)   $       (5.21)   $       (4.95)
                                         =============    =============    =============

Weighted average number of shares of
  common stock and assumed conversions
      Basic                                  1,552,568        1,435,198        1,401,076
      Diluted                                1,552,568        1,435,198        1,401,076


All share amounts have been adjusted to give retroactive affect of the 1 for 10 reverse stock split effective in October 2002.


See accompanying notes.

                   JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                      COMMON STOCK           ADDITIONAL     RETAINED
                             ----------------------------     PAID-IN       EARNINGS        TREASURY
                                SHARES          AMOUNT        CAPITAL       (DEFICIT)         STOCK          TOTAL
                             ------------    ------------   ------------   ------------    ------------    ------------
Balance at                      1,519,323          15,193     16,583,120     15,745,478      (2,452,148)     29,891,643
January 1, 2001
  Net loss                             --              --             --     (6,941,756)             --      (6,941,756)
  Acquisition of treasury
  stock                                --              --             --             --        (167,080)       (167,080)
                             ------------    ------------   ------------   ------------    ------------    ------------
Balance at                      1,519,323          15,193     16,583,120      8,803,722      (2,619,228)     22,782,807
  December 31, 2001
  Issuance of common stock         70,741             706        913,276             --              --         913,982
  Net loss                             --              --             --     (7,474,158)             --      (7,474,158)
                             ------------    ------------   ------------   ------------    ------------    ------------
Balance at                      1,589,939          15,899     17,496,396      1,329,564      (2,619,228)     16,222,631
  December 31, 2002
  Treasury stock bonus           (805,690)        948,385        142,695
  Issuance of common stock        166,560           1,666        542,690             --              --         544,356
  Net loss                             --              --             --     (5,948,964)             --      (5,948,964)
                             ------------    ------------   ------------   ------------    ------------    ------------
Balance atDecember 31, 2003     1,756,499    $     17,565   $ 18,039,086   $ (5,425,090)   $ (1,670,843)   $ 10,960,718
                             ============    ============   ============   ============    ============    ============


See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              YEAR ENDED DECEMBER 31
                                                                -----------------------------------------------
                                                                     2003             2002             2001
                                                                -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $  (5,948,964)   $  (7,474,158)   $  (6,941,756)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                  2,706,447        3,485,632        1,868,052
     Deferred rent                                                         --               --         (191,083)
     Provision for bad debts                                           80,122          138,512        1,146,244
     Provision (benefit) for deferred income taxes                  1,042,348         (391,961)       1,290,790
     Loss on disposal of furniture, equipment and leasehold
       improvements                                                        --          178,100               --
   Changes in assets and liabilities:
     Restricted cash                                                  654,846         (654,846)              --
     Cash segregated under federal and other regulations           15,426,651      (66,775,306)     (41,855,227)
     Receivable from broker-dealers and clearing
       organizations                                              (20,988,125)      44,019,430      (45,106,278)
     Receivable from customers                                      3,966,085       19,084,588      175,723,929
     Other receivables                                             (1,189,587)         398,007          753,293
     Securities owned                                                 197,023          723,757       (1,030,057)
     Clearing deposits                                             (2,035,329)         692,011        2,672,440
     Other assets                                                    (295,899)         721,373          354,012
     Payable to broker-dealers and clearing organizations           1,518,712      (12,521,538)     (59,505,496)
     Payable to customers                                           1,745,289       23,659,104      (18,125,486)
     Securities sold not yet purchased                              1,819,425         (708,101)         739,865
     Accounts payable and accrued liabilities                        (416,400)      (1,484,061)      (3,615,596)
     Income taxes payable/refundable                                4,561,915            9,185       (3,477,546)
                                                                -------------    -------------    -------------
Net cash provided by operating activities                           2,844,559        3,099,728        4,700,100
                                                                -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable                                                          --               --               --
  Acquisitions of customer accounts                                        --       (1,753,707)      (2,510,000)
  Purchase of furniture, equipment and leasehold improvements        (835,175)        (370,100)      (1,324,688)
                                                                -------------    -------------    -------------
Net cash used in investing activities                                (835,175)      (2,123,807)      (3,834,688)
                                                                -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances (repayments) of notes payable                              (41,667)      (2,740,000)      (2,008,000)
  Issuance of common stock                                                 --               --               --
  Acquisition of treasury stock                                            --               --         (167,080)
                                                                -------------    -------------    -------------
Net cash provided by (used in) financing activities                   (41,667)      (2,740,000)      (2,175,080)
                                                                -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,967,717       (1,764,079)      (1,309,668)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      4,930,253        6,694,332        8,004,000
                                                                -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $   6,897,970    $   4,930,253    $   6,694,332
                                                                =============    =============    =============



See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

Reporting Entity

The accompanying consolidated financial statements for 2003, 2002 and 2001 include the accounts of JB Oxford Holdings, Inc., a Utah Corporation, and its subsidiaries, National Clearing Corp ("NCC"), formerly known as JB Oxford & Company, JB Oxford & Company ("JBOC"), formerly known as Stocks4Less, Inc., JB Oxford Insurance Services, Inc., FiCorp, Inc., ISP Solutions, Inc., Reynolds Kendrick Stratton, Inc. and Prolyx Data Systems, Inc. (collectively referred to as the Company or JBOH). Of these subsidiaries, only NCC and JBOC were active in 2003, and both are wholly owned subsidiaries of JB Oxford Holdings, Inc. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (GAAP). The Company operates in a single industry, the securities industry. The Company derives its revenues primarily from its retail brokerage services operations in JBOC, and its correspondent clearing services and market making activities at NCC. Inter-company balances have been eliminated in the consolidated financial statements. Additionally, minority shareholders' interests in non-operating subsidiaries are not separately presented, as the amounts are not significant.

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

Allowance for Doubtful Accounts

On an ongoing basis, the Company reviews its allowance for doubtful accounts on receivables from broker-dealer and clearing organizations, customer receivables and other receivables. The Company establishes allowances to cover known and inherent losses, which consist almost exclusively of margin accounts that have become unsecured due to adverse market price movements. The Company sets its allowance based upon its historical experience and the level of margin borrowing by its customers. In addition, management considers the ratio of the value of collateral being held against the outstanding margin loans as a basis of determining the adequacy of its allowance for doubtful accounts. Accounts are charged to the allowance once the collateral is liquidated and other collection efforts have been exhausted.

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

Other Receivables

Other receivables consist principally of dividends and interest, customer money market funds receivable, and accruals of clearing fees and other miscellaneous income. The accruals are recorded when the earning process has been completed. Also included in other receivable at December 31, 2003 is $1,565,496 of receivable of unsettled transactions to adjust the Company's marketable securities to a trade date basis, the related amount at December 31, 2002 was $0.

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

Other Revenue

Other revenue consists of fees charged to retail customers and correspondents incidental to the securities business, in addition to other miscellaneous amounts earned. The Company recognizes other revenue when the earnings cycle is complete, which is typically when services are rendered and amounts are charged to customers or amounts are due and receivable from third parties.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation (all shares amounts have been adjusted to give retroactive affect of the 1 for 10 reverse stock split effective in October 15, 2002):


                                                                        YEAR ENDED DECEMBER 31
                                                              -----------------------------------------
                                                                 2003           2002           2001
                                                              -----------    -----------    -----------
BASIC EARNINGS PER SHARE
   Net loss                                                   $(5,948,964)   $(7,474,158)   $(6,941,756)
                                                              -----------    -----------    -----------
   Income available to common shareholders (numerator)        $(5,948,964)   $(7,474,158)   $(6,941,756)
                                                              ===========    ===========    ===========
   Weighted average common shares outstanding (denominator)     1,552,568      1,435,198      1,401,076
                                                              ===========    ===========    ===========
   Basic Loss Per Share                                       $     (3.83)   $     (5.21)   $     (4.95)
                                                              ===========    ===========    ===========

                                                                        YEAR ENDED DECEMBER 31
                                                              -----------------------------------------
                                                                 2003           2002           2001
                                                              -----------    -----------    -----------
DILUTED EARNINGS PER SHARE
   Net income (loss)                                          $(5,948,964)   $(7,474,158)   $(6,941,756)
   Interest on convertible debentures, net of income tax               --             --             --
                                                              -----------    -----------    -----------
   Income available to common shareholders plus assumed
     conversions (numerator)                                  $(5,948,964)   $(7,474,158)   $(6,941,756)
                                                              ===========    ===========    ===========
   Weighted average common shares outstanding                   1,552,568      1,435,198      1,401,076
   Weighted average options outstanding                                --             --             --
   Weighted average convertible debentures                             --             --             --
   Stock acquired with proceeds                                        --             --             --
                                                              -----------    -----------    -----------
   Weighted average common shares and assumed conversions       1,552,568      1,435,198      1,401,076
     outstanding (denominator)
                                                              ===========    ===========    ===========
   Diluted earnings (loss) per share                          $     (3.83)   $     (5.21)   $     (4.95)
                                                              ===========    ===========    ===========


The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If included at December 31, 2003, 2002 and 2001 conversion of the convertible debentures would add an additional 2,029,474, 2,029,474 and 774,099 shares, respectively, of common stock to the above totals.

Stock-Based Compensation

The Company measures compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), using the intrinsic value method. SFAS No.123, as amended by SFAS 148 "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: expected dividend yield of 0% for all three years; computed volatility of 19%, 28%, and 22%, respectively; risk-free interest rates of 1.5%, 1.5%, and 3.5%, respectively; and expected life of 5 years for all three years. The weighted average fair value of options granted during 2003, 2002 and 2001 was $0.85, $0.63, and $0.63, respectively. There are no stock based compensation costs included in the net loss as reported for the years ended December 31, 2003, 2002, and 2001. The Company's net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                         YEAR ENDED DECEMBER 31
                                         -----------------------------------------------
                                              2003             2002             2001
                                         -------------    -------------    -------------
Net loss:
   As reported                           $  (4,966,945)   $  (7,474,158)   $  (6,941,756)
  Stock based compensation, net of tax           2,115              529          194,354
                                         -------------    -------------    -------------
  Pro forma                              $  (4,969,060)   $  (7,474,687)   $  (7,136,110)
                                         =============    =============    =============

Basic earnings per share:
   As reported                           $       (3.83)   $       (5.21)   $       (4.95)
  Pro forma                                      (3.83)           (5.21)           (5.09)

Diluted earnings per share:
   As reported                           $       (3.83)   $       (5.21)   $       (4.95)
  Pro forma                                      (3.83)           (5.21)           (5.09)


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

As noted in the preceding paragraph the Company has incurred recurring operation losses, they have limited access to capital and have significant pending litigation. Further, there is significant uncertainty with respect to the outcome of the SEC investigation into the late trading conducted by the Company.

Should the outcome or judgment against the Company from the SEC proceedings related to the ongoing mutual fund investigations (as disclosed in Note 16, Commitments and Contingencies) be significant, the demand for payment resulting from such outcome or judgment coupled with the Company's deteriorating financial results will likely affect the Company's ability to meet its obligations as they become due in the normal course of business. Should the Company be unable to meet its obligations as they become due, the Company would be forced to immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, its ability to (i) generate sufficient cash flows to meet its obligations, (ii) obtain additional or restructure financing, (iii) continue to obtain uninterrupted supplies from vendors, and
(iv) reduce capital expenditures and operating expenses.

The Company is considering alternatives to raise additional capital, decrease expenses, and improve liquidity. Included in management's plans are to move its headquarters at the end of its lease commitments to lower rent expense, changes in vendor services to reduce data processing expenses, issuance of additional equity securities to raise capital and if necessary conversion of convertible debt into common stock to extinguish debt. However, there can be no assurance that the Company's efforts to raise adequate capital and improve liquidity will be timely or successful. The accompanying consolidated financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company file for protection under Chapter 11 or be unable to continue as a going concern.

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

NOTE 5.   CASH SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

Cash  of  $129,991,136   and   $145,242,292  at  December  31,  2003  and  2002,
respectively, have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. The Company had excess funds of $839,824, and $917,140 at December 31, 2003 and 2002. Cash of $757,436 and 932,931 has been segregated in a special reserve bank account for the benefit of introducing brokers at December 31, 2003 and 2002, see Note 15, Regulatory Requirements.

NOTE 6.   RECEIVABLE   FROM  AND   PAYABLE  TO   BROKER-DEALERS   AND   CLEARING
          ORGANIZATIONS

Amounts receivable from and payable to broker-dealers and clearing organizations result from the Company's normal trading activities and consist of the following:

                                                     DECEMBER 31, 2003
                                                 -------------------------
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
                                                 ===========   ===========


                                                      DECEMBER 31, 2002
                                                 -------------------------
                                                 RECEIVABLE      PAYABLE
                                                 -----------   -----------
  Deposits for securities borrowed/loaned        $ 8,209,178   $37,449,293
  Securities failed to deliver/receive                37,462         6,025
  Receivable from/payable to correspondents          102,593     1,217,587
  Payable to clearing organizations                       --       140,138
                                                 -----------   -----------
Total                                            $ 8,349,233   $38,813,043
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

NOTE 8.   MARKETABLE SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Marketable securities owned and sold, not yet purchased consist of trading and investment securities at quoted market values, as illustrated below:


                                                          SOLD, BUT
                                                           NOT YET
                                               OWNED      PURCHASED
                                            ----------   ----------
Balances as of December 31, 2003:
  Equity securities                         $  321,202   $1,957,909
  U.S. government and other securities         100,000           --
  Securities owned not readily marketable       10,858           --
                                            ----------   ----------
Total                                       $  432,060   $1,957,909
                                            ==========   ==========
Balances as of December 31, 2002:
  Equity securities                         $  441,023   $  138,484
  Securities owned not readily marketable      188,060           --
                                            ----------   ----------
Total                                       $  629,083   $  138,484
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

Securities owned and not readily marketable consisted primarily of investments in the Nasdaq, Inc. and DTCC. The decrease from 2002 to 2003 was attributable to the sale by the Company of its investment in the Nasdaq, Inc. due to this investment becoming publicly tradable.

NOTE 9.   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The following table summarizes the Company's furniture, equipment and leasehold improvements:

                                                          DECEMBER 31
                                                 --------------------------
                                                     2003           2002
                                                 -----------    -----------
Furniture and equipment                          $ 6,780,692    $ 5,928,973
Leasehold improvements                             1,767,424      1,783,967
                                                 -----------    -----------
                                                   8,548,116      7,712,940
   Less:  Accumulated depreciation
            and amortization                      (6,352,333)    (5,088,794)
                                                 -----------    -----------
                                                 $ 2,195,783    $ 2,624,147
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

At December 31, notes payable related to customer activity consisted of the following (See Note 13 for discussion of related party notes reclassified to notes payable):



                              BALANCE AT END
                                 OF PERIOD            a              b             c            d
                             ----------------     ----------     ----------    ----------   ---------
2003
  Collateralized by:
    Customer securities      $             --             --     $       --    $       --       n/a

2002
  Collateralized by:
    Customer securities      $             --             --     $1,000,000    $    2,778       4.0%

                             ----------------
                             $             --
                             ================


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

At December 31, the detail of notes payable is as follows:

                               DECEMBER 31
                         -----------------------
                             2003         2002
                         ----------   ----------
  Demand notes payable   $2,889,375   $2,889,375
  Note payable              569,444         --
                         ----------   ----------
Total notes payable      $3,458,819   $2,889,375
                         ----------   ----------

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

NOTE 12.  INCOME TAXES

The income tax (benefit) provision consists of the following components:

                                    YEAR ENDED DECEMBER 31
                          -----------------------------------------
                              2003           2002           2001
                          -----------    -----------    -----------
Current
    Federal               $        --    $(3,509,039)   $(3,402,840)
    State                          --             --             --
                          -----------    -----------    -----------
                          $        --    $(3,508,039)   $(3,402,840)
                          -----------    -----------    -----------
Deferred
    Federal               $(1,594,142)   $  (391,961)   $   739,400
    State                    (242,810)      (551,390)      (158,390)
    Valuation Allowance     2,879,300        551,390        709,780
                          -----------    -----------    -----------
                            1,042,348       (391,961)     1,290,790
                          -----------    -----------    -----------
Total                     $ 1,042,348    $(3,900,000)   $(2,112,050)
                          ===========    ===========    ===========

  The major components of deferred tax assets net, are as follows:

                                              DECEMBER 31
                                      --------------------------
                                          2003           2002
                                      -----------    -----------
Deferred tax assets:
  Bad debts reserve                   $   306,827    $   384,929
  Depreciation                             37,618        386,127
  Amortization of intangible assets     1,179,112        688,551
  State taxes - NOL                     2,854,645      1,032,541
  Accrued liabilities                      15,866         64,968
  Less:  Valuation allowance           (4,394,068)    (1,514,768)
                                      -----------    -----------
Total deferred tax assets             $        --    $ 1,042,348
                                      -----------    -----------

Reconciliation of the provision for income taxes to the expected income tax based on statutory rates are as follows:


                                           YEAR ENDED DECEMBER 31
                                -----------------------------------------
                                    2003           2002           2001
                                -----------    -----------    -----------
Provision (benefit)- Federal
     statutory rate             $(1,717,316)   $(3,980,956)   $(3,078,294)
Increase (decrease) in income
      taxes resulting from:
    State taxes                    (242,810)      (634,000)      (342,545)
    Other                           123,174         80,956        428,021
    Valuation allowance           2,879,300        634,000        880,768
                                -----------    -----------    -----------
Total                           $ 1,042,348    $(3,900,000)   $(2,112,050)
                                ===========    ===========    ===========

A valuation allowance has been placed against 100% state net deferred tax asset as of December 31, 2002 and 2001 and against 100% of the federal and state net deferred tax asset as of December 31, 2003 due to the uncertainty of its ultimate realization. The Company has realized all its available Federal net operating loss carryback. This together with continuing operating losses and no projection of operating profits in the foreseeable future make the realization of the deferred tax asset unlikely. For the state deferred tax asset, the Company recorded a valuation allowance in 2003, 2002 and 2001 because there was no available net operating loss carryback. For tax purposes at December 31, 2003, the Company had a Federal net operating loss (NOL) of $5.6 million, which can be carried forward and will expire in 2023 and a state NOL of $2.8 million, $5.2 million and $6.4 million, which will be suspended until 2013, 2014, and 2015 respectively.

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

     On or about June 8, 1998, TCP acquired $2,000,000.00 principal amount of the 9% Secured Convertible Note, issued pursuant to the Company's Senior Secured Convertible Note Purchase Agreement dated June 8, 1998, and having a maturity date of December 31, 1999 (the two notes are together referred to as the "Secured Convertible Notes"). As part of the acquisition, on April 8, 1998 the Company and TCP agreed to adjust the conversion rate for the Secured Convertible Notes to $0.70 per share (our stock traded at an average price of $0.79 on this day), before adjustment for the 1-for-10 reverse split which occurred in October 2002. The revised conversion rate was based on the average price of JBOH during the three months prior to the change. Since the new conversion rate was below the market price on the date of change, the Company incurred a one time non-cash interest charge of $2,530,000 in the second quarter of 1998 as a result of the discount to market value under the intrinsic value method. After the adjustment in conversion rate, the Secured Convertible Notes were convertible into 7,740,993 shares of common stock, before adjustment for the reverse split. The issuance of the Secured Convertible Notes was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

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

     d. The Company established the JB Oxford Revocable Government Trust (the "Trust"), and loaned it $586,915, which was used to purchase 469,540 shares of the Company's common stock at an average price of $1.25 (46,954 shares at $12.50, after adjustment for the reverse stock split in October 2002). The price was a mutually agreed upon amount between the parties, the stock closed at $6.66 ($66.66 after adjustment for the reverse stock split in October 2002) on February 18, 1999. The stock was accounted for as treasury stock, as the JB Oxford Revocable Government Trust was considered a wholly owned subsidiary. The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the Trust's shares of the Company's common stock were transferred to the Company in satisfaction of the loan; and,

     e. The Company agreed to allow TCP to acquire 100,000 shares of the Company's common stock from Oeri Finance, Inc. for total consideration of $10.00 (10,000 shares after adjustment for the reverse stock split in October 2002).

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

     By agreement dated December 31, 2001, the maturity date for the Promissory Note was extended to December 31, 2002. Effective on or about March 22, 2002, as part of a restructuring of inter-company debts between the Company and its wholly owned subsidiary, NCC (then known as JB Oxford & Company), the Promissory Note was assigned to NCC, and the maturity date was extended to December 31, 2007.

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

FORMER SHAREHOLDER TRANSACTIONS

The Company issued $2,867,500 in demand notes to Oeri Finance, Inc., a former shareholder during 1997. The notes were issued to borrow funds to settle a litigation matter. The notes bore interest at 8 1/4%, payable quarterly. In 1998, $250,000 was paid on the demand notes. In 1999, $728,125 of the debt was forgiven by Oeri (see 2b, above), leaving a balance due of $1,889,375, which was reclassified to notes payable in 1999.

A $1,000,000 subordinated loan agreement, payable to Oeri Finance, Inc., matured by its terms on March 31, 1999. The note was previously used by the broker dealer subsidiary as equity capital included in its net capital computation. The balance due was reclassified to note payable at that time.

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

The Company has adopted a non-employee directors' stock option plan (the "Director's Plan") pursuant to which 95,000 shares of common stock have been authorized for issuance to directors who are not employees of the Company. Under the Director's Plan, 16,000 options to purchase common stock are outstanding at December 31. No options have been converted to common stock under this plan leaving 79,000 options available for future issuance. The Director's Plan is administered by the Company's Board of Directors, which determines, among other things, the persons to be granted options under the Director's Plan, the number of shares subject to each option and the option price, which shall not be less than market value. In addition, any action under the Director's Plan must be approved by the affirmative vote of a majority of the directors who are not then eligible to participate in the Director's Plan.

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

A summary of the status of the Company's stock options as of December 31, 2003, 2002, and 2001, and changes during the years ending on those dates is presented below:


                           DECEMBER 31, 2003   DECEMBER 31, 2002    DECEMBER 31, 2001
                          ------------------  -------------------  ------------------
                                    WEIGHTED             WEIGHTED             WEIGHTED
                          SHARES     AVERAGE   SHARES     AVERAGE    SHARES    AVERAGE
                          -------    ------   --------    ------   --------    ------
Outstanding at            256,200    $15.72    383,120    $26.88    310,850    $29.37
  beginning of year
Granted                     2,500      4.26      1,500      2.20     75,100     17.17
Exercised                      --        --         --        --         --        --
Forfeited                    (375)    32.37   (128,420)    49.43     (2,830)    37.40
                          -------             --------             --------
Outstanding at end of
  year                    258,325     15.59    256,200     15.72    383,120     26.88
                          =======             ========             ========

Options exercisable at    256,825     15.66    254,217     15.81    320,300    $27.61
  year-end
Weighted-average fair
  value of options
  granted during the
  year                                        $   0.63             $   4.60


Information relating to stock options and warrants at December 31, 2003, summarized by exercise price is as follows:


                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                     ------------------------------------------------------ ------------------------------------
                           NUMBER        WEIGHTED-AVERAGE WEIGHTED-AVERAGE        NUMBER
                       OUTSTANDING AT      CONTRACTUAL    WEIGHTED-AVERAGE    EXERCISABLE AT    WEIGHTED-AVERAGE
   EXERCISE PRICES        12/31/03            LIFE         EXERCISE PRICE        12/31/03       EXERCISE PRICE
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

JBOC computes its net capital requirement in accordance with the aggregate indebtedness standard. The Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2003, JBOC had net capital of $420,575, which was $414,478 in excess of the minimum amount required. At December 31, 2002, JBOC had net capital of $20,744, which was $15,744 in excess of the minimum amount required of $5,000. JBOC's net capital ratio was less than 1-to-1 for both years.

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

NOTE 16.  COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer claims regarding brokerage transactions, and claims related to clearing services arising out of the failure of certain correspondent firms. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. Those proceedings that management believes may have a significant impact on the Company are described below. However, there can be no assurance that in the future, other current or future proceedings will not have a material adverse effect on the Company's financial condition or results of operations. In particular, if the Company is required to pay a judgment in excess of the amount reserved, such a payment would negatively impact the financial condition of the Company. However, the Company regularly assesses its potential liability in all pending litigation to properly set the level of reserves for such litigation. To the extent that the reserves are sufficient to cover all awards and settlements, no currently threatened or pending litigation should materially impact the Company's financial position, results of operations or cash flows. The Company maintains an aggregate reserve for pending and threatened litigation in the amount of $562,332 as of December 31, 2003.

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

As to the remaining claims, the Company has asserted a number of defenses to EBC Trust's claims, including fraud, and contribution related to a judgment entered against EBC Trust's predecessor-in-interest under the notes payable and NCC in an NASD arbitration commenced by Stanley J. Cohen, Receiver for Secured Equity Title and Appraisal Agency Corp. While nominally a clearing case, the panel ruling relied primarily on testimony regarding the activities of Irving Kott while present at the Company. Mr. Kott is alleged to have provided most of the funds for the loans now being pursued by EBC Trust. NCC settled all of the claims against it in that matter in 2002, and as a part of that settlement, obtained the assignment from Secured Equity of a Judgment against Oeri Finance, Inc. Accordingly, the Company has asserted a claim of offset for the Judgment against Oeri Finance, Inc. As stated in Note 13, the Company has recorded liabilities of approximately $2.9 million on its balance sheet in notes payable, additionally, the Company has $816,429 of accrued interest related to these notes included in accounts payable and accrued expenses. The Company has not yet recorded the offset of the judgment obtained in its financial statements.

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

LITIGATION RELATED TO ACCOUNT ACQUISITIONS

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We counter sued for violations of the purchase agreement by Mr. Stock. The main issue in the dispute related to whether and when Mr. Stock had met all of the necessary conditions precedent to the formal closing of the transaction, as calculation of the amount to be paid was based on when the closing occurred. The key condition in dispute was whether and when certain required computer programming was completed by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to the stock to be issued. A decision is pending on that matter by the arbitration panel. If we receive an adverse ruling from the panel, we could be required to make subsequent payments to Share King LLC totaling $1,400,000 in cash, instead of in our choice of cash and/or stock.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003, were as follows:

          YEAR ENDING DECEMBER 31:
               2004                                        $ 1,975,144
               2005                                          1,557,860
               2006                                          1,566,260
               2007                                          1,167,545
               2008                                          1,178,136
               Thereafter                                    2,377,454
                                                           -----------
          Total                                             $9,822,399
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

NOTE 17.  ACQUISITIONS OF CUSTOMER ACCOUNTS

During the year ended December 31, 2003, the Company did not acquire customer accounts of other brokerage firms. The Company acquired the customer accounts of Stockwalk.com. Inc., Wall Street Equities, Inc., Sunlogic Securities, and Mr. Stock, Inc, in 2002, and Bull and Bear, Inc. and eCapitalist, Inc. in 2001. The cost of these acquisitions is $4,362,689 and $2,510,000 in 2002 and 2001, respectively. The cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of litigation related to the acquisitions, and has been included in the statement of financial condition net of accumulated amortization of $3,558,678 and $2,115,771. For a discussion of that litigation, please see Note 16, above. The summary of customer account acquisitions as of December 31, 2003 are as follows:


                               PERIOD        NUMBER OF                 ACCUMULATED   COMMON SHARES
    ACQUISITION               ACQUIRED       ACCOUNTS       COST       AMORTIZATION     ISSUED
-------------------------    -----------    ----------   -----------   -----------   -----------
Bull & Bear, Inc.            1st qtr `01         9,000   $ 2,400,000   $ 1,769,414            --
ECapitalist, Inc             2nd qtr `01         2,000       110,000       101,750            --
Stockwalk. com               1st qtr `02        11,500     1,652,772       801,673       253,239
Wall Street Equities, Inc    2nd qtr `02         3,800       460,369       172,638       387,147
Sunlogic Securities          2nd qtr `02         1,500        78,367        28,242        67,021
Mr. Stock                    3rd qtr `02         8,000     1,815,007       684,961            (1)
                                            ----------   -----------   -----------
  Total                                         35,800   $ 6,516,515   $ 3,558,678


(1) The value of common shares issued in connection with certain of the above transactions was determined from the market value immediately preceding issuance. Common stock to be issued in connection with the Mr. Stock acquisition is yet to be determined. See Litigation Related to Account Acquisitions in Note 16 above.

The Company is amortizing these intangible assets over four years, which is the estimated useful life. Estimated aggregate amortization expense for the four succeeding fiscal years is as follows:

          YEAR ENDING DECEMBER 31:
              2004                                           1,363,758
              2005                                           1,150,812
              2006                                             443,267
              2007 and thereafter                                   --
                                                            ----------
                                                            $2,957,837
                                                            ==========

Amortization expense of $1,442,908, $1,238,295 and $313,750 was recorded during the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, in 2002 the Company recognized an impairment charge of $563,726, ($449,023 impairment on the Bull and Bear acquisition and $114,703 impairment of the Stockwalk.com acquisition) in addition to the $1,238,295 amortization above, which is included in amortization expense. The impairment charge is related to the intangible assets recorded for the acquisition of customer accounts for two acquisitions. Fair value was determined by calculating the discounted cash flows on the underlying customer accounts over the estimated useful life of the intangibles.

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

Individual segments also include expenses relating to various items, such as corporate overhead, that are internally allocated by the Company. The Company generally evaluates performance of the segments based on total revenues and profit or loss before provision for income taxes. Substantially all of the interest earned and interest expense is contained in the clearing brokerage services division, with the exception of $487,683 of interest expense incurred each year on the notes payable to shareholders that is included in the other segment. All amortization expense on intangible assets is included in the retail brokerage services

                                     2003             2002             2001
                                -------------    -------------    -------------
Revenues:
  Clearing Brokerage Services   $  13,699,222    $  15,809,325    $  24,859,710
  Retail Brokerage Services         7,893,058        8,087,572       12,356,140
  Other(1)                         (1,692,157)      (1,509,018)      (1,868,029)
                                -------------    -------------    -------------
Total Revenues                  $  19,900,126    $  22,387,879    $  35,347,821
                                =============    =============    =============
Pre-Tax Income:
  Clearing Brokerage Services   $   1,311,083    $  (6,386,105)   $  (3,450,446)
  Retail Brokerage Services        (3,911,522)      (5,244,413)      (5,050,471)
  Other(1)                         (2,306,177)         256,359         (552,889)
                                -------------    -------------    -------------
Total Pre-Tax Income            $  (4,906,616)   $ (11,374,159)   $  (9,053,806)
                                =============    =============    =============
Assets:
  Clearing Brokerage Services   $ 258,481,048    $ 251,258,860    $ 261,311,585
  Retail Brokerage Services         4,084,488        6,453,057        3,902,947
  Other(1)                            339,331        6,872,728       (2,775,115)
                                -------------    -------------    -------------
Total Assets                    $ 262,904,867    $ 264,584,645    $ 262,439,417
                                =============    =============    =============

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

The Company is a market maker for numerous public corporations whose stocks are traded on the NASDAQ National Market System, NYSE or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities that may expose the Company to additional off-balance sheet risk.

NOTE 20.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                               YEAR ENDED DECEMBER 31
                                       ------------------------------------
                                          2003         2002         2001
                                       ----------   ----------   ----------
Cash paid for:
  Interest                             $1,062,663   $1,942,628   $7,299,563
  Income taxes                             79,977      330,308       70,000
Cash received from income tax refund    4,629,066    3,854,492           --

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


                                      FIRST         SECOND          THIRD         FOURTH
                                     QUARTER        QUARTER        QUARTER        QUARTER
                                   -----------    -----------    -----------    -----------
2003
Revenues                           $ 4,989,325    $ 5,046,186    $ 3,969,582    $ 5,895,033
Income (loss) before taxes          (1,001,660)    (2,575,821)    (1,714,380)       385,245
Net income (loss)                     (681,271)    (1,786,477)    (1,139,391)    (2,341,825)
Basic earnings per share                 (0.45)         (1.19)         (0.73)         (1.43)
Diluted earnings per share               (0.45)         (1.19)         (0.73)         (1.43)

2002
Revenues                           $ 5,276,121    $ 5,961,733    $ 5,492,035    $ 5,657,990
Income (loss) before taxes            (617,874)    (5,208,141)    (1,755,631)    (3,792,512)
Net income (loss)                     (407,874)    (3,518,141)    (1,085,631)    (2,662,512)
Basic earnings per share                 (0.29)         (2.47)         (0.74)         (1.82)
Diluted earnings per share               (0.29)         (2.47)         (0.74)         (1.82)


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 27, 2002, we engaged Ernst & Young LLP to serve as our independent auditors for 2002. Prior to that date, Arthur Andersen LLP had served as our independent public accountant. The decision to replace Arthur Andersen LLP was recommended by the Audit Committee of our Board of Directors and approved by our Board of Directors. The Audit Committee of our Board of Directors again recommended Ernst & Young LLP to serve as our independent auditors for 2003, and our Board of Directors approved this.

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

CHANGES IN INTERNAL CONTROLS

We have also evaluated our internal controls for financing reporting, and there have been no changes in our internal controls during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                    PART III

ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS;

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

                           SUMMARY COMPENSATION TABLE



                                                       LONG-TERM
                                                     COMPENSATION
                                                        SHARES
                              ANNUAL COMPENSATION     OF STOCK
    Name and Position    ---------------------------  Underlying   ALL OTHER
     with the Company     YEAR    SALARY     BONUES    Options(1) COMPENSATION
-----------------------  ------  --------   --------   --------   -----------
Christopher L. Jarratt,   2003         --         --              $918,000 (2)
  Chairman of the Board   2002         --         --              $918,000 (2)
  and Chief Executive     2001         --         --              $994,500 (2)
  Officer
Michael J. Chiodo, Chief  2003   $138,291   $  1,510              $ 13,013 (3)
  Financial Officer and   2002   $138,000   $  7,400              $ 11,172 (3)
  Treasurer               2001   $138,000   $ 32,000              $ 12,113 (3)
Barry S. Fischer,         2003   $165,344   $ 21,510              $ 12,095 (4)
 General Counsel and      2002         --         --                    -- --
  Secretary               2001         --         --                    -- --

Former Officer
James G. Lewis, former    2003         --         --         --         -- (2)
President and Chief       2002         --         --         --         -- (2)
Operating Officer         2001         --         --     30,000         -- (2)

(1) Options to purchase Common Stock granted pursuant to the Company's 1998 Stock Option and Award Plan. See "Stock Option Plans.

(2)  The Company paid $918,000,  $918,000 and $994,500 for the years 2003,  2002 and 2001, respectively, to Third Capital, LLC for professional and advisory services, including the services of Messrs. Jarratt and, formerly, of Mr. Lewis. Mr. Jarratt is Chief Manager and of Third Capital. Mr. Lewis is Chief Operating Officer and General Counsel of Third Capital and, until April 15, 2004, was President and Chief Operating Officer of the Company. See "Employment Agreements and Compensation Arrangements."

(3) Other Compensation for 2003 includes $9,037 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $3,976. Other Compensation for 2002 includes $9,094 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $2,078. Other Compensation for 2001 includes $7,966 health insurance premiums paid by the Company, $1,597 for life insurance premiums paid by the Company and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $2,550.

(4) Other Compensation for 2003 includes $6,439 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $5,656.

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES



                                                             NUMBER OF
                                                            SECURITIES         VALUE OF
                                                            UNDERLYING        UNEXERCISED
                                                            UNEXERCISED      IN-THE-MONEY
                                                           OPTIONS/SARS AT   OPTIONS/SARS
                                                              FISCAL           AT FISCAL
                             SHARES                          YEAR-END (#)     YEAR-END ($)
                          ACQUIRED ON        VALUE          EXERCISABLE/     EXERCISABLE/
           NAME           EXERCISE (#)    REALIZED ($)     UNEXERCISABLE     UNEXERCISABLE
           (A)                (B)              (C)               (D)              (E)
----------------------    ------------   -------------   ----------------   ----------------
Christopher L. Jarratt               -                          112,500/0            0/0
James G. Lewis                       -                          105,000/0            0/0
Michael J. Chiodo                    -                              400/0            0/0
Barry S. Fischer                     -                            1,000/0            0/0


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


                              CONVERTIBLE
NAME AND ADDRESS (1)             DEBT         OPTIONS         SHARES      PERCENTAGE (2)
---------------------------   -----------   -----------      ---------    --------------
Christopher J. Jarratt         2,029,474        112,500         14,750              55.7%
James G. Lewis                        --        105,000          4,280               2.8%
Mark D. Grossi                        --          6,500             --                 *
David G. Mahood                       --          4,000             --                 *
Terry N. Pefanis                      --          3,000             --                 *
Michael J. Chiodo                     --            400          1,584                 *
Barry S. Fischer                      --          1,000          1,000                 *
Third Capital Partners, LLC           --
8275 South Eastern Avenue
Suite 200
Las Vegas, NV 89123            2,029,474         10,000                             52.7%
All Named Executive Officers
and Directors as a group       2,029,474        232,400         21,614              59.0%


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

(5)  Includes 10,000 shares of Common Stock owned by Third Capital Partners.

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



                                                                                  NUMBER
                                                                              OF SECURITIES
                                                                                REMAINING
                                              NUMBER                              AVAILABLE FOR
                                          OF SECURITIES                        FUTURE ISSUANCE
                                          TO BE ISSUED   WEIGHTED-AVERAGE        UNDER EQUITY
                                          UPON EXERCISE   EXERCISE PRICE      COMPENSATION PLANS
                                         OF OUTSTANDING  OF OUTSTANDING          (EXCLUDING
                                             OPTIONS,       OPTIONS,            SECURITIES
                                          WARRANTS, AND  WARRANTS, AND       REFLECTED IN COLUMN
                                            RIGHTS           RIGHTS                   (a)
                                         -------------- -----------------   --------------------

          PLAN CATEGORY                        (a)             (b)                   (c)
Equity compensation plans approved
  by shareholders
    1998 Plan                                   219,475 $           14.77                130,525
    1994 Plan                                    22,850             22.19                 21,150


Total                                           242,325 $           15.47                151,675
Equity compensation plans not
  approved by shareholders
  Director's Plan                                16,000 $           18.74                 79,000


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

ITEM 14   PRINCIPAL ACCOUNT FEES AND SERVICES

Fees paid to Ernst & Young LLP, the Company's Principal Auditors:


                        2003        2002
                     ---------   ---------
Audit Fees           $ 174,026   $ 201,250
Audit-Related Fees       5,335(1)       --
Tax Services                --          --
All Other Fees              --          --

(1) Consulting regarding asset acquisitions

                                     PART IV

ITEM 14(A). EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:

                                                                            PAGE
                                                                            ----
Report of Independent  Auditors                                               48

Report of Independent  Public  Accountants                                    49

Consolidated  Statements of Financial
   Condition December 31, 2002 and 2001                                    50-51

Consolidated  Statements of Operations
  Years Ended December 31, 2002,  2001 and 2000                            52-53

Consolidated Statements  of  Changes  in
  Shareholders' Equity (Deficit)Years Ended December
   31, 2002, 2001 and 2000                                                    54

Consolidated Statements of Cash Flows Years Ended
    December 31, 2002, 2001 and 2000                                          55

Notes to Consolidated Financial Statements                                 56-80

Financial Statement Schedule I - Condensed Financial
    Statements (Parent Company Only)                                      96-103

Financial Statement Schedule II - Valuation and
    Qualifying Accounts                                                      104

Listed below are exhibits as required by Item 601 of Regulation S-K:


                                                                           INCORPORATED BY REFERENCE
                                                                    -------------------------------------
EXHIBIT                                                                                           FILING        FILED
NUMBER                        EXHIBIT DESCRIPTION                   FORM     FILE NO    EXHIBIT    DATE        HEREWITH
------        --------------------------------------------------    ----     -------    -------  --------      --------
2.1           Purchase Agreement dated as of May 21, 1998 by and     8-K     0-16240      2.1    6/18/98
              among the Company, Third Capital Partners, LLC, a
              Tennessee limited liability company, 3421643 Canada
              Inc., a Canadian corporation, Felix A. Oeri and
              Oeri Finance Inc.

3.1           Articles of Incorporation of JBOH, as amended,         8-K     0-16240      1.0    10/30/90
              October 16, 1990.

3.2           By-Laws of JBOH, as amended November 24, 1998.        10-K     0-16240      3.2    12/31/99

4.1           9% Secured Convertible Note Due December 31, 1999      8-K     0-16240      4.1     6/18/98
              in the principal amount of $2,000,000 between the
              Company and Third Capital Partners, LLC

4.2           Rights Agreement between the Company and Transfer     10-K     0-16240      4.2    12/31/02
              Online, as Rights Agent.

10.1          Standard Office Lease between St. George Beverly      10-K     0-16240     10.3    12/31/92
              Hills, Inc. and OTRA Clearing, Inc., dated January
              31, 1992, to lease Beverly Hills office space.

10.2          Data Service Agreement between Securities Industry    10-Q     0-16240     10.0     6/30/92
              Software Corp. and OTRA Clearing, Inc., dated June
              8, 1992.

10.3          Assignment and Assumption Agreement for Beverly       10-K     0-16240     10.8    12/31/93
              Hills office space between JBOH and RKSI, executed
              as of December 31, 1993.

10.4          Commercial office lease Agreement between Bank of     10-Q     0-16240     10.1     6/30/95
              Communications and JB Oxford & Company, executed as
              of June 1995, to lease New York office space.

10.5          Commercial office lease Agreement between Brickell    10-K     0-16240     10.16   12/31/95
              Square Corporation Limited and JB Oxford Holdings,
              Inc., executed as of February 21, 1996, to lease
              Miami office space.

10.6          JB Oxford Revocable Government Trust Agreement,        8-K     0-16240     10.1      3/8/99
              dated as of February 18, 1999, by and between JB
              Oxford Holdings, Inc. and Third Capital Partners,
              LLC, as Trustee.

10.7          Extension Agreement dated November 8, 1999, between   10-Q     0-16240      4.3     9/30/99
              the  Company  and  Third  Capital  Partners,  LLC,
              extending  the maturity  date of the 9% Senior
              Secured  Convertible  Note in the principal amount
              of $3,418,969.



                                                                           INCORPORATED BY REFERENCE
                                                                    -------------------------------------
EXHIBIT                                                                                           FILING        FILED
NUMBER                        EXHIBIT DESCRIPTION                   FORM     FILE NO    EXHIBIT    DATE        HEREWITH
------        --------------------------------------------------    ----     -------    -------  --------      --------
10.8          Extension Agreement dated November 8, 1999, between   10-Q     0-16240      4.4    9/30/99
              the  Company  and  Third  Capital  Partners,  LLC,
              extending  the maturity date of the 9% Secured
              Convertible Note in the principal amount of
              $2,000,000.

10.9          Amendment No. 6 to Commercial office lease            10-K     0-16240     10.9    12/31/00
              Agreement between Arden Realty Limited Partnership
              and JB Oxford & Company, executed as of December
              21, 2000, to lease Beverly Hills office space.

10.10         Amendment No. 7 to Commercial office lease            10-K     0-16240     10.10   12/31/00
              Agreement between Arden Realty Limited Partnership
              and JB Oxford & Company, executed as of March 21,
              2001, to lease Beverly Hills office space.

10.11         Commercial office lease Agreement between             10-K     0-16240     10.11   12/31/00
              Kennedy-Wilson Properties, Ltd. and JB Oxford &
              Company,  executed as of January 18, 2001,  to
              lease Beverly Hills office space.

10.12         Extension Agreement dated December 13, 2000,          10-K     0-16240     10.12   12/31/00
              between the Company and Third Capital Partners,
              LLC, extending the maturity  date of the 9% Senior
              Secured  Convertible  Note in the principal amount
              of $3,418,969.

10.13         Extension Agreement dated December 13, 2000,          10-K     0-16240     10.13   12/31/00
              between the Company and Third Capital Partners,
              LLC, extending the maturity date of the 9% Secured
              Convertible Note in the principal amount of
              $2,000,000.

10.14         Extension Agreement dated December 31, 2001,          10-K     0-16240     10.14   12/31/01
              between the Company and Third Capital Partners,
              LLC, extending the maturity  date of the 9% Senior
              Secured  Convertible  Note in the Principal amount
              of $3,418,969.

10.15         Extension Agreement dated December 31, 2001,          10-K     0-16240     10.15   12/31/01
              between the Company and Third Capital Partners,
              LLC, extending the maturity date of the 9% Secured
              Convertible Note in the Principal amount of
              $2,000,000.



                                                                           INCORPORATED BY REFERENCE
                                                                    -------------------------------------
EXHIBIT                                                                                           FILING        FILED
NUMBER                        EXHIBIT DESCRIPTION                   FORM     FILE NO    EXHIBIT    DATE        HEREWITH
------        --------------------------------------------------    ----     -------    -------  --------      --------
10.16         Note Extension Agreement dated December 31, 2002      8-K      0-16240      4.1     2/13/03
              between the Company and Third Capital Partners,
              LLC.

16            Letter to SEC from Arthur Andersen dated June 27,     8-K      0-16240     16.0     6/28/02
              2002.

21            List of Subsidiaries.                                                                     X

23.1           Consent of Ernst & Young.                                                                X

23.2           Notice regarding consent of Arthur Andersen LLP,                                         X
              Independent Public Accountants.

24            Power of Attorney (appears on signature page of                                           X
              this report)

28            Employee Stock Ownership Plan.                        10-K     0-16240      28     12/31/88

31.1          Rule 13a-14(a)/15d-14(a) Certification of                                                 X
              Christopher  L.  Jarratt,  Chief  Executive  Officer,  pursuant to
              Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2          Rule 13a-14(a)/15d-14(a) Certification of Michael                                         X
              J. Chiodo, Chief Financial Officer, pursuant to
              Section 906 of Sarbanes-Oxley Act of 2002, filed
              herewith.

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

        SCHEDULE I. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)


           JB OXFORD HOLDINGS, INC. STATEMENTS OF FINANCIAL CONDITION



                                                                 DECEMBER 31
                                                         ----------------------------
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
                                                         ============    ============

See accompanying notes.


                JB OXFORD HOLDINGS, INC. STATEMENTS OF OPERATIONS



                                                                 FOR THE YEARS ENDED DECEMBER 31
                                                         --------------------------------------------
                                                             2003            2002            2001
                                                         ------------    ------------    ------------
REVENUES                                                 $    641,146    $  2,376,011    $  4,366,405
                                                         ------------    ------------    ------------
EXPENSES
   General and administrative                               2,230,678       1,271,365       3,508,483
   Interest expense                                           643,556         736,481       1,128,057
   Bad debt and settlement expense                                                 --         141,667
                                                         ------------    ------------    ------------
   Total expenses                                           2,874,234       2,007,846       4,778,207
                                                         ------------    ------------    ------------
  Income (loss) before equity interest in subsidiary       (2,233,088)        368,165        (411,802)
    income
  Equity interest in subsidiary income (loss)              (2,673,528)    (11,742,373)     (8,642,004)
                                                         ------------    ------------    ------------
  Income (loss) before income taxes                        (4,906,616)    (11,374,208)     (9,053,806)
    Income tax provision (benefit)                           1042,348      (3,900,000)     (2,112,050)
                                                         ------------    ------------    ------------
   Net income (loss)                                     $ (5,948,964)   $ (7,474,208)   $ (6,941,756)
                                                         ============    ============    ============


                JB OXFORD HOLDINGS, INC. STATEMENTS OF CASH FLOWS


                                                              FOR THE YEARS ENDED DECEMBER 31
                                                         --------------------------------------------
                                                             2003            2002            2001
                                                         ------------    ------------    ------------

Net cash provided by (used in) operating activities      $    185,341    $  1,625,031    $  3,772,603
                                                         ------------    ------------    ------------
Cash flows from investing activities:
  Investment in subsidiaries                                 (250,000)        (55,000)        (77,500)
  Acquisitions of customer accounts                                --      (1,753,707)     (2,400,000)
  Capital expenditures                                             --              --          (1,536)
                                                         ------------    ------------    ------------
Net cash used in investing activities                        (250,000)     (1,808,707)     (2,479,036)
                                                         ------------    ------------    ------------
Cash flows from financing activities:
  Notes payable                                                    --      (2,740,000)     (2,008,000)
  Purchase of treasury stock                                       --              --        (167,080)
                                                         ------------    ------------    ------------
Net cash provided by (used in) financing activities                --      (2,740,000)     (2,175,080)
                                                         ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents          (61,659)        583,738        (881,513)
Cash and cash equivalents at beginning of year                 91,123         162,231       1,043,744
                                                         ------------    ------------    ------------
Cash and cash equivalents at end of year                 $     26,464    $    745,969    $    162,231
                                                         ============    ============    ============


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

     d. The Company established the JB Oxford Revocable Government Trust (the "Trust"), and loaned it $586,915, which was used to purchase 469,540 shares of the Company's common stock at an average price of $1.25 (46,954 shares at $12.50, after adjustment for the reverse stock split in October 2002). The price was a mutually agreed upon amount between the parties, the stock closed at $6.66 on February 18,1999. The stock was accounted for as treasury stock, as the JB Oxford Revocable Government Trust was considered a wholly owned subsidiary. The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the Trust's shares of the Company's common stock were transferred to the Company in satisfaction of the loan; and,

     e. The Company agreed to allow TCP to acquire 100,000 shares of the Company's common stock from Oeri Finance, Inc. for total consideration of $10.00 (10,000 shares after adjustment for the reverse stock split in October 2002).

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

     By agreement dated December 31, 2001, the maturity date for the Promissory Note was extended to December 31, 2002. Effective on or about March 22, 2002, as part of a restructuring of inter-company debts between the Company and its wholly owned subsidiary, NCC (then known as JB Oxford & Company), the Promissory Note was assigned to NCC, and the maturity date was extended to December 31, 2007.

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

LITIGATION RELATED TO ACCOUNT ACQUISITIONS

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We counter sued for violations of the purchase agreement by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to the stock to be issued. A decision is pending on that matter by the arbitration panel. If we receive an adverse ruling from the panel, we could be required to make subsequent payments to Share King LLC in cash, instead of in our choice of cash and/or stock.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003, were as follows:

          Year ending December 31:
              2004                                       $   9,977
              2005                                           2,494
              2006                                              --
              2007                                              --
              2008                                              --
              Thereafter                                        --
                                                         ---------
          Total                                          $  12,471
                                                         =========

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                              ADDITIONS
                                BALANCE AT    CHARGED TO                   BALANCE AT
                               BEGINNING OF   COSTS AND                      END OF
                                 PERIOD        EXPENSES     DEDUCTIONS       PERIOD
----------------------------   -----------   -----------   -----------    -----------
2003:
Allowance for:
   Receivable from customers   $ 2,701,183   $    80,122   $      --      $ 2,781,305
2002:
Allowance for:
  Receivable from customers    $ 2,625,178   $   138,512   $   (62,507)   $ 2,701,183
2001:
Allowance for:
  Receivable from customers    $ 2,577,451   $ 1,146,244   $(1,098,517)   $ 2,625,178



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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of JB Oxford Holdings, Inc. and in the capacities and on the date indicated:


  /s/Christopher L. Jarratt                    /s/ Mark M. Grossi
-------------------------------              -----------------------------
Christopher L. Jarratt                       Mark M. Grossi, Director
Chairman of the Board and
Chief Executive Officer


  /s/Michael J. ChiodoZ                        /s/ James G. Lewis
-------------------------------              -----------------------------
Michael J. Chiodo                            James G. Lewis, Director
Chief Financial Officer, Treasurer,
Chief Accounting Officer

                                               /s/ David G. Mahood
                                             -----------------------------
                                             David G. Mahood, Director


                                               /s/ Terry N. Pefanis
                                             -----------------------------
March 29, 2004                               Terry N. Pefanis, Director