Form 10-K/A
period 2003-12-31
JB OXFORD HOLDINGS INC
filed 2004-09-01
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3
(Mark One)

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

                                EXPLANATORY NOTE

This Amendment No. 3 to the Registrant's Form 10-K originally filed with the Securities and Exchange Commission ("SEC") on March 30, 2004 and subsequently first amended on April 29, 2004 and second amended on August 26, 2004 (the "Original Filings") is being filed solely for the purpose of correcting the signature page and Part IV (the date of the CEO and CFO certificates and the exhibit index to reflect that, except for the certificates, previously filed exhibits are incorporated by reference). None of these revisions change our previously reported net revenues, income from operations, net income, income per share or cash flows for the periods included, nor result in a restatement to our financial position or results of operations.

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



                                                                           INCORPORATED BY REFERENCE
                                                                    -------------------------------------
EXHIBIT                                                                                           FILING        FILED
NUMBER                        EXHIBIT DESCRIPTION                   FORM     FILE NO    EXHIBIT    DATE        HEREWITH
------        --------------------------------------------------    ----     -------    -------  --------      --------
10.16         Note Extension Agreement dated December 31, 2002      8-K      0-16240      4.1     2/13/03
              between the Company and Third Capital Partners,
              LLC.

16            Letter to SEC from Arthur Andersen dated June 27,     8-K      0-16240     16.0     6/28/02
              2002.

21            List of Subsidiaries.                                 10-K     0-16240     21.0     3/30/04

24            Power of Attorney (appears on signature page of       10-K     0-16240      24      3/30/04
              this report)

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

JB Oxford Holdings, Inc.


  /s/Christopher L. Jarratt
-------------------------------
Christopher L. Jarratt,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of JB Oxford Holdings, Inc. and in the capacities and on the date indicated:


  /s/Christopher L. Jarratt                    /s/ Mark M. Grossi*
-------------------------------              -----------------------------
Christopher L. Jarratt                       Mark M. Grossi, Director
Chairman of the Board and
Chief Executive Officer


  /s/Michael J. Chiodo                         /s/ David G. Mahood*
-------------------------------              -----------------------------
Michael J. Chiodo                            David G. Mahood, Director
Chief Financial Officer, Treasurer,
Chief Accounting Officer

                                               /s/ Terry N. Pefanis*
                                             -----------------------------
                                             Terry N. Pefanis, Director


*By: /s/ Christopher L. Jarratt
     ---------------------------
     Christopher L. Jarrat,
     Attorney-in-fact
     August 30, 2004