Form 10-Q
period 2004-09-30
JB OXFORD HOLDINGS INC
filed 2004-11-22
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-16240

                            JB OXFORD HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  UTAH                                                       95-4099866
  (State of incorporation or organization)                   (I.R.S. Employer
                                                             Identification No.)

  15165 Ventura Boulevard, Suite 330, Sherman Oaks, CA       91403
  (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code (818) 907-6580 Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 6, 2004, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 3,692,419.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         Sep. 30, 2004      December 31,
                                                                          (Unaudited)           2003
                                                                          ------------      ------------
ASSETS:

  Cash and cash equivalents                                               $  1,818,699      $  6,897,970

  Cash and cash equivalents segregated under federal and other
   regulations                                                                      --       130,748,572

  Receivable from broker-dealers and clearing organizations                         --        29,337,358

  Receivable from customers (net of allowance for doubtful
    accounts of $0 and $2,781,305)                                                  --        78,372,056

  Other receivables                                                            272,311         2,139,865

  Marketable securities owned - at market value                                     --           432,060

  Notes receivable from shareholder                                          2,500,000         2,500,000

  Assets held for sale                                                     188,763,433                --

  Furniture, equipment, and leasehold improvements (at cost -
   net of accumulated depreciation and amortization of $2,958,602
   and $6,352,333)                                                             132,223         2,195,783

  Clearing deposits                                                                 --         6,542,595

  Intangible assets (net of accumulated amortization
   of $0 and $3,558,678)                                                            --         2,957,837

  Other assets                                                                 112,463           780,771
                                                                          ------------      ------------
  TOTAL ASSETS                                                            $193,599,129      $262,904,867
                                                                          ============      ============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                Sept 30, 2004      December 31,
                                                                                 (Unaudited)           2003
                                                                                -------------     -------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

   LIABILITIES:

     Payable to broker-dealers and clearing organizations                       $          --     $  40,331,755

     Payable to customers                                                                  --       195,340,295

     Securities sold, not yet purchased - at market value                                  --         1,957,909

     Liabilities associated with assets held for sale                             174,258,841                --

     Accounts payable and accrued liabilities                                       6,593,222         5,436,675

     Loans from shareholders                                                               --         5,418,696

     Notes payable                                                                  3,333,819         3,458,819
                                                                                -------------     -------------
   TOTAL LIABILITIES                                                            $ 184,185,882     $ 251,944,149
                                                                                -------------     -------------

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY:

     Common stock  ($.01 par value, 100,000,000 shares authorized;
      3,739,413 and 1,756,499 shares issued)                                           37,394            17,565

     Additional paid-in capital                                                    23,282,397        18,039,086

     Retained deficit                                                             (12,993,343)       (5,425,090)

     Treasury stock at cost, 46,994 and 83,244 shares                                (913,201)       (1,670,843)
                                                                                -------------     -------------
   TOTAL SHAREHOLDERS' EQUITY                                                       9,413,247        10,960,718
                                                                                -------------     -------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 193,599,129     $ 262,904,867
                                                                                =============     =============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For The Nine Months Ended       For The Three Months Ended
                                                September 30,                    September 30,
                                              2004            2003            2004            2003
                                          -----------     -----------     -----------     -----------
REVENUES:
   Interest                               $   173,673     $   174,913     $    57,887     $    58,158
   Brokerage                                  288,113              --         195,916              --
   Other                                      100,000          10,111         100,000              --
                                          -----------     -----------     -----------     -----------
   Total revenues                             561,786         185,024         353,803          58,158
                                          -----------     -----------     -----------     -----------

EXPENSES:
   General and administrative               1,531,248         993,730         537,077         168,228
   Interest                                   482,667         483,372         160,889         161,124
   Depreciation and amortization              116,354         149,330          36,840          44,371
                                          -----------     -----------     -----------     -----------
   Total expenses                           2,130,269       1,626,432         734,806         373,723
                                          -----------     -----------     -----------     -----------

   Loss from continuing operations
    before income taxes                    (1,568,483)     (1,441,408)       (381,003)       (315,565)

     Income tax expense (benefit)               6,100        (581,228)             --         (31,017)
                                          -----------     -----------     -----------     -----------

   Net loss from continuing operations     (1,574,583)       (860,180)       (381,003)       (284,548)

   Loss from discontinued operations       (5,351,543)     (2,746,959)     (2,590,364)       (854,843)
                                          -----------     -----------     -----------     -----------

   Net loss                               $(6,926,126)    $(3,607,139)    $(2,971,367)    $(1,139,391)
                                          ===========     ===========     ===========     ===========

Basic net loss per share:
   From continuing operations             $     (0.81)    $     (0.57)    $     (0.17)    $     (0.18)
   From discontinued operations                 (2.74)          (1.80)          (1.17)          (0.55)
   Basic net loss per share
                                                (3.55)          (2.37)          (1.34)          (0.73)
Diluted net loss per share:
   From continuing operations             $     (0.81)    $     (0.57)    $     (0.17)    $     (0.18)
   From discontinued operations                 (2.74)          (1.80)          (1.17)          (0.55)
   Diluted net loss per share
                                                (3.55)          (2.37)          (1.34)          (0.73)
  Weighted average number of shares
      Basic                                 1,949,404       1,523,665       2,216,761       1,557,565
      Diluted                               1,949,404       1,523,665       2,216,761       1,557,565

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For The Nine Months Ended
                                                                                      September 30,
                                                                             -----------------------------
                                                                                 2004             2003
                                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (6,926,126)    $ (3,607,139)
  Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                              1,111,672        2,066,476
     Provision for bad debts                                                       51,340           55,285
     Deferred income taxes, net                                                        --          880,000
   Changes in assets and liabilities:
     Cash segregated under federal and other regulations                       27,581,674        3,892,369
     Receivable from broker-dealers and clearing organizations                 18,434,836      (12,471,683)
     Receivable from customers                                                 14,697,423       12,731,314
     Other receivables                                                          1,557,422          393,547
     Securities owned                                                            (489,590)         596,400
     Clearing deposits                                                          1,703,957       (5,245,728)
     Other assets                                                                (199,183)         (66,063)
     Payable to broker-dealers and clearing organizations                     (29,739,160)     (10,245,587)
     Payable to customers                                                     (31,675,092)       5,578,508
     Securities sold, not yet purchased                                        (1,956,866)       2,525,619
     Accounts payable and accrued liabilities                                   1,116,506         (410,284)
     Income taxes receivable                                                           --        1,992,066
                                                                             ------------     ------------
Net cash used in operating activities                                          (4,731,187)      (1,334,897)
                                                                             ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (223,084)        (170,351)
                                                                             ------------     ------------
Net cash used in investing activities                                            (223,084)        (170,351)
                                                                             ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable                                                     (125,000)              --
                                                                             ------------     ------------
Net cash used in financing activities                                            (125,000)              --
                                                                             ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (5,079,271)      (1,505,248)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                            6,897,970        5,579,755
                                                                             ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                               $  1,818,699     $  4,074,507
                                                                             ============     ============

See accompanying notes.

JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q

      In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial statements of JB Oxford Holdings, Inc. and subsidiaries (the "Company") for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial information should be read in conjunction with the Company's 2003 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.

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

      On June 4, 2004, the Company signed an asset purchase agreement with Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, to sell the online retail accounts of JB Oxford & Company ("JBOC"), a subsidiary of JB
Oxford Holdings, Inc. for up to $26 million in cash, subject to certain adjustments and an escrow. That transaction closed on October 8, 2004, with the final purchase price fixed at $25,870,000.00. On August 20, 2004, the Registrant entered into an agreement with North American Clearing, Inc. to sell all of its clearing rights for the correspondent accounts of its wholly-owned subsidiary National Clearing Corp. ("NCC"). Under the terms of the agreement, the Registrant received an initial payment of $100,000, and will receive 50% of the revenue related to the transferred correspondent accounts over the next five years, up to a maximum total payment of $2.5 million. Please see Note 4 "Discontinued Operations" for more information.

NOTE 2. EARNINGS PER SHARE

      The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                   For The Nine Months Ended     For The Three Months Ended
                                                        September 30,                    September 30,
                                                     2004            2003            2004            2003
                                                 -----------     -----------     -----------     -----------
BASIC EARNINGS PER SHARE:
   Net loss                                      $(6,926,126)    $(3,607,139)    $(2,971,367)    $(1,139,391)
                                                 -----------     -----------     -----------     -----------
   Loss available to common stockholders         $(6,926,126)    $(3,607,139)    $(2,971,367)    $(1,139,391)
     (numerator)
                                                 ===========     ===========     ===========     ===========
   Weighted average common shares outstanding      1,949,404       1,523,665       2,216,761       1,557,565
     (denominator)
                                                 ===========     ===========     ===========     ===========
   Basic earnings per share                      $     (3.55)    $     (2.37)    $     (1.34)    $     (0.73)
                                                 ===========     ===========     ===========     ===========

DILUTED EARNINGS PER SHARE:
   Net Loss                                      $(6,926,126)    $(3,607,139)    $(2,971,367)    $(1,139,391)
                                                 -----------     -----------     -----------     -----------
   Loss available to common stockholders plus
     assumed conversions (numerator)             $(6,926,126)    $(3,607,139)    $(2,971,367)    $(1,139,391)
                                                 ===========     ===========     ===========     ===========
   Weighted average common shares outstanding      1,949,404       1,523,665       2,216,761       1,557,565
                                                 -----------     -----------     -----------     -----------
   Weighted average common shares and assumed      1,949,404       1,523,665       2,216,761       1,557,565
     conversions outstanding (denominator)
                                                 ===========     ===========     ===========     ===========
   Diluted earnings per share                    $     (3.55)    $     (2.37)    $     (1.34)    $     (0.73)
                                                 ===========     ===========     ===========     ===========

      The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions were used, the fully diluted shares outstanding for the nine months ended September 30, 2004 and 2003 would be 3,694,935 and 3,855,609, respectively.

      The excluded options carry exercise prices ranging from $2.20 to $91.25 at September 30, 2004 and 2003. Options to purchase 151,250 shares of common stock at September 30, 2004 expire at various dates through October 4, 2012.

NOTE 3. EQUITY TRANSACTIONS AND STOCK OPTIONS

      During the first quarter of 2004, the Company issued 132,244 shares of common stock related to the acquisition of intangible assets in the amount of $466,667 in connection with the Mr. Stock transaction. The average closing market price for the ten days prior to issuance was used to determine the number of shares issued. These shares and 46,560 shares that were issued in December 2003 in the amount of $155,556 have been returned to the Company and cancelled as of September 30, 2004, in settlement of a dispute regarding the registration requirements of the Mr. Stock shares. See "Litigation Related to Account Acquisitions" included at Note 6 for additional information. Earnings per share for the periods ended September 30, 2004 have been calculated as if the shares were cancelled on September 30, 2004.

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

      On September 13, 2004 the secured convertible debentures were converted to common stock in accordance with the terms of the notes. The debentures representing notes payable in the amount of $5,418,696 were converted into 2,029,474 shares of the Company's common stock at the rate of $2.67 per share. This conversion was a requirement of the asset purchase agreement in the sale of online retail accounts to Ameritrade.

      SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation-based method prescribed in SFAS No.
123. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires the Company to provide information required by SFAS 123 on a quarterly basis. No options were issued during the nine months ended September 30, 2004 and 2003; and there is no pro forma attribution expense on previously issued options for those respective periods.

      A summary of the status of the Company's stock options as of September 30, 2004 and 2003, and changes during the periods ending on those dates is presented below:

                                           September 30, 2004              September 30, 2003
                                                        Weighted                       Weighted
                                          Shares         average         Shares        average
                                        ---------       ---------      ---------       ---------
            Outstanding at                256,825       $   15.66        257,200       $   15.72
              be-ginning of period
            Forfeited                    (105,575)          14.63           (375)          32.37
                                        ---------                      ---------
            Outstanding at end of
              period                      151,250           16.34        256,825           15.66
                                        =========                      =========
            Options exercisable           151,250           16.34        255,725           15.88
              at quarter-end
            Weighted-average fair
              value of options
              granted during the
              period                    $      --                      $      --

NOTE 4. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On June 4, 2004, the Company signed an asset purchase agreement with Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, to sell the online retail accounts of JB Oxford & Company ("JBOC"), a subsidiary of JB Oxford Holdings, Inc. for up to $26 million in cash, subject to certain adjustments and an escrow. That transaction closed on October 8, 2004, with the final purchase price fixed at $25,870,000.00. On August 20, 2004, the Registrant entered into an agreement with North American Clearing, Inc. to sell all of its clearing rights for the correspondent accounts of its wholly-owned subsidiary National Clearing Corp. ("NCC"). Under the terms of the agreement, the Registrant received an initial payment of $100,000 in October 2004, and will receive 50% of the revenue related to the transferred correspondent accounts over the next five years, up to a maximum total payment of $2.5 million. These asset groups are the brokerage operations (both clearing and retail brokerage segments) of the Company and provide substantially all of its operating revenues. These asset groups have met the criteria defined by SFAS No. 144 to be reported as discontinued operations as of June 30, 2004.

      The brokerage assets and related liabilities have been reclassified and reported as assets and liabilities held for sale. No impairment of value has been recognized, as management currently believes the carrying value of these assets will be fully recoverable from the proceeds of the sale, less any costs to sell. Additionally, the Company has no plan of liquidation nor is it the current intention of management to liquidate the Company. The Company will have cash to address its various legal matters following the sale and may identify potential new operations. The following table represents the components of assets and associated liabilities held for sale at September 30, 2004.

            Cash and cash equivalents segregated under federal and other regulations      $103,166,898
            Receivable from broker-dealer and clearing organizations                        10,902,522
            Receivable from customers (net of allowance for doubtful accounts of
               $2,832,645)                                                                  63,623,293
             Other receivable                                                                  310,132
             Marketable securities owned at market value                                       921,650
             Furniture, equipment, and leasehold improvements (at cost net of
               accumulated depreciation and amortization of $4,050,817)                      1,629,558
             Clearing deposits                                                               4,838,638
             Intangible assets (net of accumulated amortization of $4,031,264)               2,503,251
             Other assets                                                                      867,491
                                                                                          ------------
               Total assets held for sale                                                 $188,763,433
                                                                                          ============

             Payable to broker-dealer and clearing organizations                            10,592,595
             Payable to customers                                                          163,665,203
             Securities sold, not yet purchased at market value                                  1,043
                                                                                          ------------
               Total liabilities associated with assets held for sale                     $174,258,841
                                                                                          ============

      The following table reflects detailed amounts of revenue, expense and loss reported in discontinued operations for the respective periods ended September 30, 2004 and 2003. Operations previously reported have been restated to reflect the change in status to discontinued operations. Revenue of $100,000 was received in September 2004 on the sale of the correspondent clearing operation and is included in other revenue on a continuing operations basis. No gain on sale is included as of September 30, 2004 on the Ameritrade transaction because the sale did not close until October 2004.

                                            For The Nine Months Ended              For The Three Months Ended
                                                   September 30,                          September 30,
                                              2004               2003               2004               2003
                                          ------------       ------------       ------------       ------------
REVENUES:
   Commissions                            $  5,149,891       $  6,325,195          1,197,131       $  2,193,145
   Interest                                  3,780,347          4,063,845          1,147,900          1,251,411
   Trading profits                             296,320          1,002,314             93,511           (265,874)
   Clearing and execution                    1,710,736          2,153,758            523,973            716,849
   Other                                        91,515            274,957             27,504             15,893
                                          ------------       ------------       ------------       ------------
      Total revenues                        11,028,809         13,820,069          2,990,019          3,911,424
                                          ------------       ------------       ------------       ------------

EXPENSES:
   Employee compensation                     3,863,159          5,002,361            985,727          1,540,767
   Clearing and floor brokerage                741,119            495,463            264,789            249,333
   Communications                            1,390,512          1,540,609            319,783            484,135
   Occupancy and equipment                   2,472,886          2,962,874            798,303            904,122
   Interest                                    281,585            418,783             83,489             89,439
   Data processing charges                   2,534,293          1,718,807          1,367,509            614,275
   Professional services                     2,499,879          1,327,395            644,942            416,801
   Promotional                                 163,632            165,970             25,299             46,997
   Bad debts                                    51,340             55,285             12,605             20,208
   Amortization of intangible assets           454,586          1,101,968                 --            360,727
   Other operating expenses                  1,921,161          2,611,007          1,077,937            583,435
                                          ------------       ------------       ------------       ------------
      Total Expenses                        16,374,152         17,400,522          5,580,383          5,310,239
                                          ------------       ------------       ------------       ------------
   Loss before income taxes                 (5,345,343)        (3,850,453)        (2,590,364)        (1,398,815)
   Income tax expense (benefit)                  6,200         (1,103,494)                --           (543,972)
                                          ------------       ------------       ------------       ------------

   Loss from discontinued operations      $ (5,351,543)      $ (2,746,959)      $ (2,590,364)      $   (854,843)
                                          ============       ============       ============       ============

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

      At September 30, 2004, NCC had net capital of $6,507,975, which was $5,172,622 in excess of the minimum amount required. At December 31, 2003, NCC had net capital of $9,554,544, which was $7,873,465 in excess of the minimum amount required.

      At September 30, 2004, JBOC had net capital of $310,303, which was $60,303 in excess of the minimum amount required. At December 31, 2003, JBOC had net capital of $420,575, which was $414,478 in excess of the minimum amount required.

NOTE 6. CONTINGENT LIABILITIES

      The Company and its subsidiaries are a party to a number of pending legal or administrative proceedings incidental to the Company's business, including customer brokerage transactions claims as well as matters related to the Company's clearing services. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. Those that may have a significant impact on the Company have been reported in previous filings. There has been no significant change in the legal and administrative proceedings reported in the Company's Form 10-K and Form 10-K/A at December 31, 2003 and Form 10-Q at June 30, 2004, except as disclosed below.

SEC MUTUAL FUND INVESTIGATION

On or about August 24, 2004, the SEC's Los Angeles Office commenced a civil lawsuit against the Company, NCC, and three of its former officers and employees, alleging violations of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder, and Section 22(c) of the Investment Company Act of 1940 and Rule 22c-1 thereunder. The suit seeks unspecified monetary damages and penalties, as well as other remedies against the individual defendants. The suit contends that the Company wrongfully allowed customers to place mutual fund trades after 4:00p.m. EST, and wrongfully assisted clients in "market timing" of mutual funds. While the Company admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any specific amounts related to this matter, as the amount of loss is not estimable at this time. The Company maintains a litigation reserve, which it believes is adequate to cover the minimum estimated loss. However, substantial penalties in excess of the litigation reserve from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company.

LITIGATION RELATED TO CORRESPONDENT CLEARING

On August 20, 2004, NCC settled two pending arbitrations involving claims of approximately 60 former customers of correspondent firms that previously cleared through NCC. The settlement called for a lump sum payment by the Registrant of $1.25 million on or before October 18, 2004, which payment was timely made. The Company evaluated the adequacy of its litigation reserve at the end of the third quarter. As a result of this settlement, the Company recorded a charge of $750,000.

LITIGATION RELATED TO ACCOUNT ACQUISITIONS

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We counter-sued for violations of the purchase agreement by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to the stock to be issued. In October 2004, we settled the dispute with Share King LLC by making a one-time payment of $1.4 million. As a part of that settlement, all shares issued to Share King LLC were returned to the Company to be cancelled.

NOTE 7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                         For The Nine Months
                                                           Ended Sept 30,
                                                       ----------------------
                                                         2004          2003
                                                       --------      --------
Supplemental Disclosures of Cash Flow Information
    Cash paid for:
        Interest                                       $647,347      $784,545
        Income taxes                                     12,300        71,977

Supplemental disclosure of non-cash investing and financing activities:

      Treasury stock bonus issued to employees in the amount of $115,514 and $142,695 for 2004 and 2003, respectively.

      Cancellation of common stock issued to acquire intangible assets in the amount of $155,556 for 2004 (See Note 3 Equity Transactions and Stock Options).

      Conversion of convertible debentures representing notes payable in the amount of $5,418,696 were converted into 2,029,474 shares of the Company's common stock for 2004.

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

Business Overview

Through our wholly-owned subsidiaries, we were previously engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. With the completion of the transactions with Ameritrade, Inc. and North American Clearing, we now provide market making and institutional trading services only. See Note 4, Assets Held for Sale and Discontinued Operations. Our business is headquartered in Los Angeles, California.

Recent Developments

On June 7, 2004, we announced that Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, had signed a definitive agreement to purchase the online retail accounts of JB Oxford & Company ("JBOC"). The purchase price of $26 million was subject to adjustment based upon the number of accounts actually transferred at the closing. The transaction closed on October 8, 2004, with the final purchase price being set at $25.87 million. As a condition to that transaction closing, Third Capital Partners, LLC converted its holdings of our convertible notes with an aggregate principal amount of approximately $5.4 million into approximately 2 million shares of our common stock, representing approximately 52% of our total outstanding shares, on a fully-diluted basis.

On August 20, 2004, the Registrant entered into an agreement with North American Clearing, Inc. to sell all of its clearing rights for the correspondent accounts of its wholly-owned subsidiary National Clearing Corp. ("NCC"). Under the terms of the agreement, the Registrant received an initial payment of $100,000, and will receive 50% of the revenue related to the transferred correspondent accounts over the next five years, up to a maximum total payment of $2.5 million.

On or about August 24, 2004, the SEC's Los Angeles Office commenced a civil lawsuit against the Company, NCC, and three of its former officers and employees, alleging violations of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder, and Section 22(c) of the Investment Company Act of 1940 and Rule 22c-1 thereunder. The suit seeks unspecified monetary damages and penalties, as well as other remedies against the individual defendants. The suit contends that the Company wrongfully allowed customers to place mutual fund trades after 4:00p.m. EST, and wrongfully assisted clients in "market timing" of mutual funds. While the Company admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any specific amounts related to this matter, as the amount of loss is not estimable at this time. The Company maintains a litigation reserve, which it believes is adequate to cover the minimum estimated loss. However, substantial penalties in excess of the litigation reserve from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company.

Market Making Activities

In order to facilitate the execution of security transactions for our own customers, NCC acts as a market maker for approximately 10 public corporations whose stocks are traded on the NASDAQ National Market System, or other national exchanges. The number of companies in which NCC acts as a market maker fluctuates depending upon various factors, including trading volume and the number of employees in a trading capacity. Our market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. ("NASD") regarding best execution.

Results of Operations

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Continuing Operations

Revenues from ongoing institutional sales and trading services provided $213,580 in commission revenue and $74,533 in trading profits for the nine months ended September 30, 2004. The Company did not provide such services in 2003. Interest earned for the nine months ended September 30, 2004 amounted to $173,673. This compares to $174,913 of interest earned in the first nine months of 2003. The Company also generated $100,000 from the sale of its correspondent clearing operation during the nine months ended September 30, 2004.

Our general and administrative expense increased by $537,518 or 54% to $1,531,248 in the first nine months of 2004 from $993,730 in the first nine months of 2003. This increase resulted primarily from professional fees that increased $461,310 to $882,163 in the first nine months of 2004 from $420,853 in the first nine months of 2003. These fees were incurred largely due to the SEC mutual fund investigation and the lawsuit against the Parent Company. See Note 6 above. General and administrative expenses included employee compensation of $336,328 and $265,585 for the nine months ended September 30, 2004 and 2003, respectively.

Discontinued Operations

Loss from discontinued operations amounted to $5,351,543 in the first nine months of 2004 compared to $2,746,959 in the first nine months of 2003. This is a change of $1,604,584 or 58% increase in the loss.

Revenues from Discontinued Operations

Our total discontinued brokerage revenues were $11,028,809 in the first nine months of 2004, a decrease of 20% from $13,820,069 in the first nine months of 2003. The primary reason for the decrease in brokerage revenue was a decline in Commission revenues of $1,175,304 or 19% to $5,149,891 in the first nine months of 2004 from $6,325,195 in the first nine months of 2003. Additionally, trading profits decreased 70% to $296,320 in the current period from $1,002,314 in the first nine months of 2003. Clearing and execution revenues decreased 21% to $1,710,736 in the first nine months of 2004 from $2,153,758 in the first nine months of 2003. Interest revenue decreased 7% to $3,780,347 in the first nine months of 2004 from $4,063,845 in the first nine months of 2003.

Discontinued retail commission revenue decreased $1,175,304, or 19% to $5,149,891 in the first nine months of 2004 compared to $6,325,195 in the first nine months of 2003. The decrease in commission revenue, is the result of fewer trade transactions and also reflects JBOC's adoption during 2003 of a more competitive pricing schedule.

Interest revenues from brokerage operations decreased $283,498 or 7% to $3,780,347 in the first nine months of 2004 compared to $4,063,845 in the first nine months of 2003. Net interest income decreased 4% from $3,645,062 in the first nine months of 2003 to $3,498,762 in the first nine months of 2004. The changes in interest revenues reflect decreased yields on bank deposits and a decline in segregated cash balances, offset by increased customer margin balances over the same period.

Trading profits decreased 70% to $296,320 in the first nine months of 2004 from $1,002,314 in the first nine months of 2003. The decrease in trading profits resulted primarily from a 70% decrease in volumes in firm proprietary trading accounts, augmented by a loss of approximately $150,000 in one security position in the first quarter of 2004.

Clearing and execution revenues decreased $443,022 or 21% to $1,710,736 in the first nine months of 2004 compared to $2,153,758 in the first nine months of 2003. The largest factor in the decrease was a $232,416 decrease in inactivity fee revenues from the first nine months of 2003 compared to the first nine months of 2004. The decrease results from inactive accounts being closed or moved to other broker-dealers.

Expenses from Discontinued Operations

Expenses from discontinued brokerage activities totaled $15,374,152 for the first nine months of 2004, a decrease of 13% from $17,670,522 in the first nine months of 2003. Included in the expense of 2003 is a $1,500,000 accrual for the abandonment of leased property in Oakland, California related to the acquisition of the Mr. Stock accounts. Excluding this one-time item, expenses decreased $796,370 or 5% during the first nine months of 2004 compared to the first nine months of 2003. The largest increase was attributable to the increase of $1,172,484 in professional services incurred in the first nine months of 2004 when compared with the first nine months of 2003. Decreases in certain expense items reflect the impact of cost containment measures taken by management during the past several years. Many of our expenses, including clearing expense, interest expense, and data processing charges were directly related to commission revenues, interest revenues and trading revenues. Assets that are classified as held for sale cease to be deprecated and amortized. There was also a decrease of $568,232 in amortization expense that would have otherwise been expensed, because customer intangible assets were held for sale.

Employee compensation from discontinued brokerage operations decreased by 23% in the first nine months of 2004 to $3,863,159 from $5,002,361 in the first nine months of 2003, as the Company continued to reduce its workforce. Interest expense decreased 33% to $281,585 in the first nine months of 2004 from $418,783 in the first nine months of 2003. This decrease was in line with the revenue decreases discussed above.

Professional services increased by $1,172,484 or 88% in the first nine months of 2004 to $2,499,879 from $1,327,395 in the first nine months of 2003. Legal fees included in professional services increased $1,190,271 primarily as a result of the SEC mutual fund investigation involving NCC.

Occupancy and equipment expenses decreased $489,988 or 17% to $2,472,886 in the first nine months of 2004 from $2,962,874 in the first nine months of 2003, as property and equipment lease commitments have ended. Included in 2004 is the accrual of $315,000 that was paid in November 2004 to terminate the lease in Beverly Hills. The termination of these lease eliminated a total lease commitment of $7,068,602 from November 2004 through December 2010. Included in data processing expense for the nine months ended September 30, 2004 is the accrual of $1,000,000 relating to the buy out of a data processing provider service agreement. This contract, prior to the buy out, required payments of approximately $2,200,000 over the next four years. Payment of the $1,000,000 is required prior to the end of 2004. Additionally, amortization expense decreased $647,382 during the first nine months of 2004 compared to the first nine months of 2003, of which $568,232 was because the intangible assets were classified as held for sale in 2004.

Other expense decreased by $689,846 during the first nine months of 2004 compared to the first nine months of 2003. The most significant reason for the change is a one-time charge in the first nine months of 2003 of $1,500,000 for the abandonment of leased property in Oakland, California related to the acquisition of the Mr. Stock accounts. This charge was offset in part by the accrual of $750,000 in the third quarter 2004 related to the settlement of a correspondent clearing case (see Note 6 Contingent Liabilities).

Quarter Ended September 30, 2004 Compared with Quarter Ended September 30, 2003

Continuing Operations

Revenues from ongoing institutional sales and trading services provided $130,360 in commission revenue and $65,556 in trading profits for the quarter ended September 30, 2004. The Company did not provided such services in 2003. Interest earned for the quarter ended September 30, 2004 amounted to $57,887. This compares to $58,158 of interest earned in the third quarter of 2003. The Company also generated $100,000 from the sale of its correspondent clearing operation during the quarter ended September 30, 2004.

Our general and administrative expense increased by $368,228 or 219% to $537,077 in the third quarter of 2004 from $168,228 in the third quarter of 2003. This increase resulted from professional fees that increased $240,076 to $260,128 in the third quarter of 2004 from $20,052 in the third quarter of 2003. These fees were incurred due to the SEC mutual fund investigation and the litigation related to the Oeri notes. See Note 6 to the accompanying financial statements. General and administrative expenses included employee compensation of $142,658 and $52,546 for the three months ended September 30, 2004 and 2003, respectively. The increase in 2004 relates to commissions paid on commissions generated on institutional sales and trading services.

Discontinued Operations

We recorded a net loss from discontinued operations of $2,590,364 for the quarter ended September 30, 2004. This compares with a net loss of $854,843 for the quarter ended September 30, 2003.

Total discontinued brokerage revenues for the third quarter of 2004 were $2,990,019, a decrease of $921,405 or 24% from the comparable quarter of 2003. Lower trading volumes during the third quarter of 2004 caused commission revenue to decrease $996,014 or 45% in the same period compared with the third quarter of 2003, and $552,311 or 32% when compared with the second quarter of 2004.

Clearing revenue decreased $192,876 or 27% during the third quarter of 2004 compared with the third quarter of 2003, and decreased $103,446 or 16% compared with the second quarter of 2004, primarily due to the sale of the correspondent clearing operation that occurred during the first week of September 2004.

Interest revenue from brokerage operations decreased $103,511 or 8% to $1,147,900 from $1,251,411 for the third quarter of 2004 compared with the third quarter of 2003. Interest revenue decreased as a result of declining margin balances, which was partially offset by increases in margin interest rates. Net interest income decreased $97,561 or 8% to $1,064,411 in the third quarter of 2004 from $1,161,972 in the third quarter of 2003.

Total discontinued brokerage expenses for the third quarter of 2004 were $4,580,383, a decrease of $729,859 or 14% from the comparable quarter of 2003. Interest expense decreased $5,950 or 7% during the third quarter of 2004 compared with the third quarter of 2003 on lower customer credit balances and interest rates.

Employee compensation from discontinued brokerage operations decreased $555,040 or 36% to $985,727 in the third quarter of 2004 from $1,540,767 during the third quarter of 2003, due to workforce reductions. Professional services expenses increased $228,414 or 55% in the third quarter of 2004 when compared to the third quarter of 2003, due to increased legal fees as a result of the SEC mutual fund investigation involving NCC.

Occupancy and equipment expenses decreased $105,819 or 12% in the third quarter of 2004 when compared with the third quarter of 2003. Included in data processing expense for the quarter ended September 30, 2004 is the accrual of $1,000,000 relating to the buy out of a data processing provider service agreement, as explained above. Amortization expense decreased $360,727 during the third quarter of 2004 compared to the third quarter of 2003, no amortization was provided for in the third quarter 2004 because intangible assets were classified as held for sale. Data processing charges decreased $246,766 or 40% on lower trading volumes in the third quarter of 2004 when compared with the third quarter of 2003.

Other expenses increased $494,502 or 85% in the third quarter of 2004 compared with the third quarter of 2003. This increase results from the accrual of $750,000 in the third quarter 2004 related to the settlement of a correspondent clearing case (see Note 6 Contingent Liabilities).

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

During the most recent seven fiscal quarters, NCC's net capital has declined from $9,452,719 at December 31, 2002 to $6,507,975 at September 30, 2004. We
have suffered recurring operating losses, have limited access to capital and have significant pending litigation. Further, there is significant uncertainty with respect to the outcome of the SEC investigation into alleged late trading conducted by NCC. The report of our independent accountants for the year ended December 31, 2003, included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As a result of these and other considerations, our Board of Directors concluded that it was in the best interest of our shareholders to effect a sale of the online retail brokerage business conducted by JBOC. On June 4, 2004, we signed an asset purchase agreement with Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, to sell the online retail accounts of JBOC. The purchase price was $25.87 million. The transaction closed on October 8, 2004 and JBOC received the initial required payment of $14.0 million. Third Capital Partners, LLC has converted its holdings of our convertible notes with an aggregate principal amount of approximately $5.4 million into approximately 2 million shares of our common stock, representing approximately 52% of the total outstanding shares, on a fully-diluted basis. In addition, we have sold our correspondent clearing operation to North American Clearing, Inc. for $100,000 and 50% of the revenue over the next five years for the transferred accounts, up to a maximum total payment of $2.5 million. The net proceeds will be utilized to address pending legal matters and for other general expenses.

Liquidity at September 30, 2004

Our cash position decreased during the first nine months of 2004 by $5,079,271 to $1,818,699. This compares with a net decrease in cash and cash equivalents of $1,505,248 in the first nine months of 2003. The fluctuation in our cash position is impacted by the settlement cycles of the business, which relate directly to the cash provided from or used in operations.

We do not anticipate making any principal payments on loans from shareholders due December 31, 2004, in the amount of $5,418,696. Instead, the holder has converted these notes into approximately 2 million shares of our common stock (See Other Events in Part II, below). We also do not anticipate making any payments on notes payable in the principal amount of $2,889,375 (See "Litigation Related to Oeri Notes" in Legal Proceedings in Part II, below).

Cash Flows From Operating Activities

Net cash used in operating activities (including discontinued operating activities) was $4,731,187 for the first nine months of 2004, compared to cash of $1,334,897 used in operations during the first nine months of 2003. Our net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of NCC.

During the first nine months of 2004, the most significant source of cash was the decrease in cash segregated under federal and other regulations of
$27,581,674. Additionally, receivables from broker-dealer and clearing organizations decreased to provide cash of $18,434,836, and customer receivables decreased to provide cash of $14,697,423. These sources of cash were offset by the decreases in payables to broker-dealers and clearing organizations of $29,739,160 and payables to customers of $31,675,092 that are uses of cash. The net loss of $5,926,126 also used cash in operations.

Cash Flows Used In Investing Activities

The net cash used in investing activities during the first nine months of 2004 was $223,084 compared with $170,351 during the first nine months of 2003. All of the cash used for investing activities in the respective periods was for capital expenditures. We presently have no plans to open additional offices and no significant commitments for capital expenditures. Therefore, our requirement for capital resources is not material to the business as a whole.

Cash Flows From Financing Activities

The net cash used in financing activities during the first nine months of 2004 was $125,000 compared with no cash used in financing activities in the first nine months of 2003. The cash used in 2004 was for the repayment of notes payable.

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

      On or about August 24, 2004, the SEC's Los Angeles Office commenced a civil lawsuit against the Company, NCC, and three of its former officers and employees, alleging violations of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder, and Section 22(c) of the Investment Company Act of 1940 and Rule 22c-1 thereunder. The suit seeks unspecified monetary damages and penalties, as well as other remedies against the individual defendants. The suit contends that the Company wrongfully allowed customers to place mutual fund trades after 4:00p.m. EST, and wrongfully assisted clients in "market timing" of mutual funds. While the Company admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any specific amounts related to this matter, as the amount of loss is not estimable at this time. The Company maintains a litigation reserve, which it believes is adequate to cover the minimum estimated loss. However, substantial penalties in excess of the litigation reserve from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company.

THIRD CAPITAL HAS CONVERTED ITS NOTES INTO SHARES OF COMMON STOCK AND OUR STOCK PRICE COULD MATERIALLY DECLINE IF THIRD CAPITAL SELLS IT SHARES.

      As of August 6, 2004, we had approximately 1.85 million shares of common stock outstanding. The convertible notes currently held by Third Capital Partners were converted into approximately 2 million shares of common stock on September 8, 2004. As a result, the ownership percentage of our shareholders other than Third Capital Partners has been significantly diluted. Third Capital Partners now owns approximately 52% of our common stock.

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

WE HAVE INCURRED OPERATING LOSSES IN THE PAST AND MAY INCUR FUTURE OPERATING LOSSES.

      We incurred net operating losses of approximately $5 million for the year ended December 31, 2003, approximately $11 million for the year ended December 31, 2002, and approximately $9 million in 2001. As a result of the sales to Ameritrade and North American Clearing, the Company is reviewing its options for ongoing business and investment of the proceeds from the sales. However, any such new business venture may require additional capital. There can be no assurance that such capital will be available to us, or if available, on terms that are not substantially dilutive to existing shareholders. Additionally, we could lose our uncommitted lines of credit, which would greatly restrict our ability to finance our operations and we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

WE COULD SUFFER SUBSTANTIAL LOSSES AND CUSTOMER LITIGATION IF OUR ELECTRONIC SYSTEMS WHICH SUPPORT ONLINE TRADING FAIL, OR IF OUR TRANSACTIONS PROCESS IS SLOW.

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

OUR FAILURE TO MAINTAIN THE NET CAPITAL LEVELS REQUIRED BY VARIOUS REGULATORS COULD ADVERSELY AFFECT OUR BUSINESS.

      The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. Our net capital has declined over the past three years. At September 30, 2004, our NCC subsidiary had net capital of $7,507,975, which was $6,172,622 in excess of the minimum amount required. At December 31, 2003 NCC had net capital of $9,554,544, as compared to $9,452,719 and $18,975,361 at December 31, 2002 and 2001, respectively.

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

Equity Price Risk

NCC acts as a market maker for approximately 10 public corporations whose stocks are traded on the NASDAQ National Market System or other national exchanges. The Company selects companies in which it makes a market based on a review of the current market activity, and also to facilitate trading activity of its own and correspondent's clients. Market making may result in a concentration of securities that may expose the Company to additional risk; however, the Company does not maintain a significant inventory of equity securities.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2004, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 ("Disclosure Controls"). Based upon the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls were effective in timely alerting them to material information required to be included in our periodic SEC reports.

CHANGES IN INTERNAL CONTROLS

We have also evaluated our internal controls for financing reporting, and there have been no significant changes in our internal controls during the quarter ended September 30, 2004, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

      On or about August 24, 2004, the SEC's Los Angeles Office commenced a civil lawsuit against the Company, NCC, and three of its former officers and employees, alleging violations of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder, and Section 22(c) of the Investment Company Act of 1940 and Rule 22c-1 thereunder. The suit seeks unspecified monetary damages and penalties, as well as other remedies against the individual defendants. The suit contends that the Company wrongfully allowed customers to place mutual fund trades after 4:00p.m. EST, and wrongfully assisted clients in "market timing" of mutual funds. While the Company admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is probable, the Company has not accrued any specific amounts related to this matter, as the amount of loss is not estimable at this time. The Company maintains a litigation reserve, which it believes is adequate to cover the minimum estimated loss. However, substantial penalties in excess of the litigation reserve from fines or settlements resulting from an adverse outcome or judgment in this matter could have a material adverse effect on the financial position and results of operations of the Company.

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

On June 29, 2004, EBC Trust filed a summons and complaint with the United States District Court for the Central District of California. The action requests the imposition of a constructive trust on the proceeds of the Ameritrade Acquisition sufficient to satisfy the disputed obligations discussed above. The Company plans to raise the same defenses as discussed above in defense of this claim.

LITIGATION RELATED TO ACCOUNT ACQUISITIONS

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We counter-sued for violations of the purchase agreement by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to the stock to be issued. In October 2004, we settled the dispute with Share King LLC by making a one-time payment of $1.4 million. As a part of that settlement, all shares issued to Share King LLC were returned to the Company to be cancelled.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            On September 13, 2004, Third Capital Partners, LLC exercised its conversion rights under two 9% Secured Convertible Notes in the aggregate principal sum of $5,418,696. Upon conversion, the Company issued 2,029,474 shares of its common stock, par value $.01 per share, to Third Capital Partners. The shares were issued at the conversion rate of $2.67 per share, as required by the terms of the Secured Convertible Notes.

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

31.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Michael J. Chiodo,  Chief Financial Officer,  pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

(b)   Reports on Form 8-K.

      During the third quarter, we filed a Report on Form 8-K, dated August 24, 2004, reporting that North American Clearing, Inc., had signed a definitive agreement to purchase the correspondent clearing accounts of National Clearing Corp. The filing also reported the settlement of two pending arbitration matters, and our financial results for the second quarter of 2004.

      Also, after the end of third quarter, but before the date hereof, we filed a Report on Form 8-K, dated October 12, 2004, reporting that the transaction with Ameritrade, Inc., a subsidiary of Ameritrade Holdings, Corporation, had been consummated.

      Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JB Oxford Holdings, Inc.


/s/ Michael J. Chiodo
---------------------
Michael J. Chiodo
Chief Financial Officer

November 22, 2004