Form 10-K
period 2004-12-31
JB OXFORD HOLDINGS INC
filed 2005-04-22
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 3l, 2004

                                       OR
|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number 0-16240
                            JB Oxford Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

UTAH                                                                                            95-4099866
(State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

  15165 Ventura Boulevard, Suite 330, Sherman Oaks, CA                                              91403
  (Address of principal executive offices)                                                        (Zip Code)

  Registrant's telephone number, including area code                                            (818) 907-6580
-----------------------------------------------------------------------------------------------------------------------
  Securities registered pursuant to Section 12(b) of the Act:                                       None
  Securities registered pursuant to Section 12(g) of the Act:

             Title of each class Common stock, $0.01 par value:

      Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). |_|.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $4,744,230 computed based on the closing price of the stock on June 30, 2004.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,739,413 shares outstanding at March 4, 2005.

      Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the 2004 annual meeting, which will be filed on or before 120 days after December 31, 2003, are incorporated by reference into
Part III, Items 10 - 14 of this Form 10-K.

                                     PART I

Item 1. Business

Overview

JB Oxford Holdings, Inc. (Nasdaq: JBOH), through its JB Oxford & Company and National Clearing Corp. subsidiaries, previously provided clearing and execution services, and discount brokerage services with access to personal brokers, online trading and cash management. In late 2004, the company completed the sale of its retail, clearing and execution services, and maintains only its institutional trading and market making activities.

Our former retail subsidiary is JB Oxford & Company ("JBOC"). JBOC was a registered broker-dealer offering discount and electronic brokerage services to the investing public. JBOC withdrew its broker/dealer license at the end of 2004. JBOC is now looking at investment opportunities for the proceeds of the sale of assets to Ameritrade, Inc. in 2004.

Our institutional trading subsidiary is National Clearing Corp ("NCC"). NCC is a registered broker-dealer, offering market making and institutional trading services to institutional clients. NCC formerly was a self-clearing broker/dealer offering clearing services to other broker/dealers. It ceased offering clearing services in September 2004.

We were incorporated in Delaware on March 31, 1987, and completed our initial public offering in September 1987. We changed our state of incorporation to Utah in 1990. Our business is headquartered in Sherman Oaks, California.

Our principal executive offices are located at 15165 Ventura Boulevard, Suite 330, Sherman Oaks, California 91403 and our telephone number at such address is
(818) 907-6580. Copies of our filings with the Securities and Exchange Commission are available from the Company free of charge upon request, or can be downloaded from the SEC's website (www.sec.gov).

Our Operations

Our operations are conducted primarily through our two wholly-owned subsidiaries, JBOC and NCC. JBOC is looking at investment opportunities while considering future business alternatives and NCC provides market making and institutional trading services.

Our Investment Activities

Our JBOC subsidiary received $14 million in October 2004 from the sale of assets to Ameritrade, Inc. In January 2005, we received an additional $8.3 million. The final payment of $3.5 million is held in escrow under the terms of the Asset Purchase Agreement with Ameritrade and is payable in 2006, less the amount of any liabilities to Ameritrade thereunder.

Upon receipt, the sales proceeds were invested in cash equivalents such as money market funds. In addition, on December 2, 2004, the Company, through a new 99.9% owned subsidiary of JBOC, Dolphin Bay, LLC, acquired approximately 10 acres of undeveloped land in Walton County, Florida, for $5.5 million. The Company capitalized Dolphin Bay with approximately $2.413 million, and Dolphin Bay obtained a loan in the amount of $2.6 million from a commercial bank. Dolphin Bay paid $4.7 million of the purchase price in cash and delivered its promissory note to the seller for the remainder of the purchase price ($800,000). Dolphin Bay paid approximately $313,000 in closing costs on the acquisition, including an interest reserve of $214,500 on the bank loan. Mortgages on the acquired property secure the loans from the bank and from the seller. The Company acquired the land as an investment in order to maximize the overall return of its invested funds. The Company has not determined whether to hold the land for short-term appreciation, longer-term appreciation or development. To assist with management of the current investment, as well as to examine additional potential investments, in December 2004, we purchased a 2001 Piper Meridian aircraft through our FiCorp, Inc. subsidiary. The purchase price was $1,115,000.

JBOC continues to look for additional investment opportunities, including the investment in, or acquisition of, an operating business. However, no decisions have been made with regard to any particular further investment.

Our Market Making and Institutional Trading Services

Through our NCC subsidiary, we are an introducing broker-dealer, which provides market making and institutional trading services for institutional customers. We are registered with the SEC and the NASD. Our revenue from this business during the fourth quarter of 2004 was $251,750.

In order to facilitate the execution of security transactions for our customers, we act as a market maker for approximately 10 public corporations whose stocks are traded primarily on the NASDAQ over-the-counter Bulletin Board System. We derive revenue in our market making activities by going at risk against the market to fill customer orders, and then entering into further trades to close the position. Our revenue in this regard is the difference between the prices we fill customer orders and the prices we incur to close the positions. Because these activities are subject to many variables, including the specific security, the level of overall trading in the market and the activities of competitors who are also market making, the revenue we derive from these activities will vary. Generally, we do not maintain inventories of securities for sale to our customers.

We continually review and monitor these activities to ensure that established policies are adhered to and that we operate in compliance with applicable regulatory requirements. In addition, all of our market making activity is reviewed on a near constant basis by the NASD through its automated trade review system.

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

      o     minimum net capital requirements for our brokerage subsidiary, NCC.

      o rules regulating the trading of securities on behalf of customers and the Company.

State Regulations. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements. For the most part, however, state regulators typically rely on the existing federal and self-regulatory organization rules for governing the actions of broker-dealers. During the first quarter of 2005, we have withdrawn from approximately 40 states and are no longer subject to the registration requirements of those states.

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

In computing net capital under Rule 15c3-1, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a firm's position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with Rule 15c3-1 could require intensive use of capital and could limit our future business operations. Failure to comply with the minimum net capital requirements of Rule 15c3-1 would require us to infuse additional capital into our NCC subsidiary, which could limit our ability to pay our debts and/or interest obligations, and may subject us to certain restrictions that may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that we cannot or elect not to increase the level of capital into that business or otherwise bring us into compliance, we would ultimately be forced to cease its operations.

We have elected to use the alternative method of net capital computation, as permitted by Rule 15c3-1, which requires us to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 2004, NCC had net capital of $2,640,170, which was $2,390,170 in excess of the $250,000 minimum required. JBOC, as an introducing broker-dealer, had net capital requirements of only $5,000, as it did not hold customer funds or securities. Further, JBOC withdrew as a broker/dealer at year-end, and no longer has any net capital requirement. We file a Form X-17A-5 containing our Net Capital calculations on a monthly basis with the NASD. In addition, these calculations are reviewed during all periodic examinations by our regulators; the last such examination occurred in May 2004. Reviews of our Form X-17A filings have not resulted in any material action being taken by the NASD with respect to our Net Capital Requirements.

Our Insurance

We maintain general liability insurance in amounts we believe are sufficient for our operations. These current policies expire in April of 2005. Some of the claims against us, however, could exceed the scope of our coverage in effect or coverage of particular claims or damages could be denied. In addition, we may not be able to obtain adequate insurance at a reasonable cost in the future.

Our Competition

Our execution and market making business faces competition in seeking new clients from other broker-dealers, such as UBS PaineWebber, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney, Inc. (a subsidiary of Citigroup, Inc.), among other traditional firms, as well as Charles Schwab & Co., Inc. and other discount brokerage firms that also provide market making and/or institutional trading services. Competition is based upon many factors, including reputation, size, experience, advertising, services, relationship, cost and reliability. Many of our competitors in this business have significantly greater resources than we have.

Our Employees

As of March 4, 2005, we had 9 employees. In October 2004, once the sale of assets to Ameritrade was completed, we laid off the majority of our employees.

Item 2. Properties

Our principal offices are located at 15165 Ventura Blvd., Suite 330, Sherman Oaks, California 91403.We lease or conduct our operations from, and have our administrative offices at, the following locations:

                   Location                  Area (Sq. Feet)         Principal Use                 Lease
                   --------                  ---------------         -------------                 -----

  One Exchange Plaza, 19th Floor                  6050           Vacated - Sublet          Expires Dec. 2006
  New York, NY  10006

  15165 Ventura Blvd., Suite 330                  2,370          Administration and        Expires Oct.. 2006
  Sherman Oaks, CA  91403                                        NCC Operations

  109 South Seventh Street, Suite 111             1,100          Vacated                   Expires Feb. 2008
  Minneapolis, MN  55402

Our offices, and the offices and facilities of our subsidiaries, are considered by management to be generally suitable and adequate for their intended purpose. With our reductions in force over the past two years, some of our office space has been vacated. We negotiated an early release from our former Beverly Hills, Oakland, and Miami office leases, and we have sublet our space in New York.

Item 3. Legal Proceedings

In addition to those matters described below, we are from time to time subject to legal, arbitration or administrative proceedings arising in the ordinary course of our business, including claims by former customers relating to brokerage services, as well as matters related to our former clearing services. We are also subject to periodic regulatory audits and inspections by the SEC and NASD that could give rise to claims against us. While we make provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, legal matters are inherently unpredictable and expensive to defend. If there are adverse outcomes in our legal proceedings, it could have a material adverse effect on our business and financial condition. Those proceedings that management believes may have a significant impact are described below. However, there can be no assurance that in the future, other current or future proceedings will not have a material adverse effect on our financial condition or results of operations. In particular, if we were required to pay a judgment in excess of the amount reserved, such a payment would negatively impact the financial condition of the Company. We regularly assesses its potential liability in all pending litigation to properly set the level of reserves for such litigation. To the extent that the reserves are sufficient to cover all awards and settlements, no currently threatened or pending litigation should materially impact the our financial position, results of operations or cash flows. Our aggregate reserve for pending litigation was $611,452 as of December 31, 2004.

SEC Mutual Fund Lawsuit

On or about August 24, 2004, the SEC's Los Angeles Office commenced a civil lawsuit against the Company, NCC, and three of its former officers and employees, alleging violations of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder, and Section 22(c) of the Investment Company Act of 1940 and Rule 22c-1 thereunder. In January 2005, all claims under Section 17(a) of the Securities Act of 1933 were dismissed by the Court, with prejudice. The remaining claims remain pending. The suit seeks unspecified monetary damages and penalties, as well as other remedies against the individual defendants. The suit contends that we wrongfully allowed customers to place mutual fund trades after 4:00 p.m. EST, and wrongfully assisted clients in "market timing" of mutual funds. While we admit no wrongdoing and intend to vigorously defend ourselves, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is reasonably possible, we have not accrued any specific amounts related to this matter, as no amount of loss in the our estimated range of loss of zero to $20 million is more likely than another.

Litigation Related to Oeri Notes

We are a party to a lawsuit entitled EBC Trust v. JB Oxford Holdings, Inc., et als., pending in the Federal District Court in Los Angeles. In this suit, EBC Trust, as the assignee of certain notes described below issued by us is seeking payment of the $2.9 million of such notes. We issued $2.9 million in demand notes to former shareholders during 1997. The notes bore interest at 8 1/4%, payable quarterly. In 1998, $250 thousand was paid on the demand notes. In 1999, $728 thousand of the debt was forgiven by Oeri Financial, Inc. and Felix A. Oeri (collectively "Oeri"), leaving a balance due of $1.9 million, which was reclassified to notes payable in 1999. A $1.0 million subordinated loan agreement, payable to Oeri Finance, Inc., matured by its terms on March 31, 1999. The balance due was reclassified to note payable at that time.

Since in or about March 1999, we have refused to make payment under the notes payable totaling approximately $2.9 million, plus interest, and has asserted defenses and counterclaims against the alleged holders of the notes related to:
i) an award entered jointly against us and the holders related to alleged wrongful conduct by our NCC subsidiary in clearing certain customer accounts during the time that the holders of the notes payable ran the Company; and, ii) we have acquired a Judgment against Oeri Finance, Inc., which we intends to use as a set-off against claims on the notes payable. The amount of the Judgment acquired is substantially in excess of the total claimed due on the notes payable.

In July 2002, the court magistrate granted a pre-judgment attachment against our assets in favor of EBC Trust. In January 2003, the Court reversed the magistrate's order and dissolved the attachment. In January 2003, EBC Trust amended its claim to assert additional claims against us and to add claims against our officers and directors, as well as to add a claim against NCC under the $1.0 million Oeri subordinated note. By Order dated October 14, 2003, in response to motions filed by us, the Court dismissed several claims, struck portions of the Amended Complaint, and compelled EBC Trust to arbitrate all claims against NCC.

As to the remaining claims, we have asserted a number of defenses to EBC Trust's claims, including fraud, and contribution related to a judgment entered against EBC Trust's predecessor-in-interest under the notes payable and NCC in an NASD arbitration commenced by Stanley J. Cohen, Receiver for Secured Equity Title and Appraisal Agency Corp. While normally a clearing case, the panel ruling relied primarily on testimony regarding the activities of Irving Kott while present at the Company. Mr. Kott is alleged to have provided most of the funds for the loans now being pursued by EBC Trust. NCC settled all of the claims against it in that matter in 2002, and as a part of that settlement, obtained the assignment from Secured Equity of a Judgment against Oeri Finance, Inc. Accordingly, we have asserted a claim of offset for the Judgment against Oeri Finance, Inc. We recorded liabilities of approximately $2.9 million on our balance sheet in notes payable, additionally, we have $816 thousand of accrued interest related to these notes included in accounts payable and accrued expenses. We have not yet recorded the offset of the judgment obtained in our financial statements as the claim has not yet been adjudicated.

In December 2003, EBC Trust commenced an arbitration action with the National Association of Securities Dealers, Inc., against JBOC, seeking recovery on the $1.0 million subordinated note originally issued to RMS Network, Inc., and subsequently assigned with approval from our NCC subsidiary and the NASD to Oeri Finance, Inc. We intend to vigorously defend the action and believe that we have meritorious defenses including, without limitation: i) the suit is brought against the wrong party; ii) no valid assignment has ever been approved by us or the NASD to EBC Trust, as required by the terms of the note; and iii) we will assert an offset for the Judgment obtained against Oeri Finance, Inc., described above.

Litigation Related to Correspondent Clearing

On August 20, 2004, NCC settled two pending arbitrations involving claims of approximately 60 former customers of correspondent firms that previously cleared through NCC. The settlement called for a lump sum payment by the Registrant of $1.25 million on or before October 18, 2004, which payment was timely made. As a result of this settlement, the Company recorded a charge of $750 thousand, representing the amount paid in excess of the Company's litigation accrual at the end of the third quarter.

Litigation Related to Account Acquisitions

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We counter-sued for violations of the purchase agreement by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356 thousand in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to the stock to be issued. In October 2004, we settled the dispute with Share King LLC by making a one-time payment of $1.4 million. As a part of that settlement, all shares issued to Share King LLC were returned to the Company and were cancelled.

In a related action commenced in January 2005, OCC Ventures, LLC commenced suit against Share King LLC and us alleging breach of the lease buyout agreement. In March 2005, we reached a settlement with OCC Ventures, pursuant to which we have made payments totaling approximately $686,000. In exchange, we have received a return of 112,300 shares of our common stock to be cancelled, and a release of the outstanding note to OCC Ventures. We have accrued a loss of approximately $16,000 for the premium paid in excess of market value for the 112,300 shares at December 31, 2004.

See  also  Note  15  "Commitments  and   Contingencies"  of  the  Notes  to  the
Consolidated Financial Statements, below.

Item 4. Submission Of Matters To A Vote Of Security Holders

During the 4th quarter of 2004, three matters were submitted to a vote of our stockholders.

At a special meeting held on October 7, 2004, our stockholders approved the sale of substantially all the assets of our JBOC subsidiary to Ameritrade, Inc., pursuant to the terms of an asset purchase agreement between the parties dated June 4, 2004.

In addition, on December 13, 2004 stockholder votes were held for the election of directors and ratification of the appointment of BDO Seidman LLP as our auditors.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchase of Equity Securities

Our common stock is traded in the over-the-counter market with prices quoted on the NASD's Automated Quotation System SmallCap market ("NASDAQ") under the trading symbol "JBOH." Quotations given are from NASDAQ and represent prices between dealers exclusive of a retail mark-up, mark-down, or commission. They do not necessarily represent actual transactions.

                          Stock Price and Dividend Data

                                               Month Ended
                                          1-31-05        2-28-05
                                       --------------  -------------
Price range of common stock
  High                                      $2.49          $2.30
  Low                                        2.05           2.06
  Close at end of period                     2.22           2.27

                                                              Quarter Ended
                                          3-31-04        6-30-04         9-30-04       12-31-04
                                       --------------  -------------  -------------- --------------
Price range of common stock
  High                                      $5.22          $4.14           $2.94          $4.24
  Low                                        2.69           1.90            1.20           1.83
  Close at end of period                     4.11           2.59            2.50           2.18

----------------------------------------------------------------------------------------------------
                                                              Quarter Ended
                                          3-31-03        6-30-03         9-30-03       12-31-03
                                       --------------  -------------  -------------- --------------
Price range of common stock
  High                                      $3.30          $5.10           $6.25          $4.01
  Low                                        1.95           2.13            2.90           2.76
  Close at end of period                     2.30           4.46            3.75           3.12

---------------------------------------------------------------------------------------------------

The number of record holders of our common stock as of March 4, 2005 was 319. We believe the number of beneficial holders of our common stock as of March 4, 2005, the most recent date for which this data is available to us, was approximately 7,250.

Dividends

We have not declared or paid cash dividends on our common stock. We are looking at investment opportunities while considering business alternatives, and do not currently anticipate paying cash dividends. Future payments of dividends will depend upon, among other factors, regulatory restrictions, our consolidated earnings, overall financial condition, and cash and capital requirements.

Sales of Unregistered Securities

In September 2004, Third Capital Partners, LLC converted $5.4 million of Secured Convertible Notes into 2,029,474 shares of common stock, in accordance with the terms of the Secured Convertible Notes. The common stock issued upon conversion of the notes was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

In September 2003 we issued 120,000 shares of our common stock to OCC Ventures, LLC, in reliance upon the exemption set forth in Section 4(2). As a part of the settlement of all outstanding matters with OCC Ventures, LLC, in April 2004, we reacquired and cancelled 112,300 shares of the stock issued to OCC Ventures, LLC, and received a release under the outstanding note and settlement agreement, for a combined payment of $686 thousand. Please see Item 3, Legal Proceedings, above, for more information.

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

                                                 JB Oxford Holdings, Inc.
                                        Selected Consolidated Financial Information
                                       (Amounts in thousands, except per share data)

Income Statement Data:                       2004           2003           2002            2001          2000
----------------------                       ----           ----           ----            ----          ----
Revenues                                 $       523    $        11    $        18    $       160    $       204

   Net loss from continuing operations        (6,495)        (4,547)        (5,127)        (5,675)        (4,722)

   Net income (loss) from
    discontinued operations                   14,659         (1,402)        (2,347)        (1,267)         9,695
Net income (loss)                              8,164         (5,949)        (7,474)        (6,942)         4,973

Basic net income (loss) per share:
   From continuing operations                  (2.71)         (2.93)         (3.57)         (4.05)         (3.32)
   From discontinued operations                 6.12          (0.90)         (1.64)         (0.90)          6.82
   Basic net income (loss) per share            3.41          (3.83)         (5.21)         (4.95)          3.50

Diluted net income (loss) per share:
   From continuing operations                  (2.71)         (2.93)         (3.57)         (4.05)         (1.89)
   From discontinued operations                 6.12          (0.90)         (1.64)         (0.90)          4.14
   Diluted net income (loss) per share          3.41          (3.83)         (5.21)         (4.95)          2.25
Dividends                                         --             --             --             --             --
Balance Sheet Data:
-------------------
Total Assets                             $    35,602    $   262,905    $   264,585    $   262,439    $   352,254
Long-term and Subordinated Debt                  236            403             --             --          3,734
Liabilities (Excluding Long-Term)             11,099        251,541        248,362        239,656        318,628
Total Shareholders' Equity                    24,503         10,961         16,223         22,783         29,892
Book Value Per Share (1)                        6.58           6.55          11.12          16.40          21.27
-----------------------------------------------------------------------------------------------------------------------

(1) Computed using shareholders' equity divided by total outstanding common stock.

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

Executive Level Overview

In the last four months of 2004, we completed the sale of both our retail brokerage business, formerly conducted by JBOC, and our correspondent clearing business, formerly conducted by NCC. Our only continuing brokerage business, after completion of those asset sales, is a small market making and institutional trading business conducted by NCC.

In late 2004, we acquired raw land in Destin, Florida, for speculation or possible development. We also acquired an airplane, a 2001 Piper Merdian, to assist with any possible development of the land, and to assist with locating additional properties or other business ventures to invest in. We have not yet made any decision as to whether to develop the property, or whether to acquire other properties for speculation or development.

We are also considering other business opportunities; however, we have made no decisions on any particular opportunity.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations and cash flows are based on our consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles accepted in the United States ("GAAP"). Note 2 to the Consolidated Financial Statements contains a summary of our significant accounting policies, many of which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. We believe the following policies are noteworthy because they are based on estimates and assumptions that require complex, subjective judgments by management that can materially impact reported results on a going forward basis. Estimates are made based upon information currently available at the time the financial statements are prepared and we feel most reasonably likely to occur, actual results may materially differ from those estimates. To date, estimates made by management have not been materially different from actual results achieved and there has been no change in the methods of deriving such estimates. If new information becomes available causing an estimate to change, such change is accounted for in the period the new information became available.

Securities Owned and Securities Sold, Not Yet Purchased. Securities owned and securities sold, not yet purchased, are reported at prevailing market prices. Other equity securities included in securities owned that are not publicly traded are reported at estimated fair value. The Company estimates fair values of such securities using cost, in addition to economic and operating trends of the investments and other relevant information. Realized and unrealized gains and losses on securities owned and securities sold, not yet purchased, are included in the statement of operations, net.

Allowance for Doubtful Accounts. We no longer carry the accounts of customers and have ceased our clearing operation as of December 31, 2004. The balances remaining at December 31, 2004 are the result of winding down those operations. We continue to review our other receivables for collectibility and establish allowance to cover known and inherent losses. Prior to the sale of our brokerage operations, we reviewed our allowance for doubtful accounts on receivables from broker-dealer and clearing organizations, customer receivables and other receivables. We established allowances to cover known and inherent losses, which consisted almost exclusively of margin accounts that had become unsecured due to adverse market price movements. We set our allowance based upon historical experience and the level of margin borrowing by our customers. In addition, management considered the ratio of the value of collateral being held against the outstanding margin loans as a basis of determining the adequacy of its allowance for doubtful accounts. Accounts were charged off to the allowance once the collateral was liquidated and other collection efforts had been exhausted. As an introducing broker, we no longer carry margin balances for our customers.

Investment in Land. Land is currently held as an investment, as such all costs to acquire the land have been capitalized, but interest cost to finance the purchase will be expensed as incurred. It is currently unknown if we will develop the land and there have been no costs to develop the land as of December 31, 2004. If we choose to develop the land or partner with a developer the investment in land will be accounted for on the full accrual method. All costs to acquire and improve and prepare the land for sale are capitalized as incurred, including interest cost to finance the acquisition of property. The gain or loss on a sale of real estate will be recognized when a sale has been consummated. A sale has been consummated when the following conditions have been met: 1) the parties are bound by the terms of a contract, 2) all consideration has been exchanged, 3) any permanent financing for which the seller is responsible has been arranged, and 4) all conditions needed to close the sale have been, and the risk of ownership has been transferred from the seller to the buyer. A valuation loss is recognized on investment in land when a permanent impairment of value has occurred to the property, on a individual property basis.

Depreciation of Aircraft. The aircraft we acquired in December will be depreciated on a straight line basis over seven years.

Intangible Assets. Intangible assets consist of customer accounts acquired from other securities broker dealers and are carried at cost net of accumulated amortization. Amortization is provided for using an estimated useful life of four years. Intangible assets are reviewed for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable. Impairment is determined based upon the estimated discounted cash flow of the intangible assets being held. All intangible assets were sold in 2004.

Contingencies. Contingent liabilities arise in the ordinary course of business through interaction with our customers with respect to securities transactions. Contingencies may also arise through our other general business and regulatory dealings. We accrue contingent liabilities based on known claims that are asserted against us. When a loss contingency exists, the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. Contingent losses are recorded when information available prior to issuance of the financial statements indicates that it is probable the loss contingency will occur and the amount of loss can be reasonably estimated.

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

Fair Value of Financial Instruments. The Company's financial assets (excluding capital assets) and liabilities are carried at market or estimated fair value or are carried at amounts that approximate current fair value because of their short-term nature. Estimates are made at a specific point in time based on relevant market information and information about the financial instruments.

Recent Accounting Pronouncements

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), which is a revision of FASB Statement No. 123, "Accounting for
Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

      SFAS 123(R) must be adopted by us for interim periods beginning after January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) permits companies to adopt its requirements using one of two methods.

      The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are non-vested as of the effective date of SFAS 123(R) would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123.

      The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123(R) in accordance with the original provisions of SFAS 123, that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123(R) unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123(R), the modified prospective transition method described above would be applied.

      We currently expect to adopt SFAS 123(R) using the modified prospective transition method, and expect the adoption to have an effect on our results of operations similar to the amounts reported historically in our footnotes (see
Note 2 to our audited financial statements) under stock-based compensation.

During the year ended December 31, 2004, we sold substantially all of our revenue producing operations. Effective September 2004, we sold our correspondent clearing operation of National Clearing Corporation and effective October 2004, we sold our retail brokerage operation of JB Oxford & Company. We still maintain a small institutional brokerage and market making operation, with the market making operation making 10 or less markets, to facilitate the transactions of our institutional clients. We also acquired land as an investment, which we may or may not develop, and we acquired and aircraft to assist management with the current investment, as well as to examine additional potential investments. This new investment could create a separately identifiable segment with which to report operations of in future periods. Our discussion of the results of operations of the year ended December 31, 2004 compared to 2003 and for the year ended 2003 compared to 2002 has been segregated between continuing and discontinued operations.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended 2003

Continuing Operations

Revenues

Revenues from ongoing institutional sales and trading services provided $462,652 in commission revenue and $60,527 in the sale of miscellaneous security positions for in 2004. We did not provide such services in 2003.

Expenses

Our general and administrative expense increased by $2,510,111 or 59% to $6,732,215 in 2004 from $4,222,104 in 2003. This increase resulted primarily from professional fees that increased $2,423,512 to $4,696,066 in 2004 from $2,272,554 in 2003. These fees were incurred largely due to the SEC mutual fund investigation and the lawsuit against JB Oxford Holdings, Inc. ("the Parent Company"). See Note 15 to the financial statements, below. General and administrative expenses included employee compensation of $866,918 and $1,255,980 for the years ended December 31, 2004 and 2003, respectively. The reduction in employee compensation is primarily a result of the declining number of executive staff personnel. Historical interest expense is comprised of interest payments on the convertible notes due to shareholder. These notes were converted in September 2004.

Interest. Interest earned for 2004 amounted to $294,657. This compares to $232,656 of interest earned in 2003. The interest earned is primarily on the note receivable from shareholder. Historical interest expense is comprised of interest payments on the convertible notes due to shareholder. These notes were converted in September 2004.

Income taxes. Income tax expense relates to ongoing state and local obligations for 2004.

Loss from continuing operations. Loss from continuing operations was $6,495,307 for the year ended December 31, 2004 compared to $4,546,851 for 2003. The primary cause for the change is the legal fees discussed above.

Discontinued Operations

Revenues

Revenues from discontinued operations were $11,528,561 in 2004, a decrease of 41% from $19,656,817 in 2003. This decrease of $8,128,256 was primarily attributable to the continued loss of customers, and the fact that operations did not continue through year end due to the disposal of retail and clearing brokerage operations. The clearing operation was sold in September 2004, and the retail operation sale was completed in October 2004.

Clearing and Execution. Clearing and execution revenues were generated principally through transaction charges to our correspondent brokers. Clearing and execution revenues decreased 41% to $1,704,167 in 2004, from $2,897,911 in 2003. Included in clearing and execution revenues were inactivity fees charged to customers. These fees decreased $475,432 to $262,850 in 2004 from $738,283 in 2003. This reduction results from fewer inactive accounts as customers closed accounts in response to the fees. Additionally, reorganization fees and payment for order-flow were down $213,146 and $209,879, respectively, during 2004 compared to 2003.

Trading Profits. Trading profits were realized and unrealized revenues generated from market making activities and other proprietary trading. Revenues from trading profits decreased 85% to $326,443 in 2004, from $2,187,974 in 2003. The decrease in 2004 was attributable to a decline in retail customer order flow related to trading volumes. The reasons for the decline was two fold, first, customer activity was down in 2004 compared to 2003, secondly, the firm converted to a proprietary order management system wherein orders were routed only to other markets and not internally. This conversion took place in May of 2004.

Commissions. Commission revenues were generated from security transactions from our retail customers. Commission revenues decreased 40% to $5,326,811 in 2004, from $8,880,119 in 2003. The decrease in commission revenue was because of an overall decrease in customer activity during 2004 and the fact that there were only three quarters of commissions in 2004 due to the sale of the retail brokerage operations in the fourth quarter of 2004.

Interest. Interest was earned principally from retail customer margin balances. Other interest was earned from investments made in cash required to be segregated by federal and other regulations. Interest revenues decreased 25% to $4,043,384 in 2004, from $5,400,032 in 2003. This was attributable to the decline in receivables due from customers and in customer segregated cash balances. Interest rates were related to rates established by the Federal Reserve Board (Fed Funds). Fed Funds were increase by 0.25% in June 2004, by 0.25% in August of 2004, and by 0.25% in September 2004. Margin interest charged to customer margin accounts declined $89,507 to $2,685,614 in 2004 from $2,775,121 in 2003. Interest earned on the cash reserves of the Company declined $1,209,239 to $1,208,430 in 2004 from $2,417,669 in 2003 due to decreasing balances in these accounts.

Other. Other revenue consisted of fees charged to retail customers and correspondents incidental to the securities business, in addition to other miscellaneous amounts earned. Other revenues decreased 56% or $163,025 to $127,756 in 2004, from $290,781 in 2003.

Expenses

Expenses from discontinued operations decreased 5% to $18,978,762 in 2004 from $20,016,583 in 2003. The slight decrease was offset by one-time expenses related to the discontinuance of our retail and clearing brokerage business. As discussed below, there were one-time expense related to the terminations of employees and buyout of lease and other service agreements.

Employee and Broker Compensation. Compensation expense was salary and benefits paid to and on behalf of employees of the Company. All brokers and traders employed by the Company were considered employees. Expenses for employee salaries and broker compensation increased 1% in 2004 to $5,194,954 from $5,152,334 in 2003. The increase was primarily attributable to the severance paid employees that were terminated at the end of October 2004. Employees were paid from 3 to 6 months salary depending on the time of service. The severance cost amounted to approximately $850,000 in 2004.

Clearing and Floor Brokerage. Clearance and Floor brokerage expense consisted of costs incidental to the execution, comparison, receipt, settlement, custody and delivery functions involved in clearing securities transactions. Clearing and floor brokerage expense decreased 1% in 2004 to $987,556 from $992,633 in 2003. The decrease was attributable to lower trading volumes mixed with higher clearing fees.

Communications. Communications expense consisted of the preparation and delivery of confirmations and statements to retail customers as well as market data and communication costs for our website operation and telephones. Communications expense decreased 18% in 2004 to $1,672,995 from $2,033,351. The decrease was attributable to reduced costs for statements and confirmations production of $97,943 to $509,327 in 2004 from $601,270 in 2003. This reduction was the result of fewer statements and confirmations to process and mail. Telephone and data communications costs decreased $87,194 to $371,455 in 2004 from $458,649 in 2003. This reduction was primarily the result of telephone and data communication technology becoming less expensive and more efficient.

Occupancy and Equipment. Occupancy and equipment costs consisted of office and equipment rental along with related maintenance and deprecation expense. Occupancy and equipment costs decreased 32% to $2,684,889 in 2004, from $3,960,577 in 2003. Rent expense for office space decreased $460,317 to $1,761,928 in 2004 from $2,222,245 in 2003. Additionally, lease commitments for some of our office space in Beverly Hills expired on June 30, 2004. We also incurred an expense of $315,000 for the early termination of our remaining office space in Beverly Hills, California. The expiration of lease commitments for equipment reduced equipment rental expense to $133,315 in 2004 from $298,881 in 2003, for a decrease of $165,566.

Interest. Interest cost consisted principally of interest paid on stock lending activities, retail customer credit balances and interest paid on loans to shareholders. Interest expense decreased 39% to $441,169 in 2004, from $724,980 in 2003. Interest on stock loan activities decreased $194,167 to $193,758 in 2004 from $387,925 in 2003. The primary cause of this decrease was a reduction of stock lending activities in 2004 compared to 2003. Credit interest expense decreased $37,703 to $97,411 in 2004 from $135,114 in 2003.

Data Processing. Data processing costs were computer service bureau expenses to operate our back office accounting and securities system, as well as third party data processing for our website. Data processing expense increased 21% to $2,755,814 in 2004, from $2,284,778 in 2003. The increase in data processing expense for 2004 was the result of a buy out of a service provider contract for $1,000,000. We had a contract that obligated us to pay approximately $2,000,000 over the next three years. We also have an obligation for additional service contracts that require us to pay $55,000 per month until June 2005. Maintenance of our relationship with this service provider is necessary to file the appropriate tax documents with the Internal Revenue Service for our customers for their 2004 activity.

Professional Services. Professional services were expenses incurred for outside legal counsel. Professional services expense decreased 26% to $157,568 in 2004 from $213,077 in 2003. Most all of the professional service expense has been included as continuing operations as such expenses will be ongoing for the foreseeable future.

Promotional. Promotional expense consisted of advertising and name branding of the Company and its subsidiaries. Promotional expense decreased 23% in 2004 to $189,686 from $246,363 in 2003.

Bad Debt Expense. Bad debt expense was a function of the commission revenue and specific write-offs that may occur based on the collateral in customer margin accounts. Bad debt expense consisted of unsecured balances primarily written off from margin accounts that have been deemed by us to primarily be un-collectible. It may also have included losses due to trade errors that may occur, such as providing price adjustments to customers when a trade was not properly executed by a market center. Any such loss would be reduced by any adjustment received from the market center. Bad debt expense decreased 36% to $51,340 in 2004 from $80,122 in 2003.

Settlement Expense. Settlement expense consisted of the amounts paid or accrued in the settlement of arbitrations and other legal matters. Settlement expense increased 109% to $971,658 in 2004 from $464,500 in 2003. The expense for 2004 includes the accrual of $750,000 for the settlement of two arbitrations involving claims of approximately 60 former customers of correspondent firms that previously cleared through our NCC subsidiary. Full payment of the settlement amount occurred in October 2004 in full satisfaction of the claims.

Amortization of Intangible Assets. Amortization expense consisted of charging to expense the cost of intangible assets acquired including any impairment of value. Amortization expense of intangible assets decreased 68% to $454,586 in 2004 from $1,442,908 in 2003. This expense related to the amortization of the cost of customer accounts acquired from other broker dealers. The decrease was attributable to the assets being classified as held for sale at the end of April 2004, and, as a result, only four months of amortization expense is included in 2004.

Other Operating Expenses. Other operating expenses consisted of insurance, registration, travel, supplies and other costs incidental to the operations of the business. Included in this category for 2004 was the $1,619,288 charge for the abandonment of property and equipment that we were unable to otherwise dispose of in connection with the sale of retail accounts. Other operating expenses increased 41% to $3,416,547 in 2004 from $2,420,960 in 2003.

Other - Disposal of Retail and Clearing Brokerage Operations. We sold our retail brokerage accounts to Ameritrade, Inc. for a gain on disposal of $22,966,749, net of the $2,503,251 of remaining book value of intangible assets sold and the $400,000 finders fee paid to Third Capital, LLC, our majority shareholder. The clearing operation was also sold in 2004 for a gain on disposal of $247,790.

Income Taxes. Provision for income taxes increased $63,052 to an income tax expense in 2004 of $1,105,400 from $1,042,348 in 2003. The expense in 2004 includes $950,000 of deferred tax expense (relating to the election of the installment method for the sale of retail brokerage accounts) to be paid in future periods, which may be offset by future losses. We have elected the installment method for our tax filings with respect to the sale of our retail customer accounts. We have approximately $6,300,000 in net operating loss carry forward for Federal tax purposes while we have deferred approximately $9,200,000 of taxable income by electing the installment method. The expense in 2003 is the result of a valuation allowance taken on approximately $1 million of benefit record in 2002. Approximately $2,900,000 of the income benefit recorded in 2002 was realized through the use of its available Federal net operating loss carry-back.

Effective Tax Rate. Our effective tax rate varied from our statutory federal rate due to changes in state taxes net of federal benefit and other temporary or permanent differences. (See Note 11. "Income Taxes" of the Notes to Consolidated Financial Statements, below.)

Net income (loss) from discontinued operations. Income from discontinued operations was $14,658,938 for the year ended December 31, 2004 compared to a loss of $1,402,114 for 2003. The primary cause for the change was the sale of the retail brokerage operation discussed above.

Year Ended December 31, 2003 Compared to Year Ended 2002

Continuing Operations

Revenues

Other revenue during 2003 and 2002 consisted of various miscellaneous items. The institutional sales and trading services began in 2004, therefore there were no brokerage revenues in 2003 or 2002.

Expenses

Our general and administrative expense decreased by $544,076 or 11% to $4,222,104 in 2003 from $4,766,180 in 2002. This decrease resulted primarily from professional fees that declined $1,442,425 to $2,272,554 in 2003 from $3,714,979 in 2002. General and administrative expenses included employee compensation of $1,255,980 and $786,907 for the years ended December 31, 2003 and 2002, respectively.

Interest. Interest earned for 2003 amounted to $232,656. This compares to $306,165 of interest earned in 2002. Historical interest expense is comprised of interest payments on the convertible notes due to shareholder.

Loss from continuing operations. Loss from continuing operations was $4,546,851 for the year ended December 31, 2003 compared to $5,127,449 for 2002. The primary cause for the change is the legal fees discussed above.

Discontinued Operations

Revenues

Our revenues from discontinued operations were $19,656,817 in 2003, an decrease of 11% from $22,063,920 in 2002. This decrease of $2,407,103 million was primarily attributable to decreases of $2,273,588 in interest income, $989,701 in clearing and execution and $573,682 in other revenue which were partially offset by increases of $711,194 in commissions and $718,674 in trading profits.

Clearing and Execution. Clearing and execution revenues decreased 25% to $2,897,911 in 2003, from $3,887,612 in 2002. The decrease in 2003 was primarily attributable to a 24% decline in total trade volume, and from servicing a lower number of correspondents. There had also been a downward trend of the pricing to clear for correspondent brokers. Included in clearing and execution revenues were inactivity fees charged to customers. These fees decreased $414,993 to $738,283 in 2003 from $1,153,276 in 2002. This reduction results from fewer inactive accounts as customers closed accounts in response to the fees.

Trading Profits. Revenues from trading profits increased 49% to $2,187,974 in 2003, from $1,469,300 in 2002. The increase in 2003 was primarily attributable to profits from proprietary trading of approximately $1,000,000 offset by a 34% decline in retail customer order flow related to trading volumes. Proprietary trading opportunities included event-based situations in which the firm will take either a long or short position in a specific security or securities.

Commissions. Commission revenues increased 9% to $8,880,119 in 2003, from $8,168,925 in 2002. The increase in commission revenue was because of an increase of $751,566 on option commissions from 2003 over 2002. We received the full benefit during 2003 of the Mr. Stock accounts acquired late in 2002, consisting of mostly option commissions. Option commissions represented 32% of total commissions for 2003 and 25% in 2002. Commissions charged to mutual fund accounts increase by $329,107 to $529,311 in 2003 from $200,204 in 2002. These revenues ceased in 2003 as result of the investigation of mutual fund trading being conducted by regulatory agencies (see Items 3 Legal Proceedings, SEC Mutual Fund Investigation). Total JBOC retail discount and on-line trade volume increased 25% in 2003. This was in part due to the acquisition of customer accounts during 2002, offset by a revised commission schedule implemented in April 2003 that lowered average commissions.

Interest. Interest revenues decreased 30% to $5,400,032 in 2003, from $7,673,620 in 2002. This was attributable to declines in receivables due from customers and in customer segregated cash balances as well as declines in the interest rate earned on segregated balances. Interest rates were related to rates established by the Federal Reserve Board (Fed Funds). Fed Funds were reduced by 0.50% in November 2002 and by 0.25% in June of 2003. Margin interest charged to customer margin accounts declined $1,385,709 to $2,775,121 in 2003 from $4,160,830 in
2002. Interest earned on the cash reserves of the Company declined $1,010,650 to $2,676,268 in 2003 from $3,686,918 in 2002.

Other. Other revenues decreased 66% to $290,781 in 2003, from $864,463 in 2002. The revenue in 2002 was in large part due to receipt of a $225,000 legal settlement and a $150,000 World Trade Center Recovery Grant.

Expenses

Expenses from discontinued operations decreased 29% to $20,016,583 in 2003 from $28,310,630 in 2002. The decrease was primarily attributable to a decrease of $2,607,945 in employee compensation, $1,018,543 in occupancy and equipment, and $1,110,557 million in promotional expenses, offset by an increase of $650,494 in other expense.

Employee and Broker Compensation. Expenses for employee salaries and broker compensation decreased 34% in 2003 to $5,152,334 from $7,760,279 in 2002. The decrease was primarily attributable to the decrease in the number of employees of 21% to 91 in 2003 from 115 in 2002, partially offset by annual salary increases.

Clearing and Floor Brokerage. Clearing and floor brokerage expense decreased 5% in 2003 to $992,633 from $1,040,498 in 2002. The decrease was attributable to lower trading volumes.

Communications. Communications expense decreased 23% in 2003 to $2,033,351 from $2,645,776. The decrease was attributable to reduced costs for statements and confirmations production of $90,585 to $601,270 in 2003 from $691,855 in 2002. This reduction was the result of fewer statements and confirmations to process and mail. Telephone and data communications costs decreased $405,698 to $458,649 in 2003 from $864,347 in 2002. This reduction was primarily the result of telephone and data communication technology becoming less expensive and more efficient.

Occupancy and Equipment. Occupancy and equipment costs decreased 20% to $3,960,577 in 2003, from $4,979,120 in 2002. The decrease was attributable to the sublet of unused office space. Rent expense for office space decreased $339,833 to $2,222,245 in 2003 from $2,562,078 in 2002. The expiration of lease commitments for equipment reduced equipment rental expense to $298,881 in 2003 from $581,403 in 2002, for a decrease of $282,522. These decreases were partially offset by the establishment of offices in Minneapolis, Minnesota and Oakland, California, and higher costs for utilities.

Interest. Interest expense decreased 50% to $724,980 in 2003, from $1,442,610 in 2002. Interest on stock loan activities increased $43,520 to $387,925 in 2003 from $344,405 in 2002. The primary cause of this increase was an increased reliance on stock lending activities to finance customer margin in 2003, partially offset by the reduction of Fed Funds rate explained in interest income above. Credit interest expense decreased $208,583 to $135,114 in 2003 from $343,697 in 2002. The decrease was attributable to a substantial decrease in the rate paid on customer free credit balances from 0.75% in the beginning of 2002 to 0.10% beginning in June 2003.

Data Processing. Data processing expense decreased 1% to $2,284,778 in 2003, from $2,316,927 in 2002. The decrease in data processing expense for 2003 was the result of a reduction in total trade volume together with a slight increase in rates.

Promotional. Promotional expense decreased 82% in 2003 to $246,363 from $1,356,920 in 2002. The decrease was primarily due to the termination of advertising utilizing print media and an increased use of Internet based advertising services.

Bad Debt Expense. Bad debt expense decreased 42% to $80,122 in 2003 from $138,512 in 2002.

Settlement Expense. Settlement expense consisted of the amounts paid or accrued in the settlement of arbitrations and other legal matters. Settlement expense decreased 85% to $464,500 in 2003 from $3,057,500 in 2002. The expense recorded in 2002 was in large part the result of an arbitration award to Secured Equity Title and Appraisal Company for $3,000,000.

Amortization of Intangible Assets. Amortization expense consisted of charging to expense the cost of intangible assets acquired including any impairment of value. Amortization expense of intangible assets decreased 20% to $1,442,908 in 2003 from $1,802,021 in 2002. This expense related to the amortization of the cost of customer accounts acquired from other broker dealers. The decrease was attributable to the decline in impairment expense of $0 compared to an impairment expense of $563,726 in 2002 ($449,023 impairment on the Bull and Bear acquisition and $114,703 impairment of the Stockwalk.com acquisition), partially offset by a higher amortization rate.

Other Operating Expenses. Included in this category for 2003 was the $1,500,000 charge for the abandonment of the lease in Oakland, California. Other operating expenses increased 37% to $2,420,960 in 2003 from $1,770,466 in 2002. The increase was primarily attributable to the abandonment of the Oakland lease, partially offset by reduced travel and entertainment expense.

Income Taxes. Provision for income taxes increased $4,942,348 to an income tax expense in 2003 of $1,042,348 from an income tax benefit of $3,900,000 in 2002. The expense in 2003 was the result of a valuation allowance taken on approximately $1 million of benefit record in 2002. Approximately $2,900,000 of the income benefit recorded in 2002 was realized through the use of its available Federal net operating loss carry-back. We had realized all of our available Federal net operating loss carry-back. This together with continued operating losses and no projection of operating profits in the future made the realization of the deferred tax asset unlikely. See Note 11 to the financial statements available net operating loss carry forward information.

Effective Tax Rate. Our effective tax rate varied from our statutory federal rate due to changes in state taxes net of federal benefit and other temporary or permanent differences. See Note 11. "Income Taxes" of the Notes to Consolidated Financial Statements, below.

Loss for discontinued operations. Loss from discontinued operations was $1,402,114 for the year ended December 31, 2003 compared to $2,346,710 for 2002. The primary cause for the change employee and broker compensation discussed above.

Non-recurring Charges

The accrual for an anticipated settlement with the prior SEC investigation initiated in the late 1990's was reversed in the amount of $1,000,000 in early 2002 when we were notified that the SEC was discontinuing its investigation. Additionally, in 2002 we accrued a settlement expense of $3,000,000 as the result of an arbitration award in the same amount to Secured Equity Title and Appraisal Company. (See Note 15. "Commitments and Contingencies" of the Notes to Consolidated Financial Statements, below.)

In the third quarter of 2004 we charged $750,000 to settlement expense relating to the settlement of a group of two pending arbitrations involving claims of approximately 60 former customers of correspondent firms that previously cleared through NCC. The settlement called for a lump sum payment by the Registrant of $1.25 million on or before October 18, 2004, which payment was timely made. Management evaluated the adequacy of its litigation reserve at the end of the third quarter. As a result of this settlement, we recorded a charge of $750,000. During the forth quarter of 2004 we paid $1,000,000 to buy out a data processing commitment and also paid $315,000 to buy out its lease commitment for the property in Beverly Hills, California. Employees were paid severance salaries, which varied from 3 to 6 months salary depending on the time of service. The severance cost amounted to approximately $850,000 in the fourth quarter of 2004.

Liquidity and Capital Resources

During the year ended December 31, 2004, we sold substantially all of our revenue producing operations. Effective September 2004, we sold our correspondent clearing operation of National Clearing Corporation and effective October 2004, we sold our retail brokerage operation of JB Oxford & Company. These transactions have added liquidity to our current financial position, however we currently have no significant operations that generate cash. As of December 31, 2004, we have $5,063,752 in available cash. We received and additional $8,370,000 in January 2005 from the sale of retail accounts to Ameritrade and expect to receive and additional $3,500,000 in April 2006.

NCC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. (See Item
1. "Business Overview - Net Capital Requirements" above.) At December 31, 2004, NCC had regulatory net capital of $2,640,170, which exceeded the minimum requirement by $2,390,170. Our net capital has declined from $9,554,544 and $9,452,719 at December 31, 2003 and 2002. If this trend continues we could be forced to limit further our brokerage activity. Because NCC is subject to the Net Capital Rule, there are restrictions on advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals that are subject to regulatory notification.

We expect our current cash resources to be sufficient to fund our expected working capital and capital expenditure requirements for the current calendar year. We have no current commitments for capital resources; we did however acquire an aircraft for $1,115,000 at the end of 2004. It is currently anticipated that we will use approximately $4,400,000 of cash in operations for the calendar year 2005 in our core brokerage operations, excluding any proceeds we may realize from the sale of our investment in land or any costs we may incur if we choose to develop our land investment. We anticipate generating approximately $2,000,000 in gross commissions, interest earned, and continuing receipts from the sale of our clearing operation. The primary use of cash for operations is an estimated $4,000,000 in professional fees, primarily legal costs to defend us in various legal matters. In the event our working capital is not sufficient, in order to enter a new business or respond to legal matters, we may need to raise additional funds through debt or equity offerings or private placements. If funds, which may be needed, are raised through the issuance of additional equity securities, our existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our current common stock. We cannot give any assurance that additional funds will not be needed. If additional funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us.

On September 31, 2004, Third Capital Partners, LLC, the beneficial owner of our secured convertible notes in the aggregate principal amount of $5,418,696, converted these notes to 2,029,474 shares of our common stock, thereby reducing the amount debt owed by us to Third Capital Partners, LLC.

Going Concern

As noted in this section, we have sold substantially all of our ongoing business operations and do not have an ongoing business plan for future operations. There is significant doubt as to whether our limited remaining operations can generate sufficient revenue to be a continuing viable going concern. Further, there is significant uncertainty with respect to the outcome of the SEC lawsuit related to the late trading allegedly conducted by us. As a result, the report of our independent registered public accounting firm indicates there is substantial doubt about our ability to continuing as a going concern.

Should the outcome or judgment against us from the SEC lawsuit related to the ongoing mutual fund investigations (as disclosed in Note 15, Commitments and Contingencies) be significant, the demand for payment resulting from such outcome or judgment coupled with our deteriorating financial results will likely affect our ability to meet our obligations as they become due in the normal course of business. Should we be unable to meet our obligations as they become due, we would be forced to immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

We are working on developing a new business plan, and considering further investments, including possibly the acquisition of other operating businesses. However, no such plan or investment has been finalized, and there can be no assurance that our efforts will result in the creation of sufficient revenues to sustain us.

Liquidity at December 31, 2004, 2003, and 2002

Our cash and cash equivalents decreased by $1,627,893 to $5,063,752 in 2004. This compares with a net increase of $1,318,215 in 2003 and a net decrease in cash and cash equivalents of $1,114,577 in 2002. The fluctuation in our cash position can be impacted by the settlement cycles of the business that relate directly to the cash provided from, or used in, operations. In addition, in 2004, it was impacted by timing issues with the withdrawal of segregated funds invested in certificates of deposit.

Cash Flows From Operating Activities

Net cash provided by (used in) operating activities was $(11,774,297), $2,844,559, and $3,099,728 for 2004, 2003 and 2002, respectively. Our net cash provided by (used in) operating activities is impacted by changes in the brokerage-related assets and liabilities of NCC.

During 2004, the most significant use of cash was a decrease in payables to customers of $195,333,224 and a decrease of $40,171,212 in payables to broker-dealers and clearing organizations. The most significant source of cash in operations was in cash segregated under federal and other regulations of $127,616,400. These significant changes were related to the sale of assets to Ameritrade, Inc. in the fourth quarter of 2004.

During 2003, the most significant use of cash for operating activities was an increase in receivables from broker-dealers and clearing organizations of $20,988,125 and a decrease in clearing deposits of $2,035,329. The most significant source of cash in operations was in cash segregated under federal
and  other   regulations  of  $15,426,651   and  receivable  from  customers  of
$3,966,085.

During 2002, the most significant use of cash for operating activities was an increase in cash segregated under federal and other regulations of $66,775,306 and a decrease in payables to broker-dealers and clearing organizations of $12,521,538. The most significant sources of cash provided by operating activities were reductions in receivables from broker-dealer and clearing organizations of $44,019,430, and receivables from customers of $19,084,588. Additionally, an increase in amounts payable to customers provided cash of $23,659,104.

Cash Flows Used In Investing Activities

The net cash provided by (used in) investing activities during 2004, 2003 and 2002 was $10,313,070, $(835,175), and $(2,123,807), respectively. The primary source of funds in 2004 was the disposal of retail and clearing brokerage operations of $13,847,790. The sale of retail customer accounts provided cash of $13,600,000, net of expenses of $400,000 and amounts receivable of $11,870,000 at December 31, 2004. The sale of clearing operations provided cash of $247,790. The primary use of funds in 2004 related to the acquisition of land in Florida for speculation or possible future development of $2,198,675, net of $3,400,000 short term financing, The acquisition of an airplane used $1,115,000 of cash.

Cash used in 2002 includes $1,753,707 used to acquire the right to service certain customer accounts. The Company issued common stock in the amount of $155,556 during 2003 as consideration to acquire rights to service these accounts. The value of the stock was determined based upon the market value at the time of issuance or immediately preceding issuance. The remaining cash uses were a direct result of our capital expenditures during these periods. Our requirement for capital resources is not material to the business as a whole.

Cash Flows From Financing Activities

Financing activities used cash of $166,666, $41,667, and $2,740,000, in 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, repayments of notes payable of $166,666, $41,667, and $2,740,000, respectively, was the most significant use of cash for financing activities. The Board of Directors has previously authorized us purchase up to 2,000,000 share of treasury stock in the open market at the discretion of management, though no shares were purchased in 2004 or 2003.

                              JB OXFORD & COMPANY
                              SHORT TERM BORROWING
                             (Amounts in thousands)

Category of aggregate short-term
  borrowings                                   a             b         c          d           e
                                               ----------------------------------------------------
Year Ended December 31, 2004 collateralized by:
     Investment in land                          $ 3,400     5.5%      $3,400     $3,400       5.5%
Year Ended December 31, 2003
collateralized by:
     Customer securities                         $    --     n/a       $   --     $   --       n/a
Year Ended December 31, 2002 collateralized by:
     Customer securities                         $    --     n/a       $1,000     $    3       4.0%

a)    Balance at end of period

b)    Weighted average interest rate at end of the period

c)    Maximum amount outstanding during the period

d) Average amount outstanding during the period (starting from date debt facility existed)

e)    Weighted average interest rate during the period

The weighted average interest rate during the period was calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.

The following table of our material contractual obligations as of December 31, 2004, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated (in thousands):

Contractual obligations:                         Total      Less Than 1     1-3 Years       3-5 Years    More Than 5
------------------------                         -----      ------------    ---------       ---------    ------------
                                                                Year                                         Years
                                                                ----                                         -----
Note payable (1)                                 $  403         $  403         $   --            $ --         $  --
Mortgage payable (2)                              3,400          3,400             --              --            --
Operating lease obligations                         562              6            440             116            --
Purchase obligations (3)                            331            331             --              --            --

  Total contractual obligations                  $4,696         $4,140         $  440            $116         $  --

      (1) Is a non-interest bearing note. Does not include any payments on notes payable in the principal amount of $2,889,375. See Note 15 Commitments and Contingencies, in the accompanying financial statements regarding litigation with EBC Trust.

      (2)   Includes principle balances only and not any interest.

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

Off-Balance Sheet Financial Arrangements

As a securities broker-dealer, we provide services to individual institutional investors. We act as an introducing broker and clear our customer and proprietary security transactions through another broker dealer on a fully disclosed basis. The clearing broker dealer provides these services for a fee and collects commission revenues generated. We are at risk of the nonperformance by our customers and are responsible for losses sustained by our customers in excess of their account equity. We are also responsible for losses occurring in our own proprietary accounts. Our exposure to credit risk associated with the nonperformance of our customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets.

We are a market maker for less than 10 public corporations whose stocks are traded primarily on the NASDAQ over-the-counter bulletin board system. We select companies in which we make a market to facilitate trading activity of our own institutional clients. Market making may result in a concentration of securities that may expose us to additional off-balance sheet risk.

Related Party Transactions

Related party transactions are subject to the approval of the Audit Committee of the Board of Directors. We currently have a note receivable from shareholder in the amount of $2,500,000. This note bears interest at 9.25% and generates annual interest income of $231,250. We also pay a consulting fee to related parties in the amount of $510,000, plus expenses. The consulting fee is $42,500 per month, this was reduced from $76,500 per month effective July 1, 2004.The following is a more detailed discussion of these items and related matters.

Third Capital Partners, LLC

The Company has entered into four transactions with Third Capital Partners, LLC ("TCP"), a company controlled by our CEO and Chairman of the Board, and a related affiliate, Third Capital, LLC. They are as follows:

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

      On or about November 8, 1999, the maturity date for the Secured Convertible Notes was extended to December 31, 2000. On or about December 13, 2000, the maturity date for the Secured Convertible Notes was extended to December 31, 2001. On or about December 31, 2001, the maturity date for the Secured Convertible Notes was extended to December 31, 2002. On or about December 31, 2002, the Company and TCP entered into a Note Extension Agreement which, i) extended the maturity date to December 31, 2003, and
      ii) adjusted the conversion rate to $2.67 per share of common stock, the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. As a result, and after giving effect to the 1-for-10 reverse split which occurred in October 2002, the Secured Convertible Notes are convertible into 2,029,474 shares of common stock. On December 31, 2002, the maturity date for the Secured Convertible Notes was extended to December 31, 2003. On December 31, 2003, the maturity date for the Secured Convertible Notes was extended to December 31, 2004. In September 2004, TCP converted the Secured Convertible Notes into 2,029,474 shares of common stock.

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

      By agreement dated December 31, 2001, the maturity date for the Promissory Note was extended to December 31, 2002. Effective on or about March 22, 2002, as part of a restructuring of inter-company debts between the Company and its wholly-owned subsidiary, NCC (then known as JB Oxford & Company), the Promissory Note was assigned to NCC, and the maturity date was extended to December 31, 2007 Included in other receivables is accrued interest receivable of $328,765 related to this note.

4. By agreement dated December 16, 1999, the Company agreed to pay a monthly advisory fee to Third Capital, LLC, an affiliate of TCP, in the amount of $85,000, included in professional services, plus all direct and indirect expenses incurred in providing such advisory services to the Company and its subsidiaries. Since that time, members of Third Capital, LLC have held the executive positions of Chairman, Chief Executive Officer, and President of the Company and its subsidiaries. Effective October 2001, Third Capital, LLC agreed to reduce its fee by 10%, to $76,500 per month, plus expenses. Effective July 1, 2004, the fee was reduced to $42,500, plus all direct and indirect expenses incurred in providing such advisory services to the Company and its subsidiaries. The advisory fee paid to Third Capital, LLC was $714,000, $918,000, and $918,000 in 2004, 2003, and
      2002, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. See "Special Note Regarding Risk Factors" below. We are exposed to market risks related to changes in interest rates and equity security price risk. We do not have derivative financial instruments for speculative or trading purposes.

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

Equity Price Risk

NCC acts as a market maker for approximately 10 public corporations whose stocks are traded primarily on the NASDAQ over-the-counter Bulletin Board System. We select companies in which we make a market based on a review of the current market activity, and also to facilitate trading activity of our clients. Market making may result in a concentration of securities that may expose us to additional risk; however, we do not maintain a significant inventory of equity securities.

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

We have sold substantially all of our ongoing operations and have not announced a new business plan.

In September 2004, we sold our correspondent clearing business to North American Clearing, Inc. In October 2004, we sold our retail brokerage accounts to Ameritrade, Inc. While these asset sales have provided us substantial working capital, we have not announced our intention to enter into any particular new business or any other use for the sales proceeds. Further, given that an entity controlled by our CEO and Chairman of the Board owns over 53% of our outstanding stock, he alone can require the Company to take certain actions by requesting a shareholder vote.

We Have Incurred Operating Losses in the Past and May incur Future Operating Losses.

      While we did not incur a loss in 2004, this was as a result of the sale of substantially all of our ongoing operations. We incurred a loss of $6.5 million in 2004 on our continuing operations. Further, we incurred losses from continuing operations of approximately $4.5 and $5.1 million for each of the years ended December 31, 2003, and, 2002, respectively. If we continue to incur losses and negative cash flow, we may need additional capital to fund working capital and cash flow deficits. There can be no assurance that such capital will be available to us, or if available, on terms that are not substantially dilutive to existing shareholders. The unavailability of such capital could require us to further curtail our operations in the future.

Substantial Doubt Exists Relating to Our Ability to Continue as a Going Concern.

As noted in this section, we have sold substantially all of our ongoing business operations and do not have an ongoing business plan for future operations. There is significant uncertainty as to whether our limited remaining operations can generate sufficient revenue to be a continuing viable going concern. Further, there is significant uncertainty with respect to the outcome of the SEC lawsuit related to the late trading allegedly conducted by us. As a result, the report of our independent registered public accounting firm indicates there is substantial doubt about our ability to continuing as a going concern.

Securities Litigation Could Adversely Affect Our Business.

      We are a party to several lawsuits, most particularly that commenced by the SEC related to market timing and late trading, discussed above, that in the aggregate seek millions of dollars in damages and penalties. A substantial settlement or award against us in these actions could have a material adverse effect on our business.

      In addition, our ongoing securities brokerage business involves substantial risks of liability and corresponding litigation including class action and other suits that generally seek substantial damages including punitive damages. Like other securities brokerage firms, from time to time we are named as a defendant in civil lawsuits and arbitrations. Any significant monetary judgments against us in the course of litigation could have a material adverse effect on our business, financial condition and operating results.

Your Interests as a Stockholder May Conflict with Our Controlling Stockholder, Our Chief Executive Officer and Our President.

      Our executive officers, directors and principal shareholders beneficially own approximately 56% of our outstanding common stock. As a result, our controlling shareholders have the power to control or direct our business affairs including matters requiring stockholder approval. This concentration of ownership could effectively delay, defer or prevent a change in control or other significant corporate transactions that might give you the opportunity to realize a premium over our then prevailing stock price. In addition, various conflicts of interest may arise in the future as a result of our relationship with Third Capital Partners, LLC, ("Third Capital Partners"), a company controlled by our Chief Executive Officer who also serves on our Board of Directors. Serving us as an officer and director as well as Third Capital Partners could result in our Chief Executive Officer being placed in a conflict of interest should he have to make decisions that have materially different implications for us and for Third Capital Partners. An affiliate of Third Capital Partners receives management fees from us, which could influence decisions.

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

The Trading Price of Our Common Stock has Been and May Continue to be Subject to Wide Fluctuations.

      During the past twelve months, our common stock traded as low as $1.20 and as high as $5.22. Our stock price may fluctuate in response to a number of events and factors, such as the nature and timing of any new business alternatives or investments we determine to pursue, our litigation, and factors bearing on our institutional trading and market making operations. In addition, the stock market in general, and the market prices for Internet related companies in particular, have experienced extreme volatility that has often been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Our stock price could materially decline if Third Capital sells it shares.

      In September 2004, Third Capital Partners converted the notes then held by it into approximately 2 million shares of our common stock. As a result of the conversion, Third Capital Partners owns approximately 53% of our common stock.

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

The Loss of Certain Key Executive Officers Could Harm Our Business.

      Our success is substantially dependent upon the continuing services of certain key executive officers, especially our Chief Executive Officer and our President. We have entered into written employment agreements with the key executive officers of our operating subsidiaries, which expire in June 2006. However, we do not maintain "key person" life insurance on any of our executive officers. There can be no assurance that any of our executive officers will continue to work for us nor can there be any assurance that upon ceasing to work for us they will not compete against us. The loss of our Chief Executive Officer and President could have a material adverse effect on our business, financial condition and results of operations.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and schedules that are required to be filed by Item 8 of this form are contained herein as follows:

                                                                                                               Page
                                                                                                             ----------
Report of Independent Registered Public Accounting Firm                                                         33
Report of Independent Registered Public Accounting Firm                                                         34

Consolidated Statements of Financial Condition December 31, 2004, and 2003                                     35-36
Consolidated Statements of Operations Years Ended December 31, 2004, 2003, and 2002                            37-38
Consolidated Statements of Changes in Shareholders' Equity Years Ended December 31, 2004, 2003, and 2002        39
Consolidated Statements of Cash Flows Years Ended December 31, 2003, 2002, and 2001                             40
Notes to Consolidated Financial Statements                                                                     41-65
Financial Statement Schedule I - Condensed Financial Statements (Parent Company Only)                          72-78
Financial Statement Schedule II - Valuation and Qualifying Accounts                                             79
Financial Statement Schedule III - Real Estate Owned and Rental Income                                          80

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
JB Oxford Holdings, Inc.
Los Angeles, California

We have audited the accompanying consolidated statement of financial condition of JB Oxford Holdings, Inc. as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the period ended December 31, 2004. We have also audited the schedules listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JB Oxford Holdings, Inc. at December 31, 2004, and the results of its operations and its cash flows for the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that JB Oxford Holdings, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has sold its significant business operations, has limited access to capital markets and has significant pending litigation. Further, there is a significant uncertainty with respect to the outcome of the SEC investigation into the late trading conducted by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP

Los Angeles, California
April 20, 2005

Report of Independent Registered Public Accounting Firm


To the Shareholders and Board of Directors of JB Oxford Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated statement of financial condition of JB Oxford Holdings, Inc. (a Utah corporation) and Subsidiaries (the Company) as of December 31, 2003 and the related statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JB Oxford Holdings, Inc. and Subsidiaries at December 31, 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that JB Oxford Holdings, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has limited access to capital markets and has significant pending litigation. Further, there is a significant uncertainty with respect to the outcome of the SEC investigation into the late trading conducted by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

                                                  /s/ Ernst & Young LLP

Los Angeles, California
March 10, 2004

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                                           December 31
                                                                                       2004           2003
                                                                                   ------------   ------------
Assets:

  Cash and cash equivalents                                                        $  5,270,077   $  6,897,970

  Cash segregated under federal and other regulations                                 3,132,172    130,748,572

  Receivable from broker-dealers and clearing organizations                              99,608     29,337,358

  Receivable from customers                                                                 209     78,372,056

  Other receivables                                                                  12,413,265      2,139,865

  Securities owned - at market value                                                      9,825        432,060

  Note receivable from Shareholder                                                    2,500,000      2,500,000

  Investment in land                                                                  5,598,675             --

  Furniture, equipment, and leasehold improvements (at cost - net of accumulated
   depreciation and amortization of $ 344,347 and $6,352,333)                         1,253,836      2,195,783

  Clearing deposits                                                                   4,652,541      6,542,595

  Intangible assets (net of accumulated amortization of $3,558,678 in 2003)                  --      2,957,837

  Other assets                                                                          671,561        780,771
                                                                                   ------------   ------------

  Total assets                                                                     $ 35,601,769   $262,904,867
                                                                                   ============   ============

                    JB Oxford Holdings, Inc. and Subsidiaries
           Consolidated Statements of Financial Condition - continued

                                                                               December 31
                                                                          2004             2003
                                                                      -------------    -------------

Liabilities and shareholders' equity:

   Liabilities:

     Short term borrowings                                            $   3,400,000    $          --

     Payable to broker-dealers and clearing organizations                   160,543       40,331,755

     Payable to customers                                                     7,071      195,340,295

     Income taxes payable                                                   150,000               --

     Deferred taxes payable                                                 950,000               --

     Securities sold, not yet purchased - at market value                        --        1,957,909

     Accounts payable and accrued liabilities                             3,138,999        5,436,675

     Loans from shareholder                                                      --        5,418,696

     Notes payable                                                        3,292,153        3,458,819
                                                                      -------------    -------------

   Total liabilities                                                     11,098,766      251,944,149
                                                                      -------------    -------------

   Commitments and contingencies (Note 15)

   Shareholders' equity:

     Common stock  ($0.01 par value, 100,000,000 shares authorized;
      3,739,413 and 1,756,499 shares issued)                                 37,394           17,565

     Additional paid-in capital                                          23,282,397       18,039,086

     Retained earnings (accumulated deficit)                              2,096,413       (5,425,090)

     Treasury stock, 46,954 and 130,494 shares, at cost                    (913,201)      (1,670,843)
                                                                      -------------    -------------

   Total shareholders' equity                                            24,503,003       10,960,718
                                                                      -------------    -------------

   Total liabilities and shareholders' equity                         $  35,601,769    $ 262,904,867
                                                                      =============    =============

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                     Year Ended December 31,
                                                                 2004            2003            2002
                                                             ------------    ------------    ------------
Revenues:
   Brokerage                                                 $    462,652    $         --    $         --
   Other                                                           60,527          10,653          17,794
                                                             ------------    ------------    ------------

   Total revenues                                                 523,179          10,653          17,794
                                                             ------------    ------------    ------------

Expenses:
   General and administrative                                   6,752,215       4,222,104       4,766,180
   Depreciation                                                    68,130          74,500          74,500
                                                             ------------    ------------    ------------

   Total expenses                                               6,820,345       4,296,604       4,840,680
                                                             ------------    ------------    ------------

   Loss from continuing operations before interest and
    income taxes                                               (6,297,166)     (4,285,951)     (4,822,886)
                                                             ------------    ------------    ------------
                                                                  294,657         232,656         306,165
     Interest revenues

     Interest expense                                             484,915         493,556         610,728
                                                             ------------    ------------    ------------

       Net interest                                              (190,258)       (260,900)       (304,563)
                                                             ------------    ------------    ------------

   Loss from continuing operations before income taxes         (6,487,424)     (4,546,851)     (5,127,449)

     Income tax expense (benefit)                                   7,883              --              --
                                                             ------------    ------------    ------------

   Net loss from continuing operations                         (6,495,307)     (4,546,851)     (5,127,449)
                                                             ------------    ------------    ------------

   Income (loss) from discontinued operations

     Income (loss) from discontinued operations (including
      gain on disposal of retail and clearing brokerage
      operations of $23,214,539)                               15,764,337        (359,766)     (6,249,709)

     Income tax expense (benefit)                               1,105,400       1,042,348      (3,900,000)
                                                             ------------    ------------    ------------

   Net income (loss) from discontinued operations              14,658,937      (1,402,113)     (2,346,709)
                                                             ------------    ------------    ------------

   Net income (loss)                                         $  8,163,630    $ (5,948,964)   $ (7,474,158)
                                                             ============    ============    ============

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                Consolidated Statements of Operations - continued

                                                                   Year Ended December 31
                                                             2004             2003             2002
                                                        -------------    -------------    -------------
Basic net income (loss) per share:
   From continuing operations                           $       (2.71)   $       (2.93)   $       (3.57)
   From discontinued operations                                  6.12            (0.90)           (1.64)
                                                        -------------    -------------    -------------
Basic net income (loss) per share                       $        3.41    $       (3.83)   $       (5.21)
                                                        =============    =============    =============

Diluted income (loss) per share:
   From continuing operations                                   (2.71)           (2.93)           (3.57)
   From discontinued operations                                  6.12            (0.90)           (1.64)
                                                        -------------    -------------    -------------
Diluted net income (loss) per share                     $        3.41    $       (3.83)   $       (5.21)
                                                        =============    =============    =============

Weighted average number of shares of common stock and
  assumed conversions
      Basic                                                 2,394,867        1,552,568        1,435,198
      Diluted                                               2,394,867        1,552,568        1,435,198

All share amounts have been adjusted to give retroactive affect of the 1 for 10 reverse stock split effective in October 2002.

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity

                                               Common Stock
                                       ---------------------------                       Retained
                                                                        Additional       Earnings
                                                                         Paid-in       (Accumulated      Treasury
                                          Shares          Amount         Capital         Deficit)         Stock            Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at
January 1, 2002                           1,519,323    $     15,193    $ 16,583,120    $  8,803,722    $ (2,619,228)   $ 22,782,807
Issuance of common stock                     70,741             707         913,659            --              --           914,366
Cash paid for fractional
  shares on reverse stock
  split                                        (125)             (1)           (383)           --              --              (384)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net loss                                       --              --              --        (7,474,158)           --        (7,474,158)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at
December 31, 2002                         1,589,939          15,899      17,496,396       1,329,564      (2,619,228)     16,222,631
Treasury stock bonus                       (805,690)        948,385         142,695
Issuance of common stock                    166,560           1,666         542,690            --              --           544,356
   Net loss                                    --              --              --        (5,948,964)           --        (5,948,964)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at
December 31, 2003                         1,756,499          17,565      18,039,086      (5,425,090)     (1,670,843)     10,960,718
Treasury stock bonus                       (642,128)        757,642         115,514
Issuance of common stock                    132,244           1,322         465,344            --              --           466,666
Conversion of
  convertible debt                        2,029,474          20,295       5,398,401            --              --         5,418,696
Cancellation of stock                      (178,804)         (1,788)       (620,434)           --              --          (622,222)
Net income                                     --              --              --         8,163,630            --         8,163,630
                                       ------------    ------------    ------------    ------------    ------------    ------------
   Balance at
   December 31, 2004                      3,739,413    $     37,394    $ 23,282,397    $  2,096,412    $   (913,201)   $ 24,503,002
                                       ============    ============    ============    ============    ============    ============

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                         Year Ended December 31
                                                                     2004            2003             2002
                                                                -------------    -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                             $   8,163,630    $  (5,948,964)   $  (7,474,158)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                  1,113,290        2,706,447        3,485,632
     Provision for bad debts                                           51,340           80,122          138,512
     Provision (benefit) for deferred income taxes                       --          1,042,348         (391,961)
     Gain on disposal of retail and clearing brokerage
       operations                                                 (23,214,539)            --               --
     Loss on disposal of furniture, equipment and leasehold
       improvements                                                 1,619,288             --            178,100
   Changes in assets and liabilities:
     Restricted cash                                                     --            654,846         (654,846)
     Cash segregated under federal and other regulations          127,616,400       15,426,651      (66,775,306)
     Receivable from broker-dealers and clearing
       organizations                                               29,237,750      (20,988,125)      44,019,430
     Receivable from customers                                     78,371,847        3,966,085       19,084,588
     Other receivables                                              1,596,600       (1,189,587)         398,007
     Securities owned                                                 422,235          197,023          723,757
     Clearing deposits                                              1,890,054       (2,035,329)         692,011
     Other assets                                                     109,210         (295,899)         721,373
     Payable to broker-dealers and clearing organizations         (40,171,212)       1,518,712      (12,521,538)
     Payable to customers                                        (195,333,224)       1,745,289       23,659,104
     Securities sold not yet purchased                             (1,957,909)       1,819,425         (708,101)
     Accounts payable and accrued liabilities                      (2,337,717)        (416,400)      (1,484,061)
     Income taxes payable/refundable                                1,100,000        4,561,915            9,185
                                                                -------------    -------------    -------------
Net cash provided by (used in) operating activities               (11,774,297)       2,844,559        3,099,728
                                                                -------------    -------------    -------------
Cash flows from investing activities:
  Acquisitions of customer accounts                                      --               --         (1,753,707)
  Cash paid for land                                               (2,198,675)            --               --
  Sale of clearing and retail brokerage operations                 13,847,790             --               --
  Purchase of furniture, equipment and leasehold improvements      (1,336,045)        (835,175)        (370,100)
                                                                -------------    -------------    -------------
Net cash provided by (used in) investing activities                10,313,070         (835,175)      (2,123,807)
                                                                -------------    -------------    -------------
Cash flows from financing activities:
  Repayments of notes payable                                        (166,666)         (41,667)      (2,740,000)
                                                                -------------    -------------    -------------
Net cash provided by (used in) financing activities                  (166,666)         (41,667)      (2,740,000)
                                                                -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents               (1,627,893)       1,967,717       (1,764,079)
Cash and cash equivalents at beginning of year                      6,897,970        4,930,253        6,694,332
                                                                -------------    -------------    -------------
Cash and cash equivalents at end of year                        $   5,270,077    $   6,897,970    $   4,930,253
                                                                =============    =============    =============

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements

Note 1.    Basis of Presentation

Reporting Entity

The accompanying consolidated financial statements for 2004, 2003, and 2002 include the accounts of JB Oxford Holdings, Inc., a Utah Corporation, and its subsidiaries, National Clearing Corp ("NCC"), JB Oxford & Company ("JBOC"), and FiCorp, Inc. (collectively referred to as the "Company" or "JBOH"). JB Oxford Insurance Services, Inc., ISP Solutions, Inc., Reynolds Kendrick Stratton, Inc. and Prolyx Data Systems, Inc were dissolved during 2004. Of these subsidiaries, only NCC and JBOC were active in 2004, and both are wholly owned subsidiaries of JB Oxford Holdings, Inc. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (GAAP). During the year ended December 31, 2004 the Company sold substantially all of its revenue producing operations. Effective September 2004 NCC sold its correspondent clearing operation and effective October 2004 JBOC sold its retail brokerage operation. NCC still maintains a small institutional brokerage and market making operation, with the market making operation making
10 or less markets, to facilitate the securities transactions of our institutional clients. JBOC also acquired land as an investment, which we may or may not develop and FiCorp acquired an aircraft to assist management with the current investment, as well as to examine additional potential investments. This new investment could create a separately identifiable segment with which to report operations of in future periods. This potential segment is only comprised of these assets and consequently separate segment disclosure has not been made. During the periods presented, the Company operated in a single industry, the securities industry. The Company derives its revenues primarily from its retail brokerage services operations in JBOC, and its correspondent clearing services and market making activities at NCC. These operations are reported as discontinued operation in the accompanying statement of operations, see Note 17 for further discussion of discontinued operations. Inter-company balances have been eliminated in the consolidated financial statements.

The corporate offices of the Company are located in Los Angeles, California.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the satisfaction of liabilities in the normal course of business.

As noted in this section, the Company has sold substantially all of its ongoing business operations and does not have an ongoing business plan for future operations. There is significant doubt as to whether the Company's limited remaining operations can generate sufficient revenue to be a continuing viable going concern. Further, there is substantial uncertainty with respect to the outcome of the SEC lawsuit related to the late trading allegedly conducted by the Company.

Should the outcome or judgment against the Company from the SEC lawsuit related to the ongoing mutual fund investigations (as disclosed in Note 15, Commitments and Contingencies) be significant, the demand for payment resulting from such outcome or judgment coupled with the Company's deteriorating financial results will likely affect the Company's ability to meet its obligations as they become due in the normal course of business. Should the Company be unable to meet its obligations as they become due, the Company would be forced to immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter
11).

The Company is working on developing a new business plan, and is considering further investments, including possibly the acquisition of other operating businesses. However, no such plan or investment has been finalized, and there can be no assurance that the Company's efforts will result in the creation of sufficient revenues to sustain the Company.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

We no longer carry the accounts of customers and have ceased our clearing operation as of December 31, 2004. The balances remaining at December31, 2004 are the result of winding down those operations. We continue to review our other receivables for collectibility and establish allowance to cover known and inherent losses on an ongoing basis, the Company reviews its allowance for doubtful accounts on receivables from broker-dealer and clearing organizations, customer receivables and other receivables. The Company establishes allowances to cover known and inherent losses, which consist almost exclusively of margin accounts that have become unsecured due to adverse market price movements. The Company sets its allowance based upon its historical experience and the level of margin borrowing by its customers. In addition, management considers the ratio of the value of collateral being held against the outstanding margin loans as a basis of determining the adequacy of its allowance for doubtful accounts. Accounts are charged to the allowance once the collateral is liquidated and other collection efforts have been exhausted.

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

Securities Owned and Securities Sold Not Yet Purchased

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

Other Receivables

Other receivables consist principally of dividends and interest, customer money market funds receivable, and accruals of clearing fees and other miscellaneous income. The accruals are recorded when the earning process has been completed. At December 31, 2004, other receivables consisted primarily of the $11,870,000 balance of the purchase price due from Ameritrade, Inc. Of this amount, $8,370,000 was received in January 2005. The remaining $3,500,000 is held in escrow in accordance with the terms of the purchase agreement with Ameritrade. Included in other receivables at December 31, 2003 is $1,565,496 of receivable for unsettled transactions to adjust the Company's securities to a trade date basis, the related amount at December 31, 2004 was $0.

Contingencies

Contingent liabilities arise in the ordinary course of business through interaction with our customers with respect to securities transactions. Contingencies may also arise through our other general business and regulatory dealings. We accrue contingent liabilities based on know claims that asserted against us. When a loss contingency exists, the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. Contingent losses are recorded when information available prior to issuance of the financial statements indicates that it is probable the loss contingency will occur and the amount of loss can be reasonably estimated.

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

Investment in Land

Land is currently held as an investment, as such all costs to acquire the land have been capitalized, but interest cost to finance the purchase will be expensed as incurred. It is currently unknown if we will develop the land and there have been no costs to develop the land as of December 31, 2004. If we choose to develop the land or partner with a developer the investment in land will be accounted for on the full accrual method. All costs to acquire and improve and prepare the land for sale are capitalized as incurred, including interest cost to finance development of the property. The gain or loss on a sale of real estate will be recognized when a sale has been consummated. A sale has been consummated when the following conditions have been met: 1) the parties are bound by the terms of a contract, 2) all consideration has been exchanged, 3) any permanent financing for which the seller is responsible has been arranged, and 4) all conditions needed to close the sale have been, and the risk of ownership has been transfer from the seller to the buyer. A valuation loss is recognized on investment in land when a permanent impairment of value has occurred to the property, on a individual property basis.

Intangible Assets

Intangible assets consisted of customer accounts acquired from other securities broker dealers and are carried at cost net of accumulated amortization. Amortization is provided for using an estimated useful life of four years. Intangible assets are reviewed for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable. Impairment is determined based upon the estimated discounted cash flow of the intangible assets being held. As of December 31,2004, the Company had disposed of all of its intangible assets through the sale of the retail brokerage operation.

Treasury Stock

The Company carries treasury stock acquired at cost. All treasury stock owned was acquired in the open market. On January 2, 2004 and 2003, the Company provided a treasury stock bonus to all employees who had been with Company for six months or more as of the end of each year. All employees received 500 shares, except those who were with the Company for less than one year received 250 shares. The Company required employees to hold the shares for one year prior to selling. The cost of the treasury stock was $757,642 and $948,385 and the market value at the time of the bonus was $115,514 and $142,695, for 2003 and 2002, respectively. The difference of $642,128 and $805,690 was charged to retained earnings in 2004 and 2003, respectively, when the stock was distributed to employees.

Fair Value of Financial Instruments

Substantially all of the Company's financial assets (except capital assets) and liabilities are carried at market or estimated fair value or are carried at amounts that approximate current fair value because of their short-term nature. Estimates are made at a specific point in time based on relevant market information and information about the financial instruments.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation (all shares amounts have been adjusted to give retroactive affect of the 1 for 10 reverse stock split effective in October 15, 2002):

                                                                       Year Ended December 31
                                                                 2004          2003           2002
                                                              -----------   -----------    -----------
Basic Income (Loss) Per Share
   Net income (loss)                                          $ 8,163,631   $(5,948,964)   $(7,474,158)
                                                              -----------   -----------    -----------
   Income available to common shareholders (numerator)          8,163,631   $(5,948,964)   $(7,474,158)
                                                              ===========   ===========    ===========
   Weighted average common shares outstanding (denominator)     2,394,867     1,552,568      1,435,198
                                                              ===========   ===========    ===========
   Basic income (loss) per share                              $      3.41   $     (3.83)   $     (5.21)
                                                              ===========   ===========    ===========

                                                                       Year Ended December 31
                                                                 2004          2003           2002
                                                              -----------   -----------    -----------
Diluted Income (Loss) Per Share
   Net income (loss)                                          $ 8,163,630   $(5,948,964)   $(7,474,158)
                                                              -----------   -----------    -----------
   Income available to common shareholders plus assumed
     conversions (numerator)                                  $ 8,163,630   $(5,948,964)   $(7,474,158)
                                                              ===========   ===========    ===========
   Weighted average common shares and assumed conversions       2,394,867     1,552,568      1,435,198
     outstanding (denominator)
                                                              ===========   ===========    ===========
   Diluted income (loss) per share                            $      3.41   $     (3.83)   $     (5.21)
                                                              ===========   ===========    ===========

The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss in continuing operations for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If included at December 31, 2004, 2003 and 2002 conversion of the convertible debentures would add an additional 1,425,068 and 2,029,474, and 2,029,474 shares, respectively, of common stock to the diluted earnings per share assumed conversion totals above.

Stock-Based Compensation

The Company measures compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), using the intrinsic value method. SFAS No.123, as amended by SFAS 148 "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: expected dividend yield of 0% for both years; computed volatility of 19% and 28%, respectively; risk-free interest rates of 1.5% and 1.5%, respectively; and expected life of 5 years for all both years. There were no stock options granted in 2004. The weighted average fair value of options granted during 2004, 2003 and 2002 was $0.85 and $0.63, respectively. There are no stock based compensation costs included in the net loss as reported for the years ended December 31, 2004, 2003, and 2002. The Company's net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                      Year Ended December 31
                                              2004            2003             2002
                                         -------------   -------------    -------------
Net loss:
   As reported                           $   8,163,630   $  (4,966,945)   $  (7,474,158)
  Stock based compensation, net of tax            --             2,115              529
                                         -------------   -------------    -------------
  Pro forma                              $   8,163,630   $  (4,969,060)   $  (7,474,687)
                                         =============   =============    =============

Basic earnings (loss) per share:
   As reported                           $        3.41   $       (3.83)   $       (5.21)
  Pro forma                                       3.41           (3.83)           (5.21)

Diluted earnings (loss) per share:
   As reported                           $        3.41   $       (3.83)   $       (5.21)
  Pro forma                                       3.41           (3.83)           (5.21)

Recent Accounting Pronouncements

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), which is a revision of FASB Statement No. 123, "Accounting for
Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

      SFAS 123(R) must be adopted by us for interim periods beginning after January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) permits companies to adopt its requirements using one of two methods.

      The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are non-vested as of the effective date of SFAS 123(R) would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123.

      The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123(R) in accordance with the original provisions of SFAS 123, that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123(R) unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123(R), the modified prospective transition method described above would be applied.

      We currently expect to adopt SFAS 123(R) using the modified prospective transition method, and expect the adoption to have an effect on our results of operations similar to the amounts reported historically in our footnotes (see
Note  2  above  to  our  audited   financial   statements)   under   stock-based
compensation.

Note 3. Restricted Cash

At December 31, 2002, the US Marshall's' office was holding $654,846 pursuant to a prejudgment writ of attachment. In January 2003, the writ was dissolved and all assets previously held by the US Marshall's office were returned to JB Oxford Holdings, Inc. See Note 15, "Commitments and Contingencies," below.

Note 4. Cash Segregated Under Federal and Other Regulations

Cash of $3,132,172 and $129,991,136 at December 31, 2004 and 2003, respectively, have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. The Company had excess funds of $2,974,588 and $839,824, at December 31, 2004 and 2003. Excess funds at 2004 were withdrawn in March 2005, when the certificate of deposit matured. Cash of $757,436 had been segregated in a special reserve bank account for the benefit of introducing brokers at December 31, 2003. See Note 14, Regulatory Requirements.

Note 5. Receivable From and Payable to Broker-Dealers and Clearing Organizations

Amounts receivable from and payable to broker-dealers and clearing organizations result from the Company's normal trading activities and consist of the following:
                                                          December 31, 2004
                                                     ---------------------------
                                                     Receivable       Payable
                                                     -----------     -----------
  Deposits for securities borrowed                   $     3,000     $      --
  Securities failed to deliver/receive                    96,608          14,417
  Payable to clearing organizations                         --            10,243
  Other                                                     --           135,883
                                                     -----------     -----------
Total                                                $    99,608     $   160,543
                                                     ===========     ===========

                                                          December 31, 2003
                                                     ---------------------------
                                                     Receivable       Payable
                                                     -----------     -----------
  Deposits for securities borrowed/loaned            $29,232,316     $38,557,179
  Securities failed to deliver/receive                    27,856         203,363
  Receivable from/payable to correspondents                   20       1,143,978
  Payable to clearing organizations                         --           269,480
  Other                                                   77,166         157,755
                                                     -----------     -----------
Total                                                $29,337,358     $40,331,755
                                                     ===========     ===========

Securities borrowed and securities loaned represent cash paid or received for securities borrowed or loaned from other broker-dealers. The equivalent market value in cash is deposited by the borrower. All open positions are adjusted to market values daily. These deposits approximate the market value of the underlying securities. The Company has no securities in stock borrow transactions that have been re-pledged in stock loan transactions.

Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. At December 31, 2004, the market value of the securities failed to deliver was $69,632 and failed to receive was $5. At December 31, 2003, the market value of the securities failed to deliver was $31,370 and failed to receive was $80,692.

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

Note 7. Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and sold, not yet purchased consist of trading and investment securities at quoted market values, as illustrated below:

                                                                      Sold, But
                                                                       Not Yet
                                                         Owned        Purchased
                                                       ----------     ----------
Balances as of December 31, 2004:
  Equity securities                                    $    1,070     $       --
  U.S. government and other securities                      8,755             --
                                                       ----------     ----------
Total                                                  $    9,825     $       --
                                                       ==========     ==========

Balances as of December 31, 2003:
  Equity securities                                    $  321,202     $1,957,909
  U.S. government and other securities                    100,000             --
  Securities owned not readily marketable                  10,858             --
                                                       ----------     ----------
Total                                                  $  432,060     $1,957,909
                                                       ==========     ==========

As a part of its ongoing trading activities the Company may hold financial instruments for trading purposes. These instruments consist of options and warrants and are not used as hedge instruments to reduce financial market risks. The Company does not trade futures, forwards, swaps or any other derivative financial instruments except options and warrants. The Company held no options or warrants at December 31, 2004 and 2003. Trading gains or losses relating to options and warrants are not material to the operations of the Company.

Note 8. Furniture, Equipment and Leasehold Improvements

The following table summarizes the Company's furniture, equipment, aircraft and leasehold improvements:

                                                            December 31
                                                     --------------------------
                                                        2004           2003
                                                     -----------    -----------
Furniture and equipment                              $   483,183    $ 6,780,692
                                                     -----------    -----------
Aircraft                                               1,115,000             --
Leasehold improvements                                        --      1,767,424
                                                     -----------    -----------
                                                       1,598,183      8,548,116
   Less:  Accumulated depreciation and amortization     (344,347)    (6,352,333)
                                                     -----------    -----------
                                                     $ 1,253,836    $ 2,195,783
                                                     ===========    ===========

For the years ended December 31, 2004, 2003 and 2002, depreciation and amortization expense totaled $658,704, $1,263,539, and $1,683,611, respectively, of which $68,130, $74,500 and $74,500, is included in depreciation and amortization expense, respectively. For the years ended December 31, 2004, 2003 and 2002, depreciation and amortization of $590,574, $1,189,039 and $1,609,111 is included in discontinued operations, respectively. Additionally, assets with a net book value of $1,619,288 were abandoned during the year ended December 31, 2004 with the book value being charged to expense included in discontinued operations.

Note 9. Notes Payable and Uncommitted Lines

In 2003 and 2004, NCC maintained uncommitted customer financing arrangements with an aggregate borrowing limit approximating $25,000,000. Amounts loaned bore interest at a fluctuating rate based on broker call and prime rates and were fully collateralized by marketable securities. The Company had no such loans outstanding at December 31, 2004 and 2003. The lines were terminated in the fourth quarter of 2004, after the sale of assets to Ameritrade, Inc.

At December 31, notes payable and short term borrowings consisted of the following (See Note 12 for discussion of related party notes reclassified to notes payable):

                               Balance at end
                                  of period            a               b                  c                 d
                             -------------------- ------------ -------------------  ----------------- --------------
 2004
   Collateralized by:
     Customer securities            $       --           --          $       --         $       --            n/a
     Real Property                  $3,400,000         5.5%          $3,400,000         $3,400,000           5.5%

 2003
   Collateralized by:
     Customer securities            $       --           --          $       --         $       --            n/a
     Real Property                  $       --           --          $       --         $       --            n/a

a)    Weighted average interest rate at end of period.

b)    Maximum amount outstanding during the period.

c) Average amount outstanding during the period (starting from date debt facility existed).

d) Weighted average interest rate during the period. This amount was calculated by factoring the balances at the end of each month at the various rates, and computing a weighted average on the results.

Interest expense related to these notes was $0, $0, and $111 for the years ended December 31, 2004, 2003 and 2002, respectively.

Short term borrowings consists of two notes secured by land held for investment. The obligor of the notes is Dolphin Bay, LLC, a new 99% owned subsidiary of JBOC, created in 2004, which acquired approximately 10 acres of undeveloped land in Walton County, Florida, for $5.5 million. During December 2004, the Company capitalized Dolphin Bay with approximately $2.413 million, and Dolphin Bay obtained a loan in the amount of $2.6 million from a commercial bank due December 2, 2005. Dolphin Bay paid $4.7 million of the purchase price in cash and delivered its promissory note to the seller for the remainder of the purchase price ($800,000). The promissory note accrues interest at 8.5% per annum beginning February 15, 2005.

At December 31, the detail of notes payable is as follows:

                               December 31
                             2004         2003
                         ----------   ----------

  Demand notes payable   $2,889,375   $2,889,375
  Note payable              402,778      569,444
                         ----------   ----------
Total notes payable      $3,292,153   $3,458,819
                         ----------   ----------

The demand notes payable are contested obligations on notes payable to former shareholders of the Company, or their assignees. The Company is vigorously contesting the claims. More information on the claims is set forth in the former shareholder transactions section of Note 12, below.

The note payable is the result of a settlement and release agreement dated September 4, 2003 associated with the abandonment of the lease in Oakland, California. The original terms called for the execution of a non-interest bearing promissory note in the amount of $611,111 due in 44 equal monthly payments commencing October 1, 2003. The amounts disclosed above represent the balance after applying monthly payments to the note. This note was paid off subsequent to December 31,2004, see litigation related to account acquisitions in Note 15, below. For information on notes payable to current related parties, please see Note 12, below.

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

Note 11. Income Taxes

The income tax (benefit) provision consists of the following components:

                                    Year Ended December 31
                                 2004          2003           2002
                          -----------   -----------    -----------
Current
    Federal               $   100,000   $        --    $(3,509,039)
    State                      63,283            --             --
                          -----------   -----------    -----------
                              163,283            --     (3,509,039)
                          -----------   -----------    -----------
Deferred
    Federal                   620,241    (1,594,142)      (391,961)
    State                     329,759      (242,810)      (551,390)
    Valuation Allowance            --     2,879,300        551,390
                          -----------   -----------    -----------
                              950,000     1,042,348       (391,961)
                          -----------   -----------    -----------
Total                     $ 1,113,283   $ 1,042,348    $(3,900,000)
                          ===========   ===========    ===========

The major components of deferred tax assets net, are as follows:

                                                        December 31
                                                    2004           2003
                                                 -----------    -----------
Deferred tax assets (liabilities):
  Bad debts reserve                              $        --    $   306,827
  Depreciation                                      (112,600)        37,618
  Amortization of intangible assets                       --      1,179,112
  Net operating loss carry-forward                 2,888,680      2,854,645
  Accrued liabilities                                     --         15,866
  Other                                              156,951             --
  Deferred gain on sale of customer and
     correspondent accounts                       (3,883,031)
  Less:  Valuation allowance                              --     (4,394,068)
                                                 -----------    -----------
Total deferred tax assets, net                   $  (950,000)   $        --
                                                 -----------    -----------

Reconciliation of the provision for income taxes to the expected income tax based on statutory rates is as follows:

                                                               Year Ended December 31
                                                         2004           2003           2002
                                                      -----------    -----------    -----------
Provision (benefit)- Federal statutory rate           $ 3,253,920    $(1,717,316)   $(3,980,956)
Increase (decrease) in income taxes resulting from:
    State taxes                                           113,283       (242,810)      (634,000)
    Other                                                 (79,852)       123,174         80,956
    Valuation allowance                                (2,174,068)     2,879,300        634,000
                                                      -----------    -----------    -----------
Total                                                 $ 1,113,283    $ 1,042,348    $(3,900,000)
                                                      ===========    ===========    ===========

A valuation allowance was placed against 100% of the federal net deferred tax asset as of December 31, 2003 due to the uncertainty of its ultimate realization. For the state deferred tax asset, the Company recorded a valuation allowance in 2003 and 2002 due to the uncertainty of its ultimate realization. As of December 31, 2002, the Company has realized to the extent available its Federal net operating loss carry-backs. For tax purposes at December 31, 2004, the Company had a Federal net operating loss carry-forward (NOL) of $7.0 million, which will begin expiring in 2023. The Company has elected the installment method for reporting the sale of customer and correspondent accounts, see note 17. Such election has deferred $6.4 and $2.8 million of taxable gain until 2005 and 2006. Accordingly, the Company has recorded a deferred tax liability in connection with this deferred gain.

Note 12.  Related Party Transactions

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

      On or about November 8, 1999, the maturity date for the Secured Convertible Notes was extended to December 31, 2000. On or about December 13, 2000, the maturity date for the Secured Convertible Notes was extended to December 31, 2001. On or about December 31, 2001, the maturity date for the Secured Convertible Notes was extended to December 31, 2002. On or about December 31, 2002, the Company and TCP entered into a Note Extension Agreement which, i) extended the maturity date to December 31, 2003, and
      ii) adjusted the conversion rate to $2.67 per share of common stock, the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. As a result, and after giving effect to the 1-for-10 reverse split which occurred in October 2002, the Secured Convertible Notes are convertible into 2,029,474 shares of common stock. On December 31, 2002, the maturity date for the Secured Convertible Notes was extended to December 31, 2003. On December 31, 2003, the maturity date for the Secured Convertible Notes was extended to December 31, 2004. In September 2004, TCP converted the Secured Convertible Notes into 2,029,474 shares of common stock.

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

4. By agreement dated December 16, 1999, the Company agreed to pay a monthly advisory fee to Third Capital, LLC, an affiliate of TCP, in the amount of $85,000, included in general and administrative expenses, plus all direct and indirect expenses incurred in providing such advisory services to the Company and its subsidiaries. Since that time, members of Third Capital, LLC have held the executive positions of Chairman, Chief Executive Officer, and President of the Company and its subsidiaries. Effective October 2001, Third Capital, LLC agreed to reduce its fee by 10%, to $76,500 per month, plus expenses. Effective July 1, 2004, the fee was reduced to $42,500, plus all direct and indirect expenses incurred in providing such advisory services to the Company and its subsidiaries. The advisory fee paid to Third Capital, LLC was $714,000, $918,000, and $918,000 in 2004, 2003, and 2002, respectively.

Note 13. Options and Warrants

At December 31, 2004, the Company had three stock option plans, each of which is described below. As the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation cost has been recognized in accordance with APB Opinion 25.

The Company has adopted an employee stock option plan (the "Plan") pursuant to which 92,000 shares of common stock have been authorized for issuance to officers and full-time employees of the Company. Under the Plan, 48,000 options have been issued and converted to common stock, while 22,850 options are outstanding at December 31, 2004 leaving 21,150 options available for future issuance. The Plan is administered by the Company's Board of Directors, which determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price, which shall not be less than market value.

The Company has adopted a non-employee directors' stock option plan (the "Director's Plan") pursuant to which 95,000 shares of common stock have been authorized for issuance to directors who are not employees of the Company. Under the Director's Plan, 7,500 options to purchase common stock are outstanding at December 31, 2004. No options have been converted to common stock under this plan, leaving 87,500 options available for future issuance. The Director's Plan is administered by the Company's Board of Directors, which determines, among other things, the persons to be granted options under the Director's Plan, the number of shares subject to each option and the option price, which shall not be less than market value. In addition, any action under the Director's Plan must be approved by the affirmative vote of a majority of the directors who are not then eligible to participate in the Director's Plan.

The Company has adopted the 1998 Stock Option and Award Plan (the "1998 Plan"), pursuant to which 350,000 shares of common stock have been authorized for issuance to officers, employee directors and key employees of the Company. Under the 1998 Plan, 113,900 options to purchase common stock are outstanding at December 31, 2004, of which 112,900 are held by executive officers of the Company. No options have been converted to common stock under this plan leaving 236,100 options available for future issuance. The Plan is administered by the Company's Compensation Committee of the Board of Directors, which determines, among other things, the persons to be granted options under the 1998 Plan, the number of shares subject to each option and the option price, which shall not be less than market value for incentive options. A summary of the status of the Company's stock options as of December 31, 2004, 2003, and 2002, and changes during the years ending on those dates is presented below:

                             December 31, 2004             December 31, 2003              December 31, 2002
                                         Weighted                      Weighted                          Weighted
                           Shares         average         Shares        average          Shares           average
                        --------------  ------------  ---------------  -----------   ---------------- --------------
Outstanding at
  beginning of year        256,825           $15.66       256,200           $15.72        383,120            $26.88
Granted                         --                          2,500             4.26          1,500              2.20
Forfeited                 (112,575)            3.98        (1,875)           22.23       (128,420)            49.43
                        --------------                ---------------                ----------------
Outstanding at end of
  year                     144,250            16.05       256,825            15.66        256,200             15.72
                        ==============                ===============                ================
Options exercisable at     144,250            16.05       255,725            15.81        254,217             15.81
  year-end
Weighted-average fair
  value of options
  granted during the
  year                        $ --                          $0.85                           $0.63

Information relating to stock options and warrants at December 31, 2004, summarized by exercise price is as follows:

                                      Options Outstanding                           Options Exercisable
                                                             Weighted-                            Weighted-
                           Number        Weighted-Average     Average             Number           Average
                       Outstanding at      Contractual       Exercise          Exercisable at      Exercise
   Exercise Prices        12/31/03            Life             Price             12/31/03           Price
  ------------------ ------------------- ---------------- ----------------- ------------------- ----------------
         $2.20                1,000              8              $2.20                1,000           $2.20
          5.00                1,000              8               5.00                1,000            5.00
          6.25                2,500              4               6.25                2,500            6.25
         13.13               80,000              3              13.13               80,000           13.13
         17.80                1,350              2              17.80                1,350           17.80
         18.20               35,500              6              18.20               35,500           18.20
         19.70                1,500              3              19.70                1,500           19.70
         22.50               15,000              1              22.50               15,000           22.50
         23.20                5,000              2              23.20                5,000           23.20
         36.88                  700              5              36.88                  700           36.88
         90.00                  200              4              90.00                  200           90.00
         91.25                  500              4              91.25                  500           91.25
                     -------------------                                    -------------------
  Total                     144,250              4             $16.05              144,250          $16.05
                     ===================                                    ===================

Note 14. Regulatory Requirements

NCC and JBOC were subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the Rule) in 2004, which requires the maintenance of minimum net capital. NCC has elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Rule also provides, among other things, for a restriction on the payment of cash dividends, payments on subordinated borrowings or the repurchase of capital stock if the resulting excess net capital would fall below 5% of aggregate debits.

At December 31, 2004, NCC had net capital of $2,640,170, which was $2,390,170 in excess of the minimum amount required of $250,000. At December 31, 2003, NCC had net capital of $9,554,544, which was $7,873,465 in excess of the minimum amount required.

At December 31, 2003, JBOC had net capital of $420,575, which was $414,478 in excess of the minimum amount required of $25,000. JBOC computed its net capital requirement in accordance with the aggregate indebtedness standard. The Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. At December 31, 2004, JBOC withdrew as a broker-dealer, and accordingly, was no longer subject to the Rule.

During 2004, NCC sold its correspondent clearing operation and accordingly, is no longer required to perform a computation for the proprietary accounts of introducing brokers ("PAIB") similar to the customer reserve computation set forth in SEC Rule 15c3-3. As of December 31, 2003, PAIB debits aggregated $69,264, and credits totaled $809,133. Included in the balance of cash segregated under federal and other regulations as of December 31, 2004, and 2003 was $0 and $757,280, respectively, of cash held in a PAIB reserve account.

Note 15. Commitments and Contingencies

The Company is a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer claims regarding brokerage transactions, and claims related to clearing services arising out of the failure of certain correspondent firms. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. Those proceedings that management believes may have a significant impact on the Company are described below. However, there can be no assurance that in the future, other current or future proceedings will not have a material adverse effect on the Company's financial condition or results of operations. In particular, if the Company is required to pay a judgment in excess of the amount reserved, such a payment would negatively impact the financial condition of the Company. However, the Company regularly assesses its potential liability in all pending litigation to properly set the level of reserves for such litigation. To the extent that the reserves are sufficient to cover all awards and settlements, no currently threatened or pending litigation should materially impact the Company's financial position, results of operations or cash flows. The Company's aggregate reserve for pending litigation was $611,452 as of December 31, 2004.

SEC Mutual Fund Lawsuit

On or about August 24, 2004, the SEC's Los Angeles Office commenced a civil lawsuit against the Company, NCC, and three of its former officers and employees, alleging violations of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder, and Section 22(c) of the Investment Company Act of 1940 and Rule 22c-1 thereunder. In January 2005, all claims under Section 17(a) of the Securities Act of 1933 were dismissed by the Court, with prejudice. The remaining claims remain pending. The suit seeks unspecified monetary damages and penalties, as well as other remedies against the individual defendants. The suit contends that the Company wrongfully allowed customers to place mutual fund trades after 4:00 p.m. EST, and wrongfully assisted clients in "market timing" of mutual funds. While the Company admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is reasonably possible, the Company has not accrued any specific amount related to this matter, as no amount of loss in the Company's estimated range of loss of zero to $20 million is more likely than another.

Litigation Related to Oeri Notes

The Company is a party to a lawsuit entitled EBC Trust v. JB Oxford Holdings, Inc., et als., pending in the Federal District Court in Los Angeles. In this suit, EBC Trust is seeking payment of the $2.9 million in notes payable described above in section 2 of Note 12. In July 2002, the court magistrate granted a pre-judgment attachment against the assets of the Company in favor of EBC Trust. In January 2003, the Court reversed the magistrate's order and dissolved the attachment. In January 2003, EBC Trust amended its claim to assert additional claims against the Company and to add claims against the officers and directors of the Company, as well as to add a claim against NCC under the $1,000,000 Oeri subordinated note. By Order dated October 14, 2003, in response to motions filed by the Company, the Court dismissed several claims, struck portions of the Amended Complaint, and compelled EBC Trust to arbitrate all claims against NCC.

As to the remaining claims, the Company has asserted a number of defenses to EBC Trust's claims, including fraud, and contribution related to a judgment entered against EBC Trust's predecessor-in-interest under the notes payable and NCC in an NASD arbitration commenced by Stanley J. Cohen, Receiver for Secured Equity Title and Appraisal Agency Corp. While nominally a clearing case, the panel ruling relied primarily on testimony regarding the activities of Irving Kott while present at the Company. Mr. Kott is alleged to have provided most of the funds for the loans now being pursued by EBC Trust. NCC settled all of the claims against it in that matter in 2002, and as a part of that settlement, obtained the assignment from Secured Equity of a Judgment against Oeri Finance, Inc. Accordingly, the Company has asserted a claim of offset for the Judgment against Oeri Finance, Inc. As stated in Note 12, the Company has recorded liabilities of approximately $2.9 million on its balance sheet in notes payable, additionally, the Company has $816,429 of accrued interest related to these notes included in accounts payable and accrued expenses. The Company has not yet recorded the offset of the judgment obtained in its financial statements, since the matter has not yet been adjudicated.

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

Litigation Related to Account Acquisitions

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We counter sued for violations of the purchase agreement by Mr. Stock. The main issue in the dispute related to whether and when Mr. Stock had met all of the necessary conditions precedent to the formal closing of the transaction, as calculation of the amount to be paid was based on when the closing occurred. The key condition in dispute was whether and when certain required computer programming was completed by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to stock issued and to be issued. That dispute was resolved and a cash payment of $1,400,000 was made to Share King, LLC in November 2004. 178,804 shares of the Company's common stock were reacquired in the transaction, and cancelled by the Company, of which 132,244 and 46,560 shares were issued in 2004 and 2003, respectively.

In a related action commenced in January 2005, OCC Ventures, LLC commenced suit against Share King LLC and us alleging breach of the lease buyout agreement. In March 2005, we reached a settlement with OCC Ventures, pursuant to which we have made payments totaling $386,111. In exchange, we have received a return of 112,300 shares of our common stock, and a release of the outstanding note to OCC Ventures. The Company has accrued a loss of approximately $16,000 for the premium paid in excess of market value for the 112,300 shares at December 31, 2004.

Lease Commitments

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004, were as follows:

                        Year ending December 31:
                             2005                           $329,228
                             2006                           $182,964
                             2007                             33,000
                             2008                             16,500
                             2009                                 --
                             Thereafter                           --
                                                            --------
                        Total                               $561,692
                                                            ========

The Company offers its employees participation in a 401(k) savings plan. Eligible employees are able to contribute a portion of their compensation. The Company matches 25% of these contributions up to 6% of the employee's wage. This expense for 2004, 2003 and 2002 amounted to $39,506, $106,503, and $28,296.

Note 16.   Acquisitions of Customer Accounts

During the years ended December 31, 2004 and 2003, the Company did not acquire customer accounts of other brokerage firms. The Company acquired the customer accounts of Stockwalk.com. Inc., Wall Street Equities, Inc., Sunlogic
Securities, and Mr. Stock, Inc, in 2002, and Bull and Bear, Inc. and eCapitalist, Inc. in 2001. The cost of these acquisitions is $4,362,689 and $2,510,000 in 2002 and 2001, respectively. The cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of litigation related to the acquisitions, and has been included in the statement of financial condition net of accumulated amortization of $3,558,678 and $2,115,771. For a discussion of that litigation, please see Note 15, above. The summary of customer account acquisitions are as follows:

                                                                                Accumulated
                                     Period        Number of                   Amortization   Book value of
            Acquisition             Acquired       Accounts         Cost       at sale date    assets sold

   Bull & Bear, Inc.              1st qtr '01         9,000     $2,400,000      $1,909,544       $490,456
   ECapitalist, Inc               2nd qtr '01         2,000        110,000         103,583          6,417
   Stockwalk. com                 1st qtr '02        11,500      1,652,772         927,762        725,010
   Wall Street Equities, Inc      2nd qtr '02         3,800        460,369         211,002        249,367
   Sunlogic Securities            2nd qtr '02         1,500         78,367          35,156         43,211
   Mr. Stock                      3rd qtr '02         8,000      1,815,007         826,217        988,790

     Total                                           35,800     $6,516,515      $4,013,264     $2,503,251

The Company amortized these intangible assets over four years, which was the estimated useful life. Amortization expense of $454,586, $1,442,908, and $1,238,295 was recorded during the years ended December 31, 2004, 2003 and 2002, respectively. These assets were sold in 2004. The Company ceased amortizing the assets at the end of April 2004 once deemed to be assets held for sale. Additionally, in 2002 the Company recognized an impairment charge of $563,726, ($449,023 impairment on the Bull and Bear acquisition and $114,703 impairment of the Stockwalk.com acquisition) in addition to the $1,238,295 amortization above, which is included in amortization expense. The impairment charge is related to the intangible assets recorded for the acquisition of customer accounts for two acquisitions. Fair value was determined by calculating the discounted cash flows on the underlying customer accounts over the estimated useful life of the intangibles.

Note 17. Discontinued Operations

On June 4, 2004, JBOC signed an asset purchase agreement with Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, to sell its online retail accounts for up to $26 million in cash, subject to certain adjustments and an escrow. That transaction closed on October 8, 2004, with the final purchase price fixed at $25,870,000. JBOC has received $14,000,000 prior to December 31, 2004 and received an additional $8,370,000 in January 2005. Accordingly, a gain of $22,966,749 is included in discontinued operations for the sale of its retail accounts.

On August 20, 2004, NCC entered into an agreement with North American Clearing, Inc. to sell all of its clearing rights for its correspondent accounts. Under the terms of the agreement, NCC received an initial payment of $100,000 in October 2004, and will receive 50% of the revenue related to the transferred correspondent accounts over the next five years, up to a maximum total payment of $2.5 million. NCC has received an additional $147,790 in the forth quarter relating to this sale. Accordingly, a gain of $247,790 is included in discontinued operations for 2004 for the sale of the correspondent clearing accounts.

These asset groups are the brokerage operations (both clearing and retail brokerage segments) of the Company and historically provided substantially all of its operating revenues. These asset groups have met the criteria defined by SFAS No. 144 to be reported as discontinued operations as of June 30, 2004, and are presented as such as of December 31, 2004.

The following table reflects detailed amounts of revenue, expense and loss reported in discontinued operations for the respective years ended December 31, 2004, 2003 and 2002. Operations previously reported have been restated to reflect the change in status to discontinued operations.

                                                        2004            2003            2002
                                                    ------------    ------------    ------------
Revenues:
   Clearing and execution                           $  1,704,167    $  2,897,911    $  3,887,612
   Trading profits, net                                  326,443       2,187,974       1,469,300
   Commissions                                         5,326,811       8,880,119       8,168,925
   Interest                                            4,043,384       5,400,032       7,673,620
   Other                                                 127,756         290,781         864,463
                                                    ------------    ------------    ------------
   Total revenues                                     11,528,561      19,656,817      22,063,920
                                                    ------------    ------------    ------------
Expenses:
   Employee and broker compensation                    5,194,954       5,152,334       7,760,279
   Clearing and floor brokerage                          987,556         992,633       1,040,498
   Communications                                      1,672,995       2,033,351       2,645,776
   Occupancy and equipment                             2,684,889       3,960,577       4,979,120
   Interest                                              441,169         724,980       1,442,611
   Data processing charges                             2,755,814       2,284,778       2,316,927
   Professional services                                 157,568         213,077              --
   Promotional                                           189,686         246,363       1,356,920
   Bad debt expense                                       51,340          80,122         138,512
   Settlement expense                                    971,658         464,500       3,057,500
   Amortization of intangible assets                     454,586       1,442,908       1,802,021
   Other operating expenses                            3,416,547       2,420,960       1,770,466
                                                    ------------    ------------    ------------
  Total expenses                                      18,978,762      20,016,583      28,310,630
                                                    ------------    ------------    ------------
  Loss from discontinued operations before            (7,450,201)       (359,766)     (6,246,710)
    disposal of operating assets and taxes
    Gain on disposal of retail and clearing
     brokerage operation                              23,214,539              --              --
                                                    ------------    ------------    ------------
   Income (loss) from discontinued operations         15,764,338        (359,766)     (6,246,710)
    before income taxes
    Income tax provision (benefit)                     1,105,400       1,042,348      (3,900,000)
                                                    ------------    ------------    ------------
   Net income (loss) from discontinued operations   $ 14,658,938    $ (1,402,114)   $ (2,346,710)
                                                    ============    ============    ============

The Company has no international or foreign operations; its institutional sales operation does, however, service foreign accounts. Additionally, the Company has no single customer or groups of customers under common control that constitute more than 10% of its consolidated continuing operating revenues.

Note 18. Financial Instruments With Off-Balance Sheet Risk

As a securities broker-dealer, we provide services to individual institutional investors. We act as an introducing broker and clear our customer and proprietary security transactions through another broker dealer on a fully disclosed basis. The clearing broker dealer provides these services for a fee and collects commission revenues generated. We are at risk of the nonperformance by our customers and are responsible for losses sustained by our customers in excess of their account equity. We are also responsible for losses occurring in our own proprietary accounts. Our exposure to credit risk associated with the nonperformance of our customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets.

Note 19. Supplemental Disclosures of Cash Flow Information

                                               Year Ended December 31
                                           2004         2003         2002
Cash paid for:
  Interest                             $  771,165   $1,062,663   $1,942,628
  Income taxes                             13,283       79,977      330,308
Cash received from income tax refund           --    4,629,066    3,854,492

Supplemental disclosure of non-cash investing and financing activities:

For the Year Ended December 31, 2004:

      o Notes payable to shareholder converted to 2,029,474 shares of common stock in the amount of $5,418,696.

      o     Treasury stock used to pay stock bonuses to employees of $115,514.

      o 132,244 common shares, issued in connection with Mr. Stock account acquisition, valued at the average closing price on the 10 business days preceding issuance, of $466,667.

      o Cancellation of 178,804 shares of common stock issued to Mr. Stock of $622,222

      o Investment in land of $5,598,675 partially acquired with $3,400,000 mortgage.

For the Year Ended December 31, 2003:

      o     Treasury stock used to pay stock bonuses to employees of $142,695.

      o Note payable executed on lease abandonment of $611,111 less payments of $41,667

      o 120,000 common shares, issued in connection with lease abandonment, valued at market value of $388,800

      o 46,560 common shares, issued in connection with Mr. Stock account acquisition, valued at the average closing price on the 10 business days preceding issuance, of $155,556.

Note 20. Unaudited Supplemental Quarterly Financial Information

Below is selected quarterly financial data for each fiscal quarter during the years ended December 31, 2004 and 2003. This information should be read in conjunction with the consolidated financial statements included elsewhere herein.

                                              First             Second             Third              Fourth
                                             Quarter            Quarter            Quarter            Quarter
                                        ----------------- ----------------- ------------------- ------------------
2004
Revenues                                  $       28,462    $       71,753    $      169,769    $      253,195

    From continuing operations                (1,535,968)       (1,613,229)       (1,021,989)       (2,324,121)
    From discontinued operations                (655,464)         (150,097)       (1,949,378)       17,413,876
    Net income (loss)                         (2,191,432)       (1,763,326)       (2,971,367)       15,089,755
Basic income (loss) per share
    From continuing operations                     (0.86)            (0.88)            (0.46)            (0.62)
    From discontinued operations                   (0.37)            (0.08)            (0.88)             4.68
    Basic earnings per share                       (1.23)            (0.96)            (1.34)             4.06
Diluted income (loss) per share
    From continuing operations                     (0.86)            (0.88)            (0.46)            (0.62)
    From discontinued operations                   (0.37)            (0.08)            (0.88)             4.68
    Diluted earnings per share                     (1.23)            (0.96)            (1.34)             4.06

2003
Revenues                                  $           10    $        9,955    $           --    $          688

    From continuing operations                  (866,705)         (554,513)         (701,349)       (2,424,284)
    From discontinued operations                 185,434        (1,231,964)         (438,042)           82,459
    Net income (loss)                           (681,271)       (1,786,477)       (1,139,391)       (2,341,825)
Basic net income (loss) per share
    From continuing operations                     (0.58)            (0.37)            (0.45)            (1.48)
    From discontinued operations                    0.12             (0.82)            (0.28)             0.05
    Basic net income (loss) per share              (0.45)            (1.19)            (0.73)            (1.43)
Diluted income (loss) per share
    From continuing operations                     (0.58)            (0.37)            (0.45)            (1.48)
    From discontinued operations                    0.12             (0.82)            (0.28)             0.05
    Diluted net income (loss) per share            (0.45)            (1.19)            (0.73)            (1.43)

Unusual or infrequently occurring items:

Fourth quarter 2004:

      o During the fourth quarter the Company sold its retail customer accounts generating net gain on sale of $22,966,749 and its correspondent clearing operation for $247,790.

      o The company bought out of a service provider contract for $1,000,000 included in expenses of discontinued operations.

      o     The Company paid  approximately  $850,000 in  severance  salaries to
            terminated   employees   and   brokers   included   in  expenses  of
            discontinued operations.

      o The Company paid $315,000 to terminate its lease agreement in Beverly Hills, California included in expenses of discontinued operations.

Second quarter 2004:

      o The expense for the third quarter 2004 includes the accrual of $750,000 (paid in the forth quarter) for the settlement of two arbitrations involving claims of approximately 60 former customers of correspondent firms.

Fourth quarter 2003:

      o During the Forth quarter of 2003 the Company provided an allowance for its federal income tax receivable in the amount of $1,615,051 and deferred taxes in the amount of $982,019. This increased income tax expense for the quarter.

Second quarter 2003:

      o During the Second quarter of 2003 the Company took a $1,500,000 charge for the abandonment of the lease in Oakland, California.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 16, 2004, we engaged BDO Seidman, LLP to serve as our independent auditors for 2004. Our audit committee made the appointment of BDO Seidman LLP. Prior to that date, Ernst & Young LLP served as our independent auditors. On April 12, 2004 we received notification from Ernst & Young LLP that it will not stand for re-election for the audit of the December 31, 2004 financial statements. The report issued by Ernst & Young LLP on March 10, 2004 was qualified as to a going concern uncertainty.

During 2004, there were no disagreements with BDO Seidman LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our consolidated financial statements that if not resolved to the independent accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our consolidated financial statements for the fiscal year ended December 31, 2003 and there were no other matters or reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have adopted internal controls and procedures in order to ensure that the information required to be disclosed in the report is recorded, processed, summarized and reported on a timely basis. We carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report. Based on the Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

Because of the reduction of personnel, there have been changes in internal accounting controls regarding the proper segregation of duties. Because of the lack of personnel, some duties have been combined, where segregation of such duties would be more desirable.

Item 9B. OTHER INFORMATION

NONE.

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

                                    PART III

Items 10, 11, 12, and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions;.

The information required by these Items is omitted because the Company will file, by April 29, 2005, a definitive proxy statement pursuant to Regulation 14A, which information is incorporated herein by reference as if set out in full.

Item 14 Principal Accountant Fees and Services

Fees paid to BDO Seidman LLP, the Company's Principal Auditors:

                                                2004            2003(1)
                                            --------        --------

            Audit Fees                      $204,206        $174,026
            Audit-Related Fees                27,000           5,335
            Tax Services                          --              --
            All Other Fees                        --              --

(1)   Fees in 2003 were paid to Ernst & Young LLP our prior independent auditor.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedules required to be filed by Item 8 of this form and paragraph (d) are contained herein as follows:

                                                                                                              Page
                                                                                                            ----------
Report of Independent Registered Public Accounting Firm                                                        33
Report of Independent Registered Public Accounting Firm                                                        34
Consolidated Statements of Financial Condition December 31, 2004 and 2003                                     35-36
Consolidated Statements of Operations Years Ended December 31, 2004, 2003 and 2002                            37-38
Consolidated Statements of Changes in Shareholders' Equity
   (Accumulated Deficit) Years Ended December 31, 2004, 2003 and 2002                                          39
Consolidated Statements of Cash Flows Years Ended December 31, 2004, 2003 and 2002                             40
Notes to Consolidated Financial Statements                                                                    41-65
Financial Statement Schedule I - Condensed Financial Statements (Parent Company Only)                         72-78
Financial Statement Schedule II - Valuation and Qualifying Accounts                                            79
Financial Statement Schedule III - Real Estate Owned and Rental Income                                         80

Listed below are exhibits as required by Item 601 of Regulation S-K:

                                                                                      Incorporated by Reference
                                                                          ---------------------------------------------
Exhibit                                                                                                       Filing       Filed
Number                         Exhibit Description                        Form      File No       Exhibit       Date      Herewith
------                         -------------------                        ----      -------       -------       ----      --------
2.1        Purchase Agreement dated as of May 21, 1998 by and among       8-K       0-16240         2.1        6/18/98
           the Company, Third Capital Partners, LLC, a Tennessee
           limited liability company, 3421643 Canada Inc., a Canadian corporation, Felix A. Oeri and Oeri Finance Inc.
3.1        Articles of Incorporation of JBOH, as amended, October 16,     8-K       0-16240         1.0       10/30/90
           1990.
3.2        By-Laws of JBOH, as amended November 24, 1998.                 10-K      0-16240         3.2       12/31/99
4.1        9% Secured Convertible Note Due December 31, 1999 in the       8-K       0-16240         4.1        6/18/98
           principal amount of $2,000,000 between the Company and
           Third Capital Partners, LLC
4.2        Rights Agreement between the Company and Transfer Online,      10-K      0-16240         4.2       12/31/02
           as Rights Agent.
10.1       Standard Office Lease between St. George Beverly Hills,        10-K      0-16240        10.3       12/31/92
           Inc. and OTRA Clearing, Inc., dated January 31, 1992, to
           lease Beverly Hills office space.
10.2       Data Service Agreement between Securities Industry Software    10-Q      0-16240        10.0        6/30/92
           Corp. and OTRA Clearing, Inc., dated June 8, 1992.

                                                                                      Incorporated by Reference
                                                                          ----------------------------------------------
Exhibit                                                                                                       Filing       Filed
Number                         Exhibit Description                        Form      File No       Exhibit       Date      Herewith
------                         -------------------                        ----      -------       -------       ----      --------
10.3       Assignment and Assumption Agreement for Beverly Hills          10-K      0-16240        10.8       12/31/93
           office space between JBOH and RKSI, executed as of December
           31, 1993.
10.4       Commercial office lease Agreement between Bank of              10-Q      0-16240        10.1        6/30/95
           Communications and JB Oxford & Company, executed as of June
           1995, to lease New York office space.
10.5       Commercial office lease Agreement between Brickell Square      10-K      0-16240        10.16      12/31/95
           Corporation Limited and JB Oxford Holdings, Inc., executed as of February 21, 1996, to lease Miami office space.
10.6       JB Oxford Revocable Government Trust Agreement, dated as of    8-K       0-16240        10.1        3/8/99
           February 18, 1999, by and between JB Oxford Holdings, Inc.
           and Third Capital Partners, LLC, as Trustee.
10.7       Extension Agreement dated November 8, 1999, between the        10-Q      0-16240         4.3        9/30/99
           Company and Third Capital Partners, LLC, extending the
           maturity date of the 9% Senior Secured Convertible Note in the principal amount of $3,418,969.
10.8       Extension Agreement dated November 8, 1999, between the        10-Q      0-16240         4.4        9/30/99
           Company and Third Capital Partners, LLC, extending the
           maturity date of the 9% Secured Convertible Note in the
           principal amount of $2,000,000.
10.9       Amendment No. 6 to Commercial office lease Agreement           10-K      0-16240        10.9       12/31/00
           between Arden Realty Limited Partnership and JB Oxford &
           Company, executed as of December 21, 2000, to lease Beverly
           Hills office space.
10.10      Amendment No. 7 to Commercial office lease Agreement           10-K      0-16240        10.10      12/31/00
           between Arden Realty Limited Partnership and JB Oxford &
           Company, executed as of March 21, 2001, to lease Beverly
           Hills office space.
10.11      Commercial office lease Agreement between Kennedy-Wilson       10-K      0-16240        10.11      12/31/00
           Properties, Ltd. and JB Oxford & Company, executed as of
           January 18, 2001, to lease Beverly Hills office space.

                                                                                      Incorporated by Reference
                                                                          ----------------------------------------------
Exhibit                                                                                                       Filing       Filed
Number                         Exhibit Description                        Form      File No       Exhibit       Date      Herewith
------                         -------------------                        ----      -------       -------       ----      --------
10.12      Extension Agreement dated December 13, 2000, between the       10-K      0-16240        10.12      12/31/00
           Company and Third Capital Partners, LLC, extending the
           maturity date of the 9% Senior Secured Convertible Note in the principal amount of $3,418,969.
10.13      Extension Agreement dated December 13, 2000, between the       10-K      0-16240        10.13      12/31/00
           Company and Third Capital Partners, LLC, extending the
           maturity date of the 9% Secured Convertible Note in the
           principal amount of $2,000,000.
10.14      Extension Agreement dated December 31, 2001, between the       10-K      0-16240        10.14      12/31/01
           Company and Third Capital Partners, LLC, extending the
           maturity date of the 9% Senior Secured Convertible Note in the Principal amount of $3,418,969.
10.15      Extension Agreement dated December 31, 2001, between the       10-K      0-16240        10.15      12/31/01
           Company and Third Capital Partners, LLC, extending the
           maturity date of the 9% Secured Convertible Note in the
           Principal amount of $2,000,000.
10.16      Note Extension Agreement dated December 31, 2002 between       8-K       0-16240         4.1        2/13/03
           the Company and Third Capital Partners, LLC.
10.17      Asset Purchase Agreement dated June 4, 2004, between the
           Company, JB Oxford & Company and Ameritrade, Inc.              14A
                                                                          Def.
10.18+     Employment Agreement between the Company and Barry S.                                                             X
           Fischer date as of June 1, 2004
10.19+     Employment Agreement between the Company and Michael J.                                                           X
           Chiodo dated as of June 1, 2004
14         Code of Ethics                                                                                                    X
16         Letter to SEC from Arthur Andersen dated June 27, 2002.        8-K       0-16240        16.0        6/28/02
21         List of Subsidiaries.                                                                                             X
23.1       Consent of Ernst & Young.                                                                                         X
24         Power of Attorney (appears on signature page of this report)                                                      X
28         Employee Stock Ownership Plan.                                 10-K      0-16240         28        12/31/88
31.1       Rule 13a-14(a)/15d-14(a) Certification of Christopher L.                                                          X
           Jarratt, Chief Executive Officer, pursuant to Section 906
           of Sarbanes-Oxley Act of 2002, filed herewith.

                                                                                      Incorporated by Reference
                                                                          ---------------------------------------------
Exhibit                                                                                                       Filing       Filed
Number                         Exhibit Description                        Form      File No       Exhibit       Date      Herewith
------                         -------------------                        ----      -------       -------       ----      --------
31.2       Rule 13a-14(a)/15d-14(a) Certification of Michael J.                                                              X
           Chiodo, Chief Financial Officer, pursuant to Section 906 of
           Sarbanes-Oxley Act of 2002, filed herewith.
32.1       Section 1350 Certifications.                                                                                      X
32.2       Section 1350 Certifications.                                                                                      X

+ Executive management contract or compensatory plan or arrangement.

Reports on Form 8-K

During the fourth quarter, the Company made two filings on Form 8-K:

On October 13, 2004, the Company filed a Form 8-K indicating that it had completed the sale of substantially all of the retail brokerage accounts of its JB Oxford & Co. subsidiary to Ameritrade, Inc.

On November 5, 2004, the Company filed a Form 8-K gave notice that, by virtue of the conversion of promissory notes held by Third Capital Partners, LLC, the Company had become a "Controlled Company" as defined in the NASDAQ Stock Market's Rule 4350.

        Schedule I. Condensed Financial Information (Parent Company Only)

           JB Oxford Holdings, Inc. Statements of Financial Condition

                                                                               December 31
                                                                          2004            2003
                                                                      ------------    ------------
Assets:
  Cash and cash equivalents                                           $     36,572    $     26,464
  Investment in and advances to subsidiaries                            32,174,557      21,574,272
  Other assets                                                             195,797         182,420
                                                                      ------------    ------------
  Total assets                                                        $ 32,406,926    $ 21,783,156
                                                                      ============    ============
Liabilities and shareholders' equity:
   Liabilities:
     Accounts payable and accrued liabilities                         $  1,130,670    $  2,944,923
     Advances from subsidiaries                                          3,381,101              --
     Income taxes payable                                                1,100,000              --
     Loans from shareholders                                                    --       5,418,696
     Notes payable                                                       2,292,153       2,458,819
                                                                      ------------    ------------
   Total liabilities                                                     7,903,924      10,822,438
                                                                      ------------    ------------
   Commitments and contingencies (note 5)
   Shareholders' equity:

     Common stock  ($0.01 par value, 100,000,000 shares authorized;
      1,756,499 and 1,589,939 shares issued)                                37,394          17,565

     Additional paid-in capital                                         23,282,397      18,039,086

     Retained earnings (accumulated deficit)                             2,096,413      (5,425,090)

     Treasury stock, 83,244 and 130,494 shares, at cost                   (913,201)     (1,670,843)
                                                                      ------------    ------------
   Total shareholders' equity                                           10,960,718
                                                                                        24,503,003
                                                                      ------------    ------------
   Total liabilities and shareholders' equity                         $ 32,406,926    $ 21,783,156
                                                                      ============    ============

See accompanying notes.

                JB Oxford Holdings, Inc. Statements of Operations

                                                            For The Years Ended December 31
                                                            2004            2003            2002
                                                       ------------    ------------    ------------
Revenues                                               $    610,825    $    641,146    $  2,376,011
                                                       ------------    ------------    ------------

Expenses
   General and administrative                             2,264,128       2,230,678       1,271,365
   Bad debt and settlement expense                          750,000              --              --
                                                       ------------    ------------    ------------
   Total expenses                                         3,014,128       2,230,678       1,271,365
                                                       ------------    ------------    ------------
  Income (loss) before interest expense and equity       (2,403,303)     (1,589,532)      1,104,646
    interest in subsidiary income
   Interest expense                                        (634,915)       (643,556)       (736,481)
  Equity interest in subsidiary income (loss)            12,315,131      (2,673,528)    (11,742,373)
                                                       ------------    ------------    ------------
  Income (loss) before income taxes                       9,276,913      (4,906,616)    (11,374,208)
    Income tax provision (benefit)                        1,113,283       1,042,348      (3,900,000)
                                                       ------------    ------------    ------------
   Net income (loss)                                   $  8,163,630    $ (5,948,964)   $ (7,474,208)
                                                       ============    ============    ============

                JB Oxford Holdings, Inc. Statements of Cash Flows

                                                              For The Years Ended December 31
                                                            2004            2003            2002
                                                       ------------    ------------    ------------
Net cash provided by operating activities              $    176,774    $    185,341    $  1,625,031
                                                       ------------    ------------    ------------
Cash flows from investing activities:
  Investment in subsidiaries                                     --        (250,000)        (55,000)
  Acquisitions of customer accounts                              --              --      (1,753,707)
                                                       ------------    ------------    ------------
Net cash used in investing activities                            --        (250,000)     (1,808,707)
                                                       ------------    ------------    ------------
Cash flows from financing activities:
  Notes payable                                            (166,666)             --      (2,740,000)
                                                       ------------    ------------    ------------
Net cash used in financing activities                      (166,666)             --      (2,740,000)
                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents         10,108         (61,659)        583,738
Cash and cash equivalents at beginning of year               26,464          91,123         162,231
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year               $     36,572    $     26,464    $    745,969
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

The accompanying condensed financial information should be read with the consolidated financial statements and notes to the consolidated financial statements of JB Oxford Holdings, Inc. as of December 31, 2004 included elsewhere herein.

Note 2. Revenues

The Company receives substantially all of its revenues from its subsidiaries. Management fees of $400,000, $480,000, and $2,160,000 were received from NCC in 2004, 2003 and 2002, respectively. The balance of revenues for 2003, 2002 and 2001 consists of rents received from subsidiaries for office space and furniture and equipment and interest earned on cash balances.

Note 3. Restrictions on the Transfer of Funds from Subsidiary to the Parent

NCC, as part of normal broker-dealer activities has minimum net capital requirements as imposed by regulatory agencies that restricts the amount of funds that can be transferred to the Parent Company. See Note 14 to the consolidated financial statements for discussion of these requirements.

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

      On or about November 8, 1999, the maturity date for the Secured Convertible Notes was extended to December 31, 2000. On or about December 13, 2000, the maturity date for the Secured Convertible Notes was extended to December 31, 2001. On or about December 31, 2001, the maturity date for the Secured Convertible Notes was extended to December 31, 2002. On or about December 31, 2002, the Company and TCP entered into a Note Extension Agreement which, i) extended the maturity date to December 31, 2003, and
      ii) adjusted the conversion rate to $2.67 per share of common stock, the closing price of the Company's common stock on the Nasdaq SmallCap Market on December 31, 2002. As a result, and after giving effect to the 1-for-10 reverse split which occurred in October 2002, the Secured Convertible Notes are convertible into 2,029,474 shares of common stock. On December 31, 2002, the maturity date for the Secured Convertible Notes was extended to December 31, 2004. In September 2004, TCP converted the Secured Convertible Notes into 2,029,474 shares of common stock.

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

      d. The Company established the JB Oxford Revocable Government Trust (the "Trust"), and loaned it $586,915, which was used to purchase 469,540 shares of the Company's common stock at an average price of $1.25 (46,954 shares at $12.50, after adjustment for the reverse stock split in October 2002). The price was a mutually agreed upon amount between the parties, the stock closed at $6.66 on February 18, 1999. The stock was accounted for as treasury stock, as the JB Oxford Revocable Government Trust was considered a wholly owned subsidiary. The Trust terminated pursuant to its terms on February 18, 2001, and ownership of the Trust's shares of the Company's common stock were transferred to the Company in satisfaction of the loan; and,

      e. The Company agreed to allow TCP to acquire 100,000 shares of the Company's common stock from Oeri Finance, Inc. for total consideration of $10.00 (10,000 shares after adjustment for the reverse stock split in October 2002).

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

4. By agreement dated December 16, 1999, the Company agreed to pay a monthly advisory fee to Third Capital, LLC, an affiliate of TCP, in the amount of $85,000 plus all direct and indirect expenses incurred in providing such advisory services to the Company and its subsidiaries. Since that time, members of Third Capital, LLC have held the executive positions of Chairman, Chief Executive Officer, and President of the Company and its subsidiaries. Effective October 2001, Third Capital, LLC agreed to reduce its fee by 10%, to $76,500 per month, plus expenses. Effective July 1, 2004, the fee was reduced to $42,500, plus all direct and indirect expenses incurred in providing such advisory services to the Company and its subsidiaries. The advisory fee paid to Third Capital, LLC was $714,000, $918,000, and $918,000 in 2004, 2003, and 2002.

Note 5. Commitments and Contingencies

The Company is a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer claims regarding brokerage transactions, and claims related to clearing services arising out of the failure of certain correspondent firms. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. Those proceedings that management believes may have a significant impact on the Company are described below. However, there can be no assurance that in the future, other current or future proceedings will not have a material adverse effect on the Company's financial condition or results of operations. In particular, if the Company were required to pay a judgment in excess of the amount reserved, such a payment would negatively impact the financial condition of the Company. The Company regularly assesses its potential liability in all pending litigation to properly set the level of reserves for such litigation. To the extent that the reserves are sufficient to cover all awards and settlements, no currently threatened or pending litigation should materially impact the Company's financial position, results of operations or cash flows. The Company maintains an aggregate reserve for pending and threatened litigation in the amount of $611,452 as of December 31, 2004.

SEC Mutual Fund Lawsuit

On or about August 24, 2004, the SEC's Los Angeles Office commenced a civil lawsuit against the Company, NCC, and three of its former officers and employees, alleging violations of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder, and Section 22(c) of the Investment Company Act of 1940 and Rule 22c-1 thereunder. In January 2005, all claims under Section 17(a) of the Securities Act of 1933 were dismissed by the Court, with prejudice. The remaining claims remain pending. The suit seeks unspecified monetary damages and penalties, as well as other remedies against the individual defendants. The suit contends that the Company wrongfully allowed customers to place mutual fund trades after 4:00 p.m. EST, and wrongfully assisted clients in "market timing" of mutual funds. While the Company admits no wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter. Although the likelihood of loss is reasonably possible, the Company has not accrued any specific amounts related to this matter, as no amount of loss in the Company's estimated range of loss of zero to $20 million is more likely than another.

Litigation Related to Oeri Notes

The Company is a party to a lawsuit entitled EBC Trust v. JB Oxford Holdings, Inc., et als., pending in the Federal District Court in Los Angeles. In this suit, EBC Trust is seeking payment of the $2.9 million in notes payable described above in section 2 of Note 4. In July 2002, the court magistrate granted a pre-judgment attachment against the assets of the Company in favor of EBC Trust. In January 2003, the Court reversed the magistrate's order and dissolved the attachment. In January 2003, EBC Trust amended its claim to assert additional claims against the Company and to add claims against the officers and directors of the Company, as well as to add a claim against NCC under the $1,000,000 Oeri subordinated note. By Order dated October 14, 2003, in response to motions filed by the Company, the Court dismissed several claims, struck portions of the Amended Complaint, and compelled EBC Trust to arbitrate all claims against NCC.

As to the remaining claims, the Company has asserted a number of defenses to EBC Trust's claims, including fraud, and contribution related to a judgment entered against EBC Trust's predecessor-in-interest under the notes payable and NCC in an NASD arbitration commenced by Stanley J. Cohen, Receiver for Secured Equity Title and Appraisal Agency Corp. While nominally a clearing case, the panel ruling relied primarily on testimony regarding the activities of Irving Kott while present at the Company. Mr. Kott is alleged to have provided most of the funds for the loans now being pursued by EBC Trust. NCC settled all of the claims against it in that matter in 2002, and as a part of that settlement, obtained the assignment from Secured Equity of a Judgment against Oeri Finance, Inc. Accordingly, the Company has asserted a claim of offset for the Judgment against Oeri Finance, Inc. As stated in Note 4, the Company has recorded liabilities of approximately $2.9 million on its balance sheet in notes payable, additionally, the Company has $816,429 of accrued interest related to these notes included in accounts payable and accrued expenses. The Company has not yet recorded the offset of the judgment obtained in its financial statements, since the matter has not yet been adjudicated.

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

Litigation Related to Account Acquisitions

In October 2002, Share King LLC, as successor to Mr. Stock, Inc. commenced an arbitration proceeding related to the acquisition by us of the accounts of Mr. Stock. We counter-sued for violations of the purchase agreement by Mr. Stock. That litigation was settled in August 2003, on terms more favorable to us than we originally accrued for, and the cost of the Mr. Stock acquisition was adjusted down $356,174 in 2003, as a result of settlement of the arbitration. As a part of the settlement, we are required to distribute cash and/or stock, at our election to Share King LLC. In early 2004, a further dispute arose with Share King LLC regarding the registration requirements related to the stock to be issued. In October 2004, we settled the dispute with Share King LLC by making a one-time payment of $1.4 million. As a part of that settlement, all shares issued to Share King LLC were returned to the Company to be cancelled. 178,804 shares of the Company's common stock were reacquired in the transaction, and cancelled by the Company, of which 132,244 and 46,560.share were issued in 2004 and 2003, respectively.

In a related action commenced in January 2005, OCC Ventures, LLC commenced suit against Share King LLC and us alleging breach of the lease buyout agreement. In March 2005, we reached a settlement with OCC Ventures, pursuant to which we have made payments totaling $686,111. In exchange, we have received a return of 112,300 shares of our common stock, and a release of the outstanding note to OCC Ventures. The Company has accrued a loss of approximately $16,000 for the premium paid in excess of market value for the 112,300 shares at December 31, 2004.

Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004, were as follows:

                        Year ending December 31:
                            2005                               $ 67,906
                            2006                                 54,510
                            2007                                     --
                            2008                                     --
                            Thereafter                               --
                                                               --------
                        Total                                  $122,416
                                                               ========

                 Schedule II - Valuation and Qualifying Accounts

                                                               Additions
                                            Balance at         charged to
                                           beginning of        costs and                         Balance at end of
                                              period            expenses          Deductions           period
2004:
Allowance for:
  Receivable from customers                  $2,781,305         $  51,340        $(2,832,645)         $       --
2003:
Allowance for:
   Receivable from customers                 $2,701,183         $  80,122        $        --          $2,781,305
2002:
Allowance for:
  Receivable from customers                  $2,625,178         $ 138,512        $   (62,507)         $2,701,183

Deductions represent amounts written off.

               Schedule III - Real Estate Owned and Rental Income
                             (Amounts in thousands)

                                                                                      Amount at which
List classification of                             Initial          Cost of           carried at
property as indicated            Amount of         cost to          improvements,     close            Reserve for
below                            incumbrances      company          etc.              of period       depreciation

Farms                            $   --            $   --             $   --            $   --                $--

Residential                          --                --                 --                --                 --

Apartments and business              --                --                 --                --                 --

Unimproved                        3,400             5,599                 --             5,599             $   --
                                 ------            ------             ------            ------             ------

Total                            $3,400            $5,599             $   --            $5,599             $   --
                                 ======            ======             ======            ======             ======

Balance at the beginning of period                                        $   --

Additions during the period:
Acquisition through foreclosure                                           $   --
Other acquisitions                                                         5,599
Improvements, etc                                                             --
Other                                                                         --
                                                                          ------
                                                                           5,599

Deductions during period:
Cost of real estate sold                                                      --
Other                                                                         --
                                                                          ------
Balance at close of period                                                $5,599
                                                                          ======

The cost of above real estate is $5,598,675 for Federal income tax purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JB Oxford Holdings, Inc.


/s/Christopher L. Jarratt
   -------------------------
Christopher L. Jarratt,
Chairman of the Board and
Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of JB Oxford Holdings, Inc. and in the capacities and on the date indicated:


/s/Christopher L. Jarratt                        /s/ David G. Mahood
   ---------------------------------   -----------------------------------------
Christopher L. Jarratt                 David G. Mahood, Director
Chairman of the Board and
Chief Executive Officer


/s/Michael J. Chiodo                             /s/ Bernard M. Notas
   ---------------------------------   -----------------------------------------
Michael J. Chiodo                      Bernard M. Notas, Director
Chief Financial Officer, Treasurer,
Chief Accounting Officer

                                                    /s/ Terry N. Pefanis
                                       -----------------------------------------
April 21, 2005                        Terry N. Pefanis, Director