Form 10-K/A
period 2004-12-31
JB OXFORD HOLDINGS INC
filed 2005-04-29
CIK 816330

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

                         Commission File Number 0-16240

                            JB Oxford Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             UTAH                                          95-4099866
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

  15165 Ventura Blvd., Suite 330, Beverly Hills, California        91403
  (Address of principal executive offices)                         (Zip Code)

  Registrant's telephone number, including area code              (818) 907-6580
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

                                EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K annual report for the fiscal year ended December 31, 2004, filed by JB Oxford Holdings, Inc. (the "Company") on April 15, 2005. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The names of the directors and executive officers of the Company, and their ages, titles and biographies as of the date hereof are set forth below. All directors are elected for one-year terms and officers are elected to serve at the pleasure of the Board.

Christopher L. Jarratt; age 43; Chairman of the Board and Chief Executive Officer, Director since 1998.

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

David G. Mahood; age 42; Director since 1998.

Mr. Mahood has served as a director of the Company since November 1998. Since June 1997, Mr. Mahood has served as a director and Chief Executive Officer of MGC, Inc., a specialty contractor for laboratory and institutional equipment and furnishings, and as Sales and Operation Manager prior to that time.

Terry N. Pefanis; age 46; Director since 2001.

Mr. Pefanis has served as a director of the Company since March 2001. Since February 2003, Mr. Pefanis has been the Chief Operating Officer of Big Idea, Inc. a privately held entertainment company. From March 2001 to August 2002, Mr. Pefanis was Chief Financial Officer of Gaylord Films, LLC, an independent financer, producer and distributor of feature films. From May 1997 through February 2001, Mr. Pefanis was the Chief Financial Officer of the Creative Content Group of Gaylord Entertainment Company, a publicly-traded entertainment and communications company. From October 1994 through April 1997, Mr. Pefanis was a Corporate Finance and Internal Audit Director for Gaylord Entertainment Company.

Bernard M. Notas; age 54; Director since 2004.

Mr. Notas was elected as a director at the Company's annual meeting in December 2004. Since February 2003, Mr. Notas has served as Chief Financial Officer and Chief Operating Officer for Baypoint Trading, LLC. From January 2001 through February 2003, Mr. Notas provided consulting services through Notas Consulting Services. From July 1998 through January 2001, Mr. Notas served as Chief Operating Officer, Chief Financial Officer, and a Director of OffRoad Capital Corporation (through August 2001 as Director); and as President of OffRoad Securities Inc., its wholly owned subsidiary. From September 1987 through December 1977, Mr. Notas served as Chief Financial Officer/Managing Director for Montgomery Securities. Since March 1998, Mr. Notas has also served as a Director of Electronic Mortgage Affiliates., Inc. (Ellie Mae(TM)), which is a late stage private financial services company.

Michael J. Chiodo; age 47; Chief Financial Officer.

Mr. Chiodo has served as Chief Financial Officer and Treasurer of the Company since September 1997. Mr. Chiodo served as the Company's Acting Chief Financial Officer from August 1994 to September 1997 and joined the Company in 1990. Mr. Chiodo is also a former partner of the accounting firm of Sorensen, Chiodo & May.

Barry S. Fischer; age 43; General Counsel and Secretary.

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

To the Company's knowledge based on copies of such reports furnished to the Company, there were no reportable untimely filings under Forms 3,4, or 5 by persons subject to Section 16(a) of the Securities Exchange Act of 1934, during or related to the last fiscal year.

See "Item 12. Security Ownership of Certain Beneficial Owners and Management" below for beneficial owners of more than ten percent or any other person subject to disclosure per Section 16 of the Exchange Act.

Code of Ethics

      The Board of Directors has adopted a code of ethics, as required by Item 406 of Regulation S-K and the rules of the Nasdaq Stock Market, prior to the Meeting. The Audit Committee is responsible for review of management's monitoring of the Company's compliance with the code of ethics and the periodic review and update of the code. The code of ethics is available from the Company upon written request sent to Corporate Secretary, 15165 Ventura Blvd., Suite 330, Sherman Oaks, California 91403.

Item 11. Executive Compensation

The following Summary Compensation Table sets forth certain summary information regarding the compensation paid to those serving as our Chief Executive Officer and other executive officers (the "Named Executive Officers") as of December 31, 2004 for each of the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                           All Other
                                       Annual Compensation              Long-Term Compensation            Compensation
      Name and Position                 Year Salary Bonus             Shares of Stock Underlying
     with the Company                                                        Options (1)
Christopher L. Jarratt,            2004      --             --                                           $714,000  (2)
  Chairman of the Board and        2003      --             --                                           $918,000  (2)
  Chief Executive Officer          2002      --             --                                           $918,000  (2)

Michael J. Chiodo,   Chief         2004   $147,917         $ 1,530                                        $14,733  (3)
  Financial Officer and            2003   $138,291         $ 1,510                                        $13,013  (3)
  Treasurer                        2002   $138,000         $ 7,400                                        $11,172  (3)
Barry S. Fischer,                  2004   $235,271         $41,530                                        $14,340  (4)
 General Counsel and Secretary     2003   $165,344         $21,510                                        $12,095  (4)
                                   2002      --             --                                             --      --

(1) Options to purchase Common Stock granted pursuant to the Company's 1998 Stock Option and Award Plan. See "Stock Option Plans.

(2)   The Company paid $714,000, $918,000, and $918,000 for the years 2004, 2003 and 2002, respectively, to Third Capital, LLC for professional and advisory services, including the services of Messrs. Jarratt and, formerly, of Mr. James Lewis. Mr. Jarratt is Chief Manager of Third

      Capital. Mr. Lewis was Chief Operating Officer and General Counsel of Third Capital and, until April 15, 2004, was President and Chief Operating Officer of the Company. See "Employment Agreements and Compensation Arrangements."

(3) Other Compensation for 2004 includes $10,250 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $4,483. Other Compensation for 2003 includes $9,037 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $3,976. Other Compensation for 2002 includes $9,094 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $2,078.

(4) Other Compensation for 2004 includes $8,250 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $6,093. Other Compensation for 2003 includes $6,439 health insurance premiums paid by the Company, and contributions by the Company to the Company's 401(k) savings plan as a matching contribution in the amount of $5,656.

This table excludes the value of certain incidental personal benefits. The incremental cost to the Company of providing such incidental personal benefits did not, for the current year, exceed the lesser of $50,000 or 10% of annual salary and bonus for any of the respective individuals named in the table as set forth.

Non-employee directors are compensated $10,000 per quarter, and are reimbursed for out of pocket expenses incurred for each meeting attended in person.

                            OPTION/SAR GRANTS IN 2004

There were no options or SARs granted in 2004 to any of the Named Executive Officers.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

                                                                          Number of                   Value of
                                                                         Securities                 Unexercised
                                                                         Underlying                 in-the-Money
                                                                         Unexercised                Options/SARs
                                                                       Options/SARs at               at Fiscal
                                  Shares                             Fiscal Year-End (#)            Year-End ($)
                                Acquired on         Value               Exercisable/                Exercisable/
           Name                Exercise (#)      Realized ($)           Unexercisable              Unexercisable
            (a)                     (b)               (c)                    (d)                        (e)
---------------------------- ------------------ ----------------  -------------------------- ---------------------------
Christopher L. Jarratt               -                                      112,500/0                    0/0
Michael J. Chiodo                    -                                          400/0                    0/0
Barry S. Fischer                     -                                        1,000/0                    0/0

Compensation Committee Interlocks and Insider Participation

None

Audit Committee

The Board of Directors established an Audit Committee in November 1998. The Audit Committee is presently composed of Messrs. Pefanis, Mahood and Notas. The Board of Directors determined, under applicable SEC and NASDAQ rules, that all of the members of the Audit Committee are independent and that Mr. Pefanis and Mr. Notas meet the qualifications as Audit Committee Financial Experts and have been so designated. The purpose of the Audit Committee is to select, set the compensation and monitor the performance of the independent public accountants for the Company, and to establish and oversee the Company's systems of internal accounting and auditing control. The Audit Committee held five meetings in 2004.

Employment Agreements and Compensation Arrangements

The Company entered into an agreement with Third Capital, LLC ("Third Capital") effective October 1, 1999, to provide certain professional and advisory services to the Company, including the services of Mr. Jarratt, the Company's Chairman of the Board and Chief Executive Officer. The services of James G. Lewis, who served as President and Chief Operating Officer through April 15, 2004, also were covered by this agreement. Therefore, neither of such persons have received any base salary from the Company. The agreement between the Company and Third Capital, as amended in July 2004, provides for a monthly advisory fee of $42,500 and finder's fees in connection with certain asset acquisitions by the Company. Third Capital voluntarily reduced its monthly advisory fee by 10%, commencing October 2001, and to 50% of its original level in July 2004, and has waived its finder's fee since that time. However, there can be no assurance that Third Capital will continue to accept the reduced fee in the future or waive the finder's fee in future acquisitions. The Company also reimburses Third Capital for its out-of-pocket expenses and for direct expenses paid for by Third Capital on behalf of the Company. During 2004, the Company paid Third Capital a total of $714,000 for professional and advisory services and an additional $116,171 for expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table includes, as of April 15, 2005, stock ownership for each shareholder known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, each director, director nominee and Named Executive Officer and all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                                        Convertible
         Name and Address (1)               Debt              Options            Shares          Percentage (2)
         --------------------               ----              -------            ------          --------------
 Christopher J. Jarratt                      --                   112,500 (3)    2,044,224 (4)      57.5%
 David G. Mahood                             --                     4,000 (5)           --            *
 Terry N. Pefanis                            --                     3,000 (5)           --            *
 Bernard M. Notas                            --                        --               --            *
 Michael J. Chiodo                           --                       400 (3)        1,584            *
 Barry S. Fischer                            --                     1,000 (3)        1,000            *
 Third Capital Partners, LLC
 8275 South Eastern Avenue
 Suite 200
 Las Vegas, NV 89123                         --                        --        2,039,474           54.4%
 All Named Executive Officers
 and Directors as a group                    --                   120,900        2,046,808           57.8%

*     Less than 1%

(1) Unless otherwise indicated, the address of each of the beneficial owners is c/o JB Oxford Holdings, Inc., 15165 Ventura Blvd., Suite 330, Sherman Oaks, California 91403.

(2) Assumes the exercise of all options held by the shareholder, whether or not presently exercisable, and the conversion of all convertible debt into shares of Common Stock. 100% equals 3,748,013 shares on a fully diluted basis.

(3) Options to purchase Common Stock granted pursuant to the Company's 1998 Stock Option and Award Plan. See "Stock Option Plans."

(4)   Includes 2,039,474 shares of Common Stock owned by Third Capital Partners.

(5) Options to purchase Common Stock granted under the Directors' Stock Plan. See "Stock Option Plans."

                      EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company's equity compensation plan information as of December 31, 2004. Information is included for both equity compensation plans approved by the Company's shareholders and equity compensation plans not approved by the shareholders.

                                                                                            Number of securities
                                         Number of securities       Weighted-average       remaining available for
                                           to be issued upon       exercise price of     future issuance under
                                              exercise of             outstanding        equity compensation plans
                                         outstanding options,      options, warrants,    (excluding securities
                                         warrants, and rights          and rights            reflected in column (a)
                                         --------------------      ------------------  -------------------------------
            Plan category                       (a)                        (b)                      (c)
Equity compensation plans approved
  by shareholders
    1998 Plan                                      113,900                $14.68                     236,100
    1994 Plan                                       22,850                 22.19                      21,150


Total                                              136,750                $15.93                     257,250
Equity compensation plans not
  approved by shareholders
  Director's Plan                                    7,500                $18.20                      87,500

Equity compensation plans approved by shareholders include the 1998 Stock Option Plan ("1998 Plan") and the Employee Stock Ownership Plan ("1994 Plan). All shares to be issued upon exercise in column (a) and the weighted average exercise price in column (b) represent shares issued under the 1998 and 1994 Plan. The number of securities available as of December 31, 2004, for future issuance in column (c) was: 236,100 shares under the 1998 Plan and 21,150 shares under the 1994 Plan.

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

                                     PART IV


Item 15. Exhibits. The following exhibits are contained herein:

Exhibit No.                      Description
-----------                      -----------

     31           Rule 13a-14(a) Certifications

     32           Section 1350 Certifications


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2005.

JB Oxford Holdings, Inc.

By: /s/Christopher L. Jarratt
    -------------------------
Christopher L. Jarratt
Chairman of the Board and
Chief Executive Officer