Form 10-Q
period 2005-03-31
JB OXFORD HOLDINGS INC
filed 2005-05-20
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

      Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2005, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 3,580,159.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                          Mar. 31, 2005    December 31,
                                                                           (Unaudited)        2004
                                                                           -----------     -----------
Assets:

  Cash and cash equivalents                                                $14,497,373     $ 5,270,077

  Cash segregated under federal and other regulations                          212,123       3,132,172

  Receivable from broker-dealers and clearing organizations                    215,853          99,608

  Receivable from customers                                                         --             209

  Other receivables                                                          3,967,493      12,413,265

  Securities owned - at market value                                                --           9,825

  Notes receivable from shareholder                                          2,500,000       2,500,000

  Investment in land                                                         5,648,675       5,598,675

  Furniture, equipment, and leasehold improvements (at cost - net of
   accumulated depreciation and amortization of $406,248 and $344,347)       1,191,935       1,253,836

  Clearing deposits                                                          4,206,949       4,652,541

  Other assets                                                                 641,253         671,561
                                                                           -----------     -----------

  Total assets                                                             $33,081,654     $35,601,769
                                                                           ===========     ===========

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                                Mar. 31, 2005      December 31,
                                                                                 (Unaudited)           2004
                                                                                 ------------      ------------
Liabilities and shareholders' equity:

   Liabilities:

     Short term borrowings                                                       $  3,400,000      $  3,400,000

     Payable to broker-dealers and clearing organizations                             113,817           160,543

     Payable to customers                                                                  --             7,071

     Income taxes payable                                                               3,800           150,000

     Deferred taxes payable                                                           600,000           950,000

     Accounts payable and accrued liabilities                                       2,598,208         3,138,999

     Notes payable                                                                  2,889,375         3,292,153
                                                                                 ------------      ------------

   Total liabilities                                                                9,605,200        11,098,766
                                                                                 ------------      ------------

   Commitments and contingencies

   Shareholders' equity:

     Common stock  ($.01 par value, 100,000,000 shares authorized; 3,627,113
      and 3,739,413 shares issued)                                                     36,271            37,394

     Additional paid-in capital                                                    22,974,695        23,282,397

     Retained earnings                                                              1,378,689         2,096,413

     Treasury stock at cost, 46,954 shares                                           (913,201)         (913,201)
                                                                                 ------------      ------------

   Total shareholders' equity                                                      23,476,454        24,503,003
                                                                                 ------------      ------------

   Total liabilities and shareholders' equity                                    $ 33,081,654      $ 35,601,769
                                                                                 ============      ============

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                                  For The Three Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                    2005              2004
                                                                 -----------      -----------
Revenues:
   Brokerage                                                     $   279,358      $    28,462
   Other                                                              24,979               --
                                                                 -----------      -----------
   Total revenues                                                    304,337           28,462
                                                                 -----------      -----------

Expenses:
   General and administrative                                      1,524,538        1,369,076
   Depreciation and amortization                                      61,901           34,065
                                                                 -----------      -----------
   Total expenses                                                  1,586,439        1,403,141
                                                                 -----------      -----------
   Loss from continuing operations before interest and taxes      (1,282,102)      (1,374,679)
                                                                 -----------      -----------

     Interest revenue                                                127,236               --
     Interest expense                                                 45,731          160,889
                                                                 -----------      -----------
       Net Interest                                                   81,505         (160,889)
                                                                 -----------      -----------
   Loss from continuing operations before taxes
                                                                  (1,200,597)      (1,535,568)
     Income tax expense (benefit)                                   (350,013)             400
                                                                 -----------      -----------

   Net loss from continuing operations                              (850,584)      (1,535,968)
                                                                 -----------      -----------

   Income (loss) from discontinued operations                        132,860         (653,664)
     Income tax expense (benefit)                                         --            1,800
                                                                 -----------      -----------

   Net income (loss) from discontinued operations                    132,860         (655,464)
                                                                 -----------      -----------

   Net loss                                                      $  (717,724)     $(2,191,432)
                                                                 ===========      ===========

Basic net income (loss) per share:
   From continuing operations                                    $     (0.23)     $     (0.86)
   From discontinued operations                                         0.04            (0.37)
   Basic net income (loss) per share                                   (0.20)           (1.23)

Diluted net income (loss) per share:
   From continuing operations                                    $     (0.23)     $     (0.86)
   From discontinued operations                                         0.04            (0.37)
   Diluted net income (loss) per share                                 (0.20)           (1.23)

Weighted average number of shares
      Basic                                                        3,662,472        1,786,764
      Diluted                                                      3,662,472        1,786,764

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                For The Three Months Ended
                                                                                        March 31,
                                                                              ------------------------------
                                                                                  2005               2004
                                                                              ------------      ------------
Cash flows from operating activities:
  Net loss                                                                    $   (717,724)     $ (2,191,432)
  Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                  61,901           727,828
     Provision for bad debts                                                            --            22,038
     Deferred income taxes, net                                                   (350,000)               --
     Gain on disposal of clearing operation                                       (220,413)
   Changes in assets and liabilities:
     Cash segregated under federal and other regulations                         2,920,049        19,900,573
     Receivable from broker-dealers and clearing organizations                    (116,245)       13,562,822
     Receivable from customers                                                         209       (24,458,895)
     Other receivables                                                              75,772         1,323,765
     Securities owned                                                                9,825          (406,768)
     Clearing deposits                                                             445,592         1,145,761
     Other assets                                                                   30,308          (370,795)
     Payable to broker-dealers and clearing organizations                          (46,726)       (3,005,517)
     Payable to customers                                                           (7,071)       (5,658,029)
     Securities sold, not yet purchased                                                 --        (1,886,781)
     Accounts payable and accrued liabilities                                     (540,791)          368,239
     Income taxes, net                                                            (146,200)               --
                                                                              ------------      ------------
Net cash provided by (used in) operating activities                              1,398,486          (927,191)
                                                                              ------------      ------------
Cash flows from investing activities:
  Capital expenditures                                                                  --           (97,794)
  Investment in land                                                               (50,000)               --
  Sale of clearing and retail brokerage operations                               8,590,413                --
  Acquisition and retirement of 112,300 share of treasury stock                   (308,825)               --
                                                                              ------------      ------------
Net provided by (cash used) in investing activities                              8,231,588           (97,794)
                                                                              ------------      ------------
Cash flows from financing activities:
   Repayments of notes payable                                                    (402,778)          (41,666)
                                                                              ------------      ------------
Net cash used in financing activities                                             (402,778)          (41,666)
                                                                              ------------      ------------
Net increase (decrease) in cash and cash equivalents                             9,227,296        (1,066,651)
Cash and cash equivalents at beginning of the period                             5,270,077         6,897,970
                                                                              ------------      ------------
Cash and cash equivalents at end of the period                                $ 14,497,373      $  5,831,319
                                                                              ============      ============

See accompanying notes.

JB Oxford Holdings, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)

Note 1. Company's Quarterly Report under Form 10-Q

      In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial statements of JB Oxford Holdings, Inc. and subsidiaries (the "Company") for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial information should be read in conjunction with the Company's 2004 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and has significant pending litigation. Further, there is significant uncertainty with respect to the outcome of a pending SEC lawsuit regarding alleged late trading of mutual funds conducted by the Company. The report of the Company's independent registered public accounting firm for the year ended December 31, 2004, included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

      The accompanying consolidated financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company file for protection under Chapter 11 or be unable to continue as a going concern.

      During the year ended December 31, 2004, the Company sold substantially all of its revenue producing operations. Effective September 2004, National Clearing Corp ("NCC") sold its correspondent clearing operation and effective October 2004, JB Oxford & Company ("JBOC") sold its retail brokerage operation. NCC still maintains a small institutional brokerage and market making operation, with the market making operation making 10 or less markets, to facilitate the securities transactions of our institutional clients. JBOC also acquired land as an investment, which we may or may not develop and FiCorp, Inc. acquired an aircraft to assist management with the current investment, as well as to examine additional potential investments. This new investment could create a separately identifiable segment with which to report operations of in future periods. This potential segment is only comprised of these assets and consequently separate segment disclosure has not been made. The Company has incurred approximately $185,000 of costs related to this new activity in the first quarter of 2005, with no related revenues. During the periods presented, the Company generated revenues in a single industry, the securities industry. During 2004, the Company derived its revenues primarily from its retail brokerage services operations in JBOC, and its correspondent clearing services and market making activities at NCC. These operations are reported as discontinued operation in the accompanying statement of operations, see Note 4 for further discussion of discontinued operations. In 2005, the Company generated revenues from its institutional brokerage operation in NCC and revenues from its cash investments. Inter-company balances have been eliminated in the consolidated financial statements.

Note 2. Earnings per Share

      The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                                       For The Three Months Ended
                                                                              March 31,
                                                                      ----------------------------
                                                                         2005             2004
                                                                      -----------      -----------
Basic earnings per share:
   Net loss                                                           $  (717,724)     $(2,191,432)
                                                                      -----------      -----------
   Loss available to common stockholders (numerator)                  $  (717,724)      (2,191,432)
                                                                      ===========      ===========
   Weighted average common shares outstanding (denominator)             3,662,472        1,786,764
                                                                      ===========      ===========
   Basic earnings per share                                           $     (0.20)     $     (1.23)
                                                                      ===========      ===========
Diluted earnings per share:
   Net loss                                                           $  (717,724)     $(2,191,432)
                                                                      -----------      -----------
   Loss available to common stockholders plus assumed conversions
     (numerator)                                                      $  (717,724)     $(2,191,432)
                                                                      ===========      ===========
   Weighted average common shares outstanding                           3,662,472        1,786,764
                                                                      -----------      -----------
   Weighted average common shares and assumed conversions
     outstanding (denominator)                                          3,662,472        1,786,764
                                                                      ===========      ===========
   Diluted earnings per share                                         $     (0.20)     $     (1.23)
                                                                      ===========      ===========

      The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions were used, the fully diluted shares outstanding for the three months ended March 31, 2005 and 2004 would be 3,662,527 and 3,816,474, respectively.

      The excluded options carry exercise prices ranging from $2.20 to $91.25 at March 31, 2005 and 2004. Options to purchase 144,250 shares of common stock at March 31, 2005 expire at various dates through October 4, 2012.

Note 3. Equity Transactions and Stock Options

      During the first quarter of 2005, the Company acquired 112,300 shares of common stock in connection with the final resolution of all matters related to the Mr. Stock acquisition. The shares were acquired at an effective average price of $2.89 per share, based upon mutual agreement of the parties and settlement of all other remaining issues. The retirement of the stock was recorded at a cost of $2.75 per share representing the fair market value on the day the shares were acquired and $16,175 was accrued as an expense at December 31, 2004. The buy back resulted in the reduction of common stock of $1,123 and additional paid in capital of $307,702 in the first quarter of 2005. The shares have been returned to the Company and cancelled as of March 31, 2005.

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

      SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation-based method prescribed in SFAS No.
123. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires the Company to provide information required by SFAS 123 on a quarterly basis. No options were issued during the three months ended March 31, 2005 and 2004; and there is no pro forma attribution expense on previously issued options for those respective periods. A summary of the status of the Company's stock options as of March 31, 2005 and 2004, and changes during the periods ending on those dates is presented below:

                             March 31, 2005                  March 31, 2004
                          ----------------------         ----------------------
                                        Weighted                       Weighted
                          Shares         average         Shares        average
                          -------       --------         -------       --------
Outstanding at
  beginning of period     144,250        $16.05          256,825        $15.66
Forfeited                      --            --             (200)        35.94
                          -------                        -------
Outstanding at end of
  period                  144,250         16.05          256,625         15.64
                          =======                        =======
Options exercisable
  at quarter-end          144,250         16.05          256,625         15.64
Weighted-average fair
  value of options
  granted during the
  period                      $--                            $--

Note 4. Discontinued Operations

      On June 4, 2004, the Company signed an asset purchase agreement with Ameritrade, Inc., a subsidiary of Ameritrade Holding Corporation, to sell the online retail accounts of JB Oxford & Company ("JBOC"), a subsidiary of JB Oxford Holdings, Inc. for up to $26 million in cash, subject to certain adjustments and an escrow. That transaction closed on October 8, 2004, with the final purchase price fixed at $25.87 million. The Company received the initial payment of $14 million in 2004, and received the second payment of $8.37 million in January 2005. The final payment of $3.5 million is due to be received in April 2006.

      On August 20, 2004, the Registrant entered into an agreement with North American Clearing, Inc. to sell all of its clearing rights for the correspondent accounts of its wholly-owned subsidiary National Clearing Corp. ("NCC"). Under the terms of the agreement, the Registrant received an initial payment of $100,000 in October 2004, and will receive 50% of the revenue related to the transferred correspondent accounts over the next five years, up to a maximum total payment of $2.5 million. Gain on disposal of clearing operation of $220,413 is included in discontinued operations for the period ended March 31, 2005.

      These asset groups are the brokerage operations (both clearing and retail brokerage segments) of the Company and provided substantially all of its operating revenues in 2004. These asset groups met the criteria defined by SFAS No. 144 to be reported as discontinued operations as of June 30, 2004. Certain expenses, particularly professional fees, including legal defense costs, that are related to the discontinued operations, but remain as obligations of the Company after completion of the asset sales, are reported in ongoing operations.

      The following table reflects detailed amounts of revenue, expense and loss reported in discontinued operations for the respective periods ended March 31, 2005 and 2004. Operations previously reported have been restated to reflect the change in status to discontinued operations.

                                                                       For The Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                         2005              2004
                                                                      -----------      -----------
Revenues:
   Commissions                                                        $        --      $ 2,262,009
   Interest                                                                    --        1,333,716
   Trading profits                                                             --           26,642
   Clearing and execution                                                      --          559,344
   Other                                                                  272,347           18,408
                                                                      -----------      -----------
      Total revenues                                                      272,347        4,200,119
                                                                      -----------      -----------

Expenses:
   Employee compensation                                                       --        1,436,136
   Clearing and floor brokerage                                             7,295          266,661
   Communications                                                          35,513          588,415
   Occupancy and equipment                                                 66,028          805,923
   Interest                                                                    --           96,231
   Data processing charges                                                223,271          670,002
   Professional services                                                    9,050          107,436
   Promotional                                                                885           88,390
   Bad debts                                                                   --           22,038
   Amortization of intangible assets                                           --          340,939
   Other operating expenses                                                17,858          431,612
                                                                      -----------      -----------
      Total Expenses                                                      359,900        4,853,783
                                                                      -----------      -----------
   Loss from discontinued operations before disposal of operating
    assets and taxes                                                      (87,553)        (653,664)
    Gain on disposal of clearing operation                                220,413               --
                                                                      -----------      -----------
   Income (loss) before income taxes                                      132,860         (653,664)
   Income tax expense (benefit)                                                --            1,800
                                                                      -----------      -----------
   Income (loss) from discontinued operations                         $   132,860      $  (655,464)
                                                                      ===========      ===========

Note 5. Regulatory Requirements

      NCC is subject to the SEC's Uniform Net Capital Rule ("the Rule"), which requires the maintenance of minimum net capital. The Rule requires NCC to maintain minimum net capital, as defined, equal to the greater of $250,000 or 6 2/3 percent of aggregate indebtedness, as defined. At December 2004, NCC had elected the alternative method to compute its minimum net capital requirement. The alternative method requires the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. NCC no longer carried customer balances and used the aggregate indebtedness standard to compute its minimum net capital requirement at March 31, 2005. This method requires maintenance of minimum net capital of not less than 6 2/3% of aggregate indebtedness, as defined.

      At March 31, 2005, NCC had net capital of $2,398,168, which was $1,513,061 in excess of the minimum amount required and 18% of aggregate indebtedness with ratio of aggregate indebtedness to net capital of 5.5 to 1. At December 31, 2004, NCC had net capital of $2,640,170, which was $2,390,170 in excess of the $250,000 minimum required.

Note 6. Contingent Liabilities

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

Litigation Related to Oeri Notes

The Company is a party to a lawsuit entitled EBC Trust v. JB Oxford Holdings, Inc., et als., pending in the Federal District Court in Los Angeles. In this suit, EBC Trust is seeking payment of the $2.9 million in notes payable. In July 2002, the court magistrate granted a pre-judgment attachment against the assets of the Company in favor of EBC Trust. In January 2003, the Court reversed the magistrate's order and dissolved the attachment. In January 2003, EBC Trust amended its claim to assert additional claims against the Company and to add claims against the officers and directors of the Company, as well as to add a claim against NCC under the $1,000,000 Oeri subordinated note. By Order dated October 14, 2003, in response to motions filed by the Company, the Court dismissed several claims, struck portions of the Amended Complaint, and compelled EBC Trust to arbitrate all claims against NCC.

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

In a related action commenced in January 2005, OCC Venture, LLC commenced suit against Share King LLC and us alleging breach of the lease buyout agreement. In March 2005, we reached a settlement with OCC Venture, pursuant to which we have made payments totaling $686,111, of which $361,111 represented the balance due on the note payable to them. In exchange, we have received a return of 112,300 shares of our common stock, and a release of the outstanding note to OCC Venture. The Company accrued a loss of approximately $16,000 for the premium paid in excess of market value for the 112,300 shares at December 31, 2004.

Note 7. Supplemental Disclosures of Cash Flow Information

                                                      For The Three Months
                                                         Ended March 31,
                                                      ---------------------
                                                        2005          2004
                                                      --------     --------
Supplemental Disclosures of Cash Flow Information
    Cash paid for:
        Interest                                      $ 37,231     $218,152
        Income taxes                                   146,200        2,200

Supplemental disclosure of non-cash investing and financing activities:

      o Treasury stock bonus issued to employees in the amount of $0 and $115,514 for 2005 and 2004, respectively.

      o Common stock issued to acquire intangible assets in the amount of $466,667 for 2004 (See Note 3 Equity Transactions and Stock Options).

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

Business Overview

Through our wholly-owned subsidiaries, we were previously engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. With the completion of the transactions with Ameritrade, Inc. and North American Clearing, our brokerage operations are now limited to providing market making and institutional trading services only. See Note 4, Discontinued Operations. Our business is headquartered in Los Angeles, California.

On May 16, 2005, our Board of Directors approved a new business plan for our JB Oxford & Company subsidiary. Under the new business plan, JBOC will focus primarily on the acquisition of real estate for investment and/or development. In the fourth quarter of 2004, we made our first investment in real estate, through the purchase of raw land in Destin, Florida. While we will continue to look at investments in other market sectors, including the possibility of acquiring an operating business, our primary focus at this time is in making investments in real estate, both for investment and development purposes.

Recent Developments

On May 16, 2005, our Board approved a new business plan. In addition to continuing our limited brokerage business, our primary focus is now the purchase and sale of real estate for investment and/or development purposes. In addition, we reserve the right to make investments in other areas, including the possibility of investing in other operating entities.

Investment Activities

Our JBOC subsidiary received $14 million in October 2004 from the sale of assets to Ameritrade, Inc. In January 2005, we received an additional $8.3 million. The final payment of $3.5 million is held in escrow under the terms of the Asset Purchase Agreement with Ameritrade and is payable in 2006, less the amount of any liabilities to Ameritrade thereunder. In May 2005, we merged our JBOC subsidiary into our FiCorp subsidiary. The sale proceeds, less operating expenses to date, are available for investment.

On December 2, 2004, the Company, through a new 99.9% owned subsidiary of JBOC, Dolphin Bay, LLC, acquired approximately 10 acres of undeveloped land in Destin, Florida, for $5.5 million. The Company has not determined whether to hold the land for short-term appreciation, longer-term appreciation or development. We did not acquire any additional property in the first quarter of 2005.

Market Making Activities

In order to facilitate the execution of security transactions for our own customers, NCC acts as a market maker for approximately 10 public corporations whose stocks are traded on the NASDAQ over-the-counter Bulletin Board System. The number of companies in which NCC acts as a market maker fluctuates depending upon various factors, including trading volume and the number of employees in a trading capacity. Our market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. ("NASD") regarding best execution.

Results of Operations

Quarter Ended March 31, 2005 Compared with Quarter Ended March 31, 2004

Continuing Operations

Revenues from ongoing institutional sales and trading services provided $279,358 in brokerage revenue for the three months ended March 31, 2005 as compared to $28,462 for the same period in 2004. The Company started to provide these services in March 2004. Interest earned for the three months ended March 31, 2005 amounted to $127,236. All of the interest earned in 2004 was included in discontinued operations.

Our general and administrative expense increased by $155,463 or 11% to $1,524,539 in the first three months of 2005 from $1,369,076 in the first three months of 2004. This increase resulted primarily from employee compensation that increased $277,512 to $331,204 in the first three months of 2005 from $53,692 in the first three months of 2004. This increase is primarily the result of an increase in broker salary and commission from the institutional sales operation in the amount of $160,145. General and administrative expenses consist primarily of legal fees of $948,053 and $1,146,463 for the three months ended March 31, 2005 and 2004, respectively, related to legal matters as discussed in Note 6 above.

Depreciation and amortization expense increased $27,836 for the three months ended March 31, 2005 over the three months ended March 31, 2004 because of the addition of the plane in late 2004. Depreciation on the plane amounted to $39,821 for the period ended March 31, 2005.

We recognized a tax benefit of $350,013 in the first quarter of 2005, which was the reversal of deferred tax credits, as compared to an income tax expense of $400 for the same period in 2004.

Our loss from continuing operations decreased 45% to $850,584 for the period ended March 31, 2005 compared to $1,535,968 for the period ended March 31, 2004. $350,413 of this decrease was the change in the provision (benefit) for income taxes in the respective periods.

Discontinued Operations

Discontinued operations generated net income of $132,860 in the first quarter of 2005 compared to a loss of $655,464 in the first quarter of 2004. This is a change of $788,324 or 120% decrease in the loss.

Revenues from Discontinued Operations

Our total discontinued brokerage revenues totaled $272,347 for the first three months of 2005, as compared $4,200,119 in the first three months of 2004. Operations for the retail and clearing operations ceased in the forth quarter of 2004. The primary source of discontinued operations revenue for the period ended March 31, 2005 is the result of our sales of security positions. The positions consisted of low priced securities which are not widely traded.

Expenses from Discontinued Operations

Our total discontinued brokerage expenses totaled $359,900 for the first three months of 2005, as compared $4,853,783 in the first three months of 2004. As described above, operations for the retail and clearing operations ceased in the forth quarter of 2004. The primary source of operations expense for the period ended March 31, 2005 is data processing charges of $223,271. We expect these to continue through June 2005, at such time we will have completed our filing of information tax returns for our former retail customers. Additionally, we had rent and maintenance expense for our former New York office totaling $66,028 for the three months ended March 31, 2005, net of $47,714 sub rental payments received.

Gain on Disposal of Operating Assets

Included in the discontinued operation for the period ended March 31, 2005 is $220,413 from the sale of our clearing operation. We expect these proceeds to continue on a gradually declining basis.

Liquidity and Capital Resources

During the year ended December 31, 2004, we sold substantially all of our revenue producing operations. Effective September 2004, we sold our correspondent clearing operation of National Clearing Corporation and effective October 2004, we sold our retail brokerage operation of JB Oxford & Company. These transactions have added liquidity to our current financial position, however we currently have no significant operations that generate cash. As of March 31, 2005, we have $14,497,373in available cash. We received and additional $8,370,000 in January 2005 from the sale of retail accounts to Ameritrade and expect to receive and additional $3,500,000 in April 2006.

      NCC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. (See Note
5. "Regulatory Requirements" above.) At March 31, 2005, NCC had net capital of $2,398,168, which was $1,513,061 in excess of the minimum amount required. At December 31, 2004, NCC had net capital of $2,640,170, which was $2,390,170 in excess of the $250,000 minimum required. Because NCC is subject to the Net Capital Rule, there are restrictions on advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals that are subject to regulatory notification.

We expect our current cash resources to be sufficient to fund our expected working capital and capital expenditure requirements for the current calendar year. We have no current commitments for capital resources; we did however acquire an aircraft for $1,115,000 at the end of 2004. It is currently anticipated that we will use approximately $4,400,000 of cash in operations for the calendar year 2005 in our core brokerage operations, excluding any proceeds we may realize from the sale of our investment in land or any costs we may incur if we choose to develop our land investment. We anticipate generating approximately $2,000,000 in gross commissions, interest earned, and continuing receipts from the sale of our clearing operation. The primary use of cash for operations is an estimated $4,000,000 in professional fees, primarily legal costs to defend us in various legal matters. If funds, which may be needed, are raised through the issuance of additional equity securities, our existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of our current common stock. We cannot give any assurance that additional funds will not be needed. If additional funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to us. If we are unable to raise additional funds when needed, we may have to file for protection under Chapter 11 of the United States Bankruptcy Code.

Going Concern

As previously noted, we have sold substantially all of our ongoing business operations and do not have generated significant revenues from current operations. There is significant doubt as to whether our limited remaining operations can generate sufficient revenue to be a continuing viable going concern. Further, there is significant uncertainty with respect to the outcome of the SEC lawsuit related to the late trading allegedly conducted by us. As a result, the report of our independent registered public accounting firm issued in connection with our December 31, 2004 consolidated financial statements indicates there is substantial doubt about our ability to continuing as a going concern.

Should the outcome or judgment against us from the SEC lawsuit related to the ongoing mutual fund investigations (as disclosed in Note 6, Contingent Liabilities) be significant, the demand for payment resulting from such outcome or judgment coupled with our deteriorating financial results will likely affect our ability to meet our obligations as they become due in the normal course of business. Should we be unable to meet our obligations as they become due, we would be forced to immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

Liquidity at March 31, 2005

Our cash position increased during the first three months of 2005 by $9,227,296 to $14,497,373. This compares with a net decrease in cash and cash equivalents of $1,066,651 in the first three months of 2004. We do not anticipate making any payments on notes payable in the principal amount of $2,889,375 (See "Litigation Related to Oeri Notes" in Legal Proceedings in Part II, below).

Cash Flows from Operating Activities

Net cash provided by operating activities (including discontinued operating activities) was $1,398,486 for the first three months of 2005, compared to cash of $927,191 used in operations during the first three months of 2004. Our net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of NCC.

During the first three months of 2005, the most significant source of cash was the decrease in cash segregated under federal and other regulations of $2,920,049. Additionally, clearing deposits decreased to provide cash of $445,592. These sources of cash were offset by the decreases in accounts payable and accrued liabilities of $540,791 and the net loss of $1,226,236 after adjustments to reconcile net loss to cash used in operating activities.

Cash Flows Used In Investing Activities

The net cash provided by investing activities during the first three months of 2005 was $8,231,588 compared with cash used of $97,794 during the first three months of 2004. The most significant source of cash was cash received from the sale of operating assets of $8,590,413. The primary use of cash was to acquire 112,300 share of our common stock (see Note 3, "Equity Transactions and Stock Options"). All of the cash used for investing activities in the period ended March 31, 2004 was for capital expenditures. We presently have no plans to open additional offices and no significant commitments for capital expenditures. Therefore, our requirement for capital resources is not material to the business as a whole.

Cash Flows from Financing Activities

The net cash used in financing activities during the first three months of 2005 was $402,778 compared with cash used in financing activities of $41,666 in the first three months of 2004. The cash used in both periods was for the repayment of notes payable. The payment made in 2005 was to pay the note off in conjunction with the acquisition of 112,300 of share of our common stock (see above and Note 6 "Contingent Liabilities" under "Litigation Related to Account Acquisitions").

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

We have sold substantially all of our ongoing operations and have adopted a new business plan.

In September 2004, we sold our correspondent clearing business to North American Clearing, Inc. In October 2004, we sold our retail brokerage accounts to Ameritrade, Inc. While these asset sales have provided us substantial working capital, we have just announced our intention to enter into the real estate investment and development business, and have yet to significantly begin work in that area. Further, given that an entity controlled by our CEO and Chairman of the Board owns over 53% of our outstanding stock, he alone can require the Company to take certain actions by requesting a shareholder vote.

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

The Trading Price of Our Common Stock has been and May Continue to be Subject to Wide Fluctuations.

      During the past twelve months, our common stock traded as low as $1.20 and as high as $4.24. Our stock price may fluctuate in response to a number of events and factors, such as the nature and timing of any new business alternatives or investments we determine to pursue, our litigation, and factors bearing on our institutional trading and market making operations. In addition, the stock market in general, and the market prices for Internet related companies in particular, have experienced extreme volatility that has often been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

In a related action commenced in January 2005, OCC Ventures, LLC commenced suit against Share King LLC and us alleging breach of the lease buyout agreement. In March 2005, we reached a settlement with OCC Ventures, pursuant to which we have made payments totaling approximately $686,000. In exchange, we have received a return of 112,300 shares of our common stock to be cancelled, and a release of the outstanding note to OCC Ventures. We accrued a loss of approximately $16,000 for the premium paid in excess of market value for the 112,300 shares at December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

31.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Christopher L. Jarratt, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2 Certification of Michael J. Chiodo, Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

(b) Reports on Form 8-K.

      During the first quarter, we we did not make any reports on Form 8-K.

      After the end of first quarter, but before the date hereof, we filed one Report on Form 8-K:

      On April 25, 2005, the Company reported that it had received a notice from the NASDAQ stock market indicating that it was subject to delisting due to late filing of its Annual Report. The Company also indicated that subsequent to receipt of the notice, it had filed its Annual Report on Form 10-K.

      Pursuant to the requirements of the Securities Exchange Act of 1934, JB Oxford Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo
---------------------

Michael J. Chiodo
Chief Financial Officer

May 19, 2005