Form 10-Q
period 2005-06-30
JB OXFORD HOLDINGS INC
filed 2005-08-15
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                        COMMISSION FILE NUMBER 001-14911

                            JB OXFORD HOLDINGS, INC.
                        --------------------------------
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

      Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 1, 2005, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 3,580,119.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                         June 30,
                                                           2005     December 31,
                                                       (Unaudited)      2004
                                                       -----------  ------------
ASSETS:

  Cash and cash equivalents                            $ 7,185,502  $  5,270,077

  Cash segregated under federal and other regulations           --     3,132,172

  Receivable from broker-dealers                           101,373        99,608

  Receivable from customers                                     --           209

  Other receivables                                      3,922,755    12,413,265

  Securities owned - at market value                     6,024,708         9,825

  Notes receivable from shareholder                      2,500,000     2,500,000

  Investment in land                                     5,648,675     5,598,675

  Furniture, equipment, and leasehold improvements
   (at cost - net of accumulated depreciation and
   amortization of $468,168 and $344,347)                1,133,828     1,253,836

  Clearing deposits                                      4,212,120     4,652,541

  Other assets                                             541,830       671,561
                                                       -----------  ------------

  TOTAL ASSETS                                         $31,270,791  $ 35,601,769
                                                       ===========  ============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      June 30,
                                                       2005         December 31,
                                                    (Unaudited)        2004
                                                    ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

   LIABILITIES:

     Short term borrowings                          $  3,400,000   $  3,400,000

     Payable to broker-dealers and clearing
      organizations                                           --        160,543

     Payable to customers                                     --          7,071

     Income taxes payable                                  3,800        150,000

     Deferred taxes payable                               50,000        950,000

     Accounts payable and accrued liabilities          2,565,156      3,138,999

     Notes payable                                     2,889,375      3,292,153
                                                    ------------   ------------

   TOTAL LIABILITIES                                   8,908,331     11,098,766
                                                    ------------   ------------

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY:

     Common stock  ($.01 par value, 100,000,000
      shares authorized; 3,627,113 and 3,739,413
      shares issued)                                      36,271         37,394

     Additional paid-in capital                       22,974,695     23,282,397

     Retained earnings                                   264,695      2,096,413

     Treasury stock at cost, 46,994 shares              (913,201)      (913,201)
                                                    ------------   ------------

   TOTAL SHAREHOLDERS' EQUITY                         22,362,460     24,503,003
                                                    ------------   ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 31,270,791   $ 35,601,769
                                                    ============   ============

See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Six Months Ended June 30,       Quarter Ended June 30,
                                               2005           2004           2005           2004
                                           ------------   ------------   ------------   ------------
REVENUES:
   Brokerage                               $    458,975   $     71,753   $    179,617   $     43,292
   Other                                        264,028             --        239,049             --
                                           ------------   ------------   ------------   ------------
   Total revenues                               723,003         71,753        418,666         43,292
                                           ------------   ------------   ------------   ------------

EXPENSES:
   General and administrative                 3,444,729      2,664,766      1,920,191      1,405,195
   Depreciation and amortization                123,821        272,341         61,920        128,771
                                           ------------   ------------   ------------   ------------
   Total expenses                             3,568,550      2,937,107      1,982,111      1,533,966
                                           ------------   ------------   ------------   ------------
   Loss from continuing operations before
     interest and taxes                      (2,845,547)    (2,865,354)    (1,563,445)    (1,490,674)
                                           ------------   ------------   ------------   ------------
     Interest revenue                           302,656        115,787        175,420         57,865

     Interest expense                            95,603        321,778         49,872        160,889
                                           ------------   ------------   ------------   ------------
       Net Interest                             207,053       (205,991)       125,458       (103,024)
                                           ------------   ------------   ------------   ------------
   Loss from continuing operations before
     taxes                                   (2,638,494)    (3,071,345)    (1,437,897)    (1,593,698)

     Income tax expense (benefit)              (899,465)         6,100       (549,452)         5,700
                                           ------------   ------------   ------------   ------------

   Net loss from continuing operations       (1,739,029)    (3,077,445)      (888,445)    (1,599,398)
                                           ------------   ------------   ------------   ------------
     Loss from discontinued operations          (92,689)      (871,114)      (225,548)      (159,529)

     Income tax expense (benefit)                    --          6,200             --          4,400
                                           ------------   ------------   ------------   ------------

   Net loss from discontinued operations        (92,689)      (877,314)      (225,548)      (163,929)
                                           ------------   ------------   ------------   ------------

   Net loss                                $ (1,831,718)  $ (3,954,759)  $ (1,113,993)  $ (1,763,327)
                                           ============   ============   ============   ============

Basic net income (loss) per share:
   From continuing operations              $      (0.48)  $      (1.70)  $      (0.25)  $      (0.87)
   From discontinued operations                   (0.03)         (0.48)         (0.06)         (0.09)

   Basic net income (loss) per share              (0.51)         (2.18)         (0.31)         (0.96)

Diluted net income (loss) per share:
   From continuing operations                     (0.48)         (1.70)         (0.25)         (0.87)
   From discontinued operations                   (0.03)         (0.48)         (0.06)         (0.09)

   Diluted net income (loss) per share            (0.51)         (2.18)         (0.31)         (0.96)

Weighted average number of shares
      Basic                                   3,621,068      1,814,256      3,580,119      1,841,749
      Diluted                                 3,621,068      1,814,256      3,580,119      1,841,749


See accompanying notes.

                    JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For The Six Months Ended
                                                                           June 30,
                                                                 ---------------------------
                                                                     2005           2004
                                                                 ------------   ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (1,831,718)  $ (3,954,759)
  Adjustments to reconcile net loss to cash
   provided by (used in)operating activities:
     Depreciation and amortization                                    123,821      1,064,674
     Provision for bad debts                                               --         38,735
     Deferred income taxes, net                                      (900,000)            --
     Gain on disposal of clearing operation                          (326,031)            --
   Changes in assets and liabilities:
     Cash segregated under federal and other regulations            3,132,172     21,012,946
     Receivable from broker-dealers and clearing organizations         (1,765)    12,613,801
     Receivable from customers                                            209    (14,139,314)
     Other receivables                                                120,510      1,315,127
     Securities owned                                                   9,825       (444,238)
     Clearing deposits                                                440,421      1,410,003
     Other assets                                                     129,731       (338,958)
     Payable to broker-dealers and clearing organizations            (160,543)    (5,145,865)
     Payable to customers                                              (7,071)   (14,553,426)
     Securities sold, not yet purchased                                    --     (1,956,525)
     Accounts payable and accrued liabilities                        (573,843)      (554,276)
     Income taxes, net                                               (146,200)            --
                                                                 ------------   ------------
Net cash provided by (used in) operating activities                     9,518     (3,632,075)
                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (3,813)      (215,946)
  Investment in marketable securities                              (6,024,708)
  Investment in land                                                  (50,000)            --
  Sale of clearing and retail brokerage operations                  8,696,031             --
  Acquisition and retirement of 112,300 share of treasury stock      (308,825)            --
                                                                 ------------   ------------
Net provided by (cash used) in investing activities                 2,308,685       (215,946)
                                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable                                         (402,778)       (83,333)
                                                                 ------------   ------------
Net cash used in financing activities                                (402,778)       (83,333)
                                                                 ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,915,425     (3,931,354)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                5,270,077      6,897,970
                                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $  7,185,502   $  2,966,616
                                                                 ============   ============


See accompanying notes.

JB OXFORD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q

        In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial statements of JB Oxford Holdings, Inc. and subsidiaries (the "Company") for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial information should be read in conjunction with the Company's 2004 Annual Report on Securities and Exchange Commission ("SEC") Form 10-K. Footnote disclosures that substantially duplicate those in the Company's Annual Report on Form 10-K, including significant accounting policies, have been omitted. Reclassification adjustments have been made to prior periods to make the presentation of the financial statements consistent.

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

        During the year ended December 31, 2004, the Company sold substantially all of its revenue producing operations. Effective September 2004, National Clearing Corp ("NCC") sold its correspondent clearing operation and effective October 2004, JB Oxford & Company ("JBOC") sold its retail brokerage operation. NCC still maintains a small institutional brokerage and market making operation, with the market making operation making 10 or less markets, to facilitate the securities transactions of our institutional clients. The Company has also acquired land as an investment, which we may or may not develop and an aircraft to assist management with the current investment, as well as to examine additional potential investments. This new investment could create a separately identifiable segment with which to report operations of in future periods. This potential segment is only comprised of these assets and consequently separate segment disclosure has not been made. The Company has incurred approximately $230,000 of costs related to this new activity in the first half of 2005, with no related revenues. During the periods presented, the Company generated revenues in a single industry, the securities industry. During 2004, the Company derived its revenues primarily from its retail brokerage services operations in JBOC, and its correspondent clearing services and market making activities at NCC. These operations are reported as discontinued operation in the accompanying statement of operations, see Note 4 for further discussion of discontinued operations. In 2005, the Company generated revenues from its institutional brokerage operation in NCC and revenues from its cash investments. Inter-company balances have been eliminated in the consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

        The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                  For The Six Months Ended       For The Three Months Ended
                                                          June 30,                        June 30,
                                                    2005           2004             2005           2004
                                               -------------   -------------   -------------   -------------
BASIC EARNINGS PER SHARE:
   Net loss                                    $  (1,831,718)  $  (3,954,759)  $  (1,113,993)  $  (1,763,327)
                                               -------------   -------------   -------------   -------------
   Loss available to common stockholders       $  (1,831,718)  $  (3,954,759)  $  (1,113,993)  $  (1,763,327)
     (numerator)
                                               =============   =============   =============   =============
   Weighted average common shares outstanding
     (denominator)                                 3,621,068       1,814,256       3,580,119       1,841,749
                                               =============   =============   =============   =============
   Basic earnings per share                    $       (0.51)  $       (2.18)  $       (0.31)  $       (0.96)
                                               =============   =============   =============   =============

DILUTED EARNINGS PER SHARE:
   Net Loss                                    $  (1,831,718)  $  (3,954,759)  $  (1,113,993)  $  (1,763,327)
                                               -------------   -------------   -------------   -------------
   Loss available to common stockholders plus
     assumed conversions (numerator)           $  (1,831,718)  $  (3,954,759)  $  (1,113,993)  $  (1,763,327)
                                               =============   =============   =============   =============
   Weighted average common shares outstanding      3,621,068       1,814,256       3,580,119      1, 841,749
                                               -------------   -------------   -------------   -------------
   Weighted average common shares and assumed
     conversions outstanding (denominator)         3,621,068       1,814,256       3,580,119      1, 841,749
                                               =============   =============   =============   =============
   Diluted earnings per share                  $       (0.51)  $       (2.18)  $       (0.31)  $       (0.96)
                                               =============   =============   =============   =============


        The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period ended June 30, 2004. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions were used, the fully diluted shares outstanding for the six months ended June 30, 2004 would be 3,846,239. There were no common stock equivalents or assumed conversions for the six months ended June 30, 2005 as none of the stock options have a strike price less than the average market price for the period.

        Stock options outstanding carry exercise prices ranging from $2.20 to $91.25 at June 30, 2005 and 2004. Options to purchase 144,250 shares of common stock were outstanding at June 30, 2005 expire at various dates through October 4, 2012.

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

        In September 2004, Third Capital Partners converted the notes then held by it into 2,029,474 shares of our common stock. As a result of the conversion, Third Capital Partners owns approximately 57% of our common stock.

        SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation-based method prescribed in SFAS No.
123. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires the Company to provide information required by SFAS 123 on a quarterly basis. No options were issued during the six months ended June 30, 2005 and 2004; and there is no pro forma attribution expense on previously issued options for those respective periods. A summary of the status of the Company's stock options as of June 30, 2005 and 2004, and changes during the periods ending on those dates is presented below:

                                      June 30, 2005           June 30, 2004
                                              Weighted                Weighted
                                   Shares     average     Shares       average
                                 ----------  ----------  ---------    ---------
Outstanding at                      144,250  $    16.05     256,825   $    15.66
  be-ginning of period
Forfeited                                --          --        (225)       41.94
                                 ----------  ----------  ---------    ---------
Outstanding at end of
  period                            144,250       16.05     256,600        15.63
                                 ==========  ==========   ==========  ==========
Options exercisable                 144,250       16.05     256,600        15.63
  at quarter-end
Weighted-average fair
  value of options
  granted during the
  period                         $       --              $       --

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

        On August 20, 2004, the Company entered into an agreement with North American Clearing, Inc. to sell all of its clearing rights for the correspondent accounts of its wholly-owned subsidiary National Clearing Corp. ("NCC"). Under the terms of the agreement, the Company received an initial payment of $100,000 in October 2004, and will receive 50% of the revenue related to the transferred correspondent accounts over the next five years, up to a maximum total payment of $2.5 million. Gain on disposal of clearing operation of $326,031 is included in discontinued operations for the period ended June 30, 2005.

        These asset groups are the brokerage operations (both clearing and retail brokerage segments) of the Company and provided substantially all of its operating revenues in 2004. These asset groups met the criteria defined by SFAS No. 144 to be reported as discontinued operations as of June 30, 2004. Certain expenses, particularly professional fees, including legal defense costs, which are related to the discontinued operations, but remain as obligations of the Company after completion of the asset sales, are reported in ongoing operations.

        The following table reflects detailed amounts of revenue, expense and loss reported in discontinued operations for the respective periods ended June 30, 2005 and 2004. Operations previously reported have been restated to reflect the change in status to discontinued operations.

                                        For The Six Months Ended     For The Three Months Ended
                                                 June 30,                     June 30,
                                          2005           2004           2005           2004
                                      ------------   ------------   ------------   ------------
REVENUES:
   Commissions                                  --   $  3,969,266             --   $  1,707,257
   Interest                                     --      2,632,447             --      1,356,652
   Trading profits                          (4,296)       206,747             --        180,105
   Clearing and execution                       --      1,186,763             --        627,419
   Other                                   276,642         64,010             --         45,602
                                      ------------   ------------   ------------   ------------

      Total revenues                       272,346      8,059,233             --      3,917,035
                                      ------------   ------------   ------------   ------------

EXPENSES:
   Employee compensation                        --      2,959,932             --      1,523,796
   Clearing and floor brokerage              7,295        495,636             --        228,975
   Communications                           38,512      1,076,287          3,000        487,872
   Occupancy and equipment                 127,092      1,467,669         61,064        661,746
   Interest                                     --        198,096             --        101,865
   Data processing charges                 455,657      1,172,784        232,386        502,782
   Professional services                     9,050         85,065             --             --
   Promotional                                 885        138,333             --         49,943
   Bad debts                                    --         38,735             --         16,697
   Amortization of intangible assets            --        454,586             --        113,647
   Other operating expenses                 52,574        843,224         34,716        389,242
                                      ------------   ------------   ------------   ------------

      Total Expenses                       691,066      8,930,347        331,166      4,076,564
                                      ------------   ------------   ------------   ------------
   Loss before disposal of operating      (418,720)      (871,114)      (331,166)      (159,529)
assets and taxes
   Gain on disposal of clearing
operation                                  326,031             --        105,618             --
   Income tax expense (benefit)                 --          6,200             --          4,400
                                      ------------   ------------   ------------   ------------

   Loss from discontinued operations  $    (92,689)  $   (877,314)  $   (225,548)  $   (163,929)
                                      ============   ============   ============   ============

NOTE 5. REGULATORY REQUIREMENTS

      NCC is subject to the SEC's Uniform Net Capital Rule ("the Rule"), which requires the maintenance of minimum net capital. The Rule requires NCC to maintain minimum net capital, as defined, equal to the greater of $250,000 or 6 2/3 percent of aggregate indebtedness, as defined. At December 2004, NCC had elected the alternative method to compute its minimum net capital requirement. The alternative method requires the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. NCC no longer carried customer balances and used the aggregate indebtedness standard to compute its minimum net capital requirement at June 30, 2005. This method requires maintenance of minimum net capital of not less than 6 2/3% of aggregate indebtedness, as defined.

      At June 30, 2005, NCC had net capital of $1,640,536, which was $1,332,427 in excess of the minimum amount required and 35% of aggregate indebtedness with ratio of aggregate indebtedness to net capital of 2.8 to 1. At December 31, 2004, NCC had net capital of $2,640,170, which was $2,390,170 in excess of the $250,000 minimum required.

NOTE 6. CONTINGENT LIABILITIES

      The Company is a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer claims regarding brokerage transactions, and claims related to clearing services arising out of the failure of certain correspondent firms. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. Those proceedings that management believes may have a significant impact on the Company are described below. However, there can be no assurance that in the future, other current or future proceedings will not have a material adverse effect on the Company's financial condition or results of operations. In particular, if the Company is required to pay a judgment in excess of the amount reserved, such a payment would negatively impact the financial condition of the Company. However, the Company regularly assesses its potential liability in all pending litigation to properly set the level of reserves for such litigation. To the extent that the reserves are sufficient to cover all awards and settlements, no currently threatened or pending litigation should materially impact the Company's financial position, results of operations or cash flows. The Company's aggregate reserve for pending litigation was $456,948 as of June 30, 2005.

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

NOTE 7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                     For The Six Months
                                                        Ended June 30,
                                                   ----------------------
                                                      2005        2004
                                                   ----------  ----------
Supplemental Disclosures of Cash Flow Information
    Cash paid for:
        Interest                                   $   78,903  $  386,312
        Income taxes                                  146,200      12,300


Supplemental disclosure of non-cash investing and financing activities:
----------------------------------------------------------------------

      o Treasury stock bonus issued to employees in the amount of $115,514 in 2004.

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

Business Overview
-----------------

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

Our Board of Directors approved a new business plan for our JB Oxford & Company subsidiary in May 2005. Under the new business plan, JBOC will focus primarily on the acquisition of real estate for investment and/or development. In the fourth quarter of 2004, we made our first investment in real estate, through the purchase of raw land in Destin, Florida. While we will continue to look at investments in other market sectors, including the possibility of acquiring an operating business, our primary focus at this time is in making investments in real estate, both for investment and development purposes.

Recent Developments
-------------------

On May 16, 2005, our Board approved a new business plan, as stated above. In addition to continuing our limited brokerage business, our primary focus is now the purchase and sale of real estate for investment and/or development purposes. In addition, we reserve the right to make investments in other areas, including the possibility of investing in other operating entities.

On July 7, 2005, we filed a Preliminary Information Statement for shareholder approval of a 1 for 100 share reverse split, the effect of which will be to reduce the number of remaining shareholders, as counted for SEC purposes, below 300, thereby resulting in the Company ceasing to be a public reporting company, and likely resulting in the Company being de-listed from the NASDAQ SmallCap Market. The Company has indicated its intent to continue to publicly provide all information required to allow brokers to publish bid and ask prices on PinkSheets LLC.

Investment Activities
---------------------

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

On December 2, 2004, the Company, through a new 99.9% owned subsidiary of JBOC, Dolphin Bay, LLC, acquired approximately 10 acres of undeveloped land in Destin, Florida, for $5.5 million. The Company has not determined whether to hold the land for short-term appreciation, longer-term appreciation or development. We did not acquire any additional property in the first half of 2005.

Market Making Activities
------------------------

In order to facilitate the execution of security transactions for our own customers, NCC acts as a market maker for approximately 10 public corporations whose stocks are traded through the PinkSheets LLC. The number of companies in which NCC acts as a market maker fluctuates depending upon various factors, including trading volume and the number of employees in a trading capacity. Our market making activities concentrate on the execution of unsolicited transactions for customers and are required to be in compliance with the rules of the National Association of Securities Dealers, Inc. ("NASD") regarding best execution.

Results of Operations
---------------------

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
---------------------------------------------------------------------------

Continuing Operations
---------------------

Revenues from ongoing institutional sales and trading services provided $458,975 in brokerage revenue for the six months ended June 30, 2005 as compared to $71,753 for the same period in 2004. The Company started to provide these services in March 2004. Interest earned for the six months ended June 30, 2005 amounted to $302,656 as compared to $115,787 for the same period in 2004.

Our general and administrative expense increased by $779,963 or 29% to $3,444,729 in the first six months of 2005 from $2,664,766 in the first six months of 2004. This increase resulted primarily from employee compensation that increased $512,518 to $623,688 in the first six months of 2005 from $111,170 in the first six months of 2004. This increase is primarily the result of an increase in broker salary and commission from the institutional sales operation in the amount of $254,446. General and administrative expenses consist primarily of legal fees of $2,282,989 and $2,391,907 for the six months ended June 30, 2005 and 2004, respectively, related to legal matters as discussed in Note 6 to the consolidated financial statements.

We recognized a tax benefit of $899,465 in the first half of 2005, which was the reversal of deferred tax credits, as compared to an income tax expense of $6,100 for the same period in 2004.

Our loss from continuing operations decreased 44% to $1,739,029 for the period ended June 30, 2005 compared to $3,077,445 for the period ended June 30, 2004. $899,465 of this decrease was the change in the provision (benefit) for income taxes in the respective periods.

Discontinued Operations
-----------------------

Discontinued operations generated a net loss of $92,689 in the first half of 2005 compared to $877,314 in the first half of 2004. This is a change of $784,625 or 89% decrease in the loss.

Revenues from Discontinued Operations
-------------------------------------

Our total discontinued brokerage revenues totaled $272,346 for the first six months of 2005, as compared $8,059,233 in the first six months of 2004. Operations for the retail and clearing operations ceased in the fourth quarter of 2004. The primary source of discontinued operations revenue for the period ended June 30, 2005 is the result of our sales of security positions. The positions consisted of low priced securities which are not widely traded.

Expenses from Discontinued Operations
-------------------------------------

Our total discontinued brokerage expenses totaled $691,066 for the first six months of 2005, as compared $8,930,347 in the first six months of 2004. As described above, operations for the retail and clearing operations ceased in the fourth quarter of 2004. The primary source of operations expense for the period ended June 30, 2005 is data processing charges of $455,657. This commitment ended June 2005, at such time we completed our filing of information tax returns for our former retail customers. Additionally, we had rent and maintenance expense for our former New York office totaling $127,092 for the six months ended June 30, 2005, net of $102,720 sub rental payments received.

Gain on Disposal of Operating Assets
------------------------------------

Included in the discontinued operation for the period ended June 30, 2005 is $326,031 from the sale of our clearing operation. We expect these proceeds to continue on a gradually declining basis.

Quarter Ended June 30, 2005 Compared with Quarter Ended June 30, 2004
---------------------------------------------------------------------

Continuing Operations
---------------------

Revenues from our institutional sales and trading services provided $179,617 in brokerage revenue for the quarter ended June 30, 2005 as compared to $43,292 for the same period in 2004. Interest earned for the quarter ended June 30, 2005 amounted to $175,420 as compared to $57,865 for the same period in 2004.

Our general and administrative expense increased by $514,996 or 37% to $1,920,191 in the second quarter of 2005 from $1,405,195 in the second quarter of 2004. This increase resulted from professional fees that increased $89,492 to $1,334,936 in the second quarter of 2005 from $1,245,444 in the second of 2004. These fees were incurred due to the SEC mutual fund investigation and the litigation related to the Oeri notes. See Note 6 above. General and administrative expenses included employee compensation of $292,484 and $57,478 for the three months ended June 30, 2005 and 2004, respectively. This increase is primarily the result of an increase in broker salary and commission from the institutional sales operation in the amount of $109,801.

Discontinued Operations
-----------------------

We recorded a net loss from discontinued operations of $225,548 for the quarter ended June 30, 2005. This compares with a net loss of $163,929 for the quarter ended June 30, 2004.

Revenues from Discontinued Operations
-------------------------------------

Our total discontinued brokerage revenues had no revenues in the second quarter of 2005, as compared $3,917,035 in the second quarter of 2004, as detailed in
Note 4 to the consolidated financial statements. Operations for the retail and clearing operations ceased in the fourth quarter of 2004.

Expenses from Discontinued Operations
-------------------------------------

Our total discontinued brokerage expenses totaled $331,166 for the second quarter of 2005, as compared $4,076,564 for the same period in 2004. The primary source of operations expense for the quarter ended June 30, 2005 is data processing charges of $232,386. This commitment ended June 2005, as explained ablove. Rent and maintenance expense for our former New York office totaled $61,064 for the quarter ended June 30, 2005, net of $55,007 sub rental payments received.

Gain on Disposal of Operating Assets
------------------------------------

Included in the discontinued operation for the period ended June 30, 2005 is $105,618 from the sale of our clearing operation. We expect these proceeds to continue on a gradually declining basis.

Liquidity and Capital Resources
-------------------------------

During the year ended December 31, 2004, we sold substantially all of our revenue producing operations. Effective September 2004, we sold our correspondent clearing operation of National Clearing Corporation and effective October 2004, we sold our retail brokerage operation of JB Oxford & Company. These transactions have added liquidity to our current financial position, however we currently have no significant operations that generate cash. As of June 30, 2005, we have $7,185,502 in available cash, and additionally we have $6,024,708 in US Government securities which are readily marketable. We received and additional $8,370,000 in January 2005 from the sale of retail accounts to Ameritrade and expect to receive and additional $3,500,000 in April 2006.

NCC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. (See Note
5. "Regulatory Requirements" to the consolidated financial statements.) At June 30, 2005, NCC had net capital of $1,640,536, which was $1,332,427 in excess of the minimum amount required. At December 31, 2004, NCC had net capital of $2,640,170, which was $2,390,170 in excess of the $250,000 minimum required. Because NCC is subject to the Net Capital Rule, there are restrictions on advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals that are subject to regulatory notification.

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

Going Concern
-------------

As previously noted, we have sold substantially all of our ongoing business operations and do not have significant revenues from current operations. There is significant doubt as to whether our limited remaining operations can generate sufficient revenue to be a continuing viable going concern. Further, there is significant uncertainty with respect to the outcome of the SEC lawsuit related to the late trading allegedly conducted by us. As a result, the report of our independent registered public accounting firm issued in connection with our December 31, 2004 consolidated financial statements indicates there is substantial doubt about our ability to continue as a going concern.

Should the outcome or judgment against us from the SEC lawsuit related to the ongoing mutual fund investigations (as disclosed in Note 6, Contingent Liabilities) be significant, the demand for payment resulting from such outcome or judgment coupled with our deteriorating financial results will likely affect our ability to meet our obligations as they become due in the normal course of business. Should we be unable to meet our obligations as they become due, we would be forced to file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

Liquidity at June 30, 2005
--------------------------

Our cash position increased during the first half of 2005 by $1,915,425 to $7,185,502. This compares with a net decrease in cash and cash equivalents of $3,931,354 in the first half of 2004. We do not anticipate making any payments on notes payable in the principal amount of $2,889,375 (See "Litigation Related to Oeri Notes" in Legal Proceedings in Part II, below).

Cash Flows from Operating Activities
------------------------------------

Net cash provided by operating activities (including discontinued operating activities) was $9,518 for the first six months of 2005, compared to cash of $3,632,075 being used in operations during the first six months of 2004. Our net cash provided by or used in operating activities is impacted by changes in the brokerage-related assets and liabilities of NCC.

During the first six months of 2005, the most significant source of cash was the decrease in cash segregated under federal and other regulations of $3,132,172. Additionally, clearing deposits decreased to provide cash of $440,421. These sources of cash were offset by the decreases in accounts payable and accrued liabilities of $573,843 and the net loss of $1,831,718 after adjustments to reconcile net loss to cash used in operating activities.

Cash Flows Used In Investing Activities
---------------------------------------

The net cash provided by investing activities during the first half of 2005 was $2,308,685 compared with cash used of $215,946 during the first half of 2004. The most significant source of cash was cash received from the sale of operating assets of $8,696,031. The primary use of cash was to acquire investment securities (US Government Bonds) in the amount of $6,024,708. Additionally, we acquired 112,300 share of our common stock (see Note 3, "Equity Transactions and Stock Options") in the amount of $308,825. All of the cash used for investing activities in the period ended June 30, 2004 was for capital expenditures. We presently have no plans to open additional offices and no significant commitments for capital expenditures. Therefore, our requirement for capital resources is not material to the business as a whole.

Cash Flows from Financing Activities
------------------------------------

The net cash used in financing activities during the first six months of 2005 was $402,778 compared with cash used in financing activities of $83,333 in the first six months of 2004. The cash used in both periods was for the repayment of notes payable. The payment made in 2005 was to pay the note off in conjunction with the acquisition of 112,300 of share of our common stock (see above and Note 6 "Contingent Liabilities" under "Litigation Related to Account Acquisitions").

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

WE HAVE SOLD SUBSTANTIALLY ALL OF OUR ONGOING OPERATIONS AND HAVE ADOPTED A NEW BUSINESS PLAN.

In September 2004, we sold our correspondent clearing business to North American Clearing, Inc. In October 2004, we sold our retail brokerage accounts to Ameritrade, Inc. While these asset sales have provided us substantial working capital, we have just announced our intention to enter into the real estate investment and development business, and have yet to significantly begin work in that area. Further, given that an entity controlled by our CEO and Chairman of the Board owns over 57% of our outstanding stock, he alone can require the Company to take certain actions by requesting a shareholder vote.

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

SUBSTANTIAL DOUBT EXISTS RELATING TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As noted in this section, we have sold substantially all of our ongoing business operations and do not have an ongoing business plan for future operations. There is significant uncertainty as to whether our limited remaining operations can generate sufficient revenue to be a continuing viable going concern. Further, there is significant uncertainty with respect to the outcome of the SEC lawsuit related to the late trading allegedly conducted by us. As a result, the report of our independent registered public accounting firm indicates there is substantial doubt about our ability to continue as a going concern.

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

YOUR INTERESTS AS A STOCKHOLDER MAY CONFLICT WITH OUR CONTROLLING STOCKHOLDER, OUR CHIEF EXECUTIVE OFFICER AND OUR PRESIDENT.

Our executive officers, directors and principal shareholders beneficially own approximately 57% of our outstanding common stock. As a result, our controlling shareholders have the power to control or direct our business affairs including matters requiring stockholder approval. This concentration of ownership could effectively delay, defer or prevent a change in control or other significant corporate transactions that might give you the opportunity to realize a premium over our then prevailing stock price. In addition, various conflicts of interest may arise in the future as a result of our relationship with Third Capital Partners, LLC, ("Third Capital Partners"), a company controlled by our Chief Executive Officer who also serves on our Board of Directors. Serving us as an officer and director as well as Third Capital Partners could result in our Chief Executive Officer being placed in a conflict of interest should he have to make decisions that have materially different implications for us and for Third Capital Partners. An affiliate of Third Capital Partners receives management fees from us, which could influence decisions.

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

OUR STOCK PRICE COULD MATERIALLY DECLINE IF THIRD CAPITAL SELLS IT SHARES.

In September 2004, Third Capital Partners converted the notes then held by it into approximately 2 million shares of our common stock. As a result of the conversion, Third Capital Partners owns approximately 57% of our common stock.

If Third Capital Partners sells substantial amounts of our common stock into the public market, it could cause a significant decrease in our stock price. Furthermore, the awareness that a large number of shares is available for sale under this registration statement could cause the price of our stock to fall or could prevent the price from rising.

In addition to the adverse effect a price decline would have on our shareholders, it could impede our ability to raise capital through the issuance of securities or utilize our common stock for acquisitions. Furthermore, regardless of any sale by Third Capital Partners, we have announced our intent, subject to shareholder approval, to undertake a 1 for 100 share reverse stock split, which will likely result in a delisting of our shares from the NASDAQ SmallCap Market. The delisting of our shares could further harm our stock price and make it more difficult for our shareholders to sell their shares.

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

Interest Rate Sensitivity and Financial Instruments
---------------------------------------------------

For our working capital and reserves that are required to be segregated under federal or other regulations, we invest primarily in U.S. bank certificates of deposit and savings accounts. The certificates of deposit have maturity dates ranging from three to six months, and do not present a material interest rate risk.

Equity Price Risk
-----------------

NCC acts as a market maker for approximately 10 public corporations whose stocks are traded primarily through PinkSheets LLC. We select companies in which we make a market based on a review of the current market activity, and also to facilitate trading activity of our clients. Market making may result in a concentration of securities that may expose us to additional risk; however, we do not maintain a significant inventory of equity securities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to those matters described below, we are from time to time subject to legal, arbitration or administrative proceedings arising in the ordinary course of our business, including claims by former customers relating to brokerage services, as well as matters related to our former clearing services. We are also subject to periodic regulatory audits and inspections by the SEC and NASD that could give rise to claims against us. While we make provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, legal matters are inherently unpredictable and expensive to defend. If there are adverse outcomes in our legal proceedings, it could have a material adverse effect on our business and financial condition. Those proceedings that management believes may have a significant impact are described below. However, there can be no assurance that in the future, other current or future proceedings will not have a material adverse effect on our financial condition or results of operations. In particular, if we were required to pay a judgment in excess of the amount reserved, such a payment would negatively impact the financial condition of the Company. We regularly assesses its potential liability in all pending litigation to properly set the level of reserves for such litigation. To the extent that the reserves are sufficient to cover all awards and settlements, no currently threatened or pending litigation should materially impact the our financial position, results of operations or cash flows. Our aggregate reserve for pending litigation was $456,998 as of June 30, 2005

SEC MUTUAL FUND LAWSUIT

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During March 2005 the Company repurchased 112,300 shares of its common stock at an effective price of $2.89 per share. The retirement of the stock was recorded at a cost of $2.75 per share representing the fair marker value on the day the shares were acquired and $16,175 was accrued as an expense at December 31, 2004. The 112,300 shares of treasury stock was retired in March 2005.

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

JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo
-----------------------
Michael J. Chiodo
Chief Financial Officer

August 15, 2005