Form 10-Q
period 2005-09-30
JB OXFORD HOLDINGS INC
filed 2005-11-15
CIK 816330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 1, 2005, the Registrant had the following number of shares of common stock, $0.01 par value per share, outstanding: 3,580,119.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                         September 30,    December 31,
                                                             2005             2004
                                                          (Unaudited)
                                                         -------------    ------------
Assets:

  Cash and cash equivalents                              $ 7,115,458      $ 5,270,077

  Cash segregated under federal and other regulations             --        3,132,172

  Receivable from broker-dealers                             120,585           99,608

  Receivable from customers                                       --              209

  Other receivables                                        3,931,042       12,413,265

  Securities owned                                         4,051,918            9,825

  Notes receivable from shareholder                        2,500,000        2,500,000

  Investment in land                                       5,648,675        5,598,675

  Furniture, equipment, and leasehold improvements
   (at cost - net of accumulated depreciation and
    amortization of $528,613 and $344,347)                 1,076,849        1,253,836

  Clearing deposits                                        3,742,136        4,652,541

  Other assets                                               712,273          671,561
                                                         -----------      -----------
  Total assets                                           $28,898,936      $35,601,769
                                                         ===========      ===========

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                      September 30,    December 31,
                                                          2005             2004
                                                       (Unaudited)
                                                      -------------    ------------
Liabilities and shareholders' equity:

   Liabilities:

     Short term borrowings                            $  2,600,000     $  3,400,000

     Payable to broker-dealers and
       clearing organizations                                   --          160,543

     Payable to customers                                       --            7,071

     Income taxes payable                                  154,358          150,000

     Deferred taxes payable                                     --          950,000

     Accounts payable and accrued liabilities            3,061,988        3,138,999

     Notes payable                                       2,889,375        3,292,153
                                                      ------------     ------------
   Total liabilities                                     8,705,721       11,098,766
                                                      ------------     ------------

   Commitments and contingencies

   Shareholders' equity:

     Common stock ($.01 par value,
      100,000,000 shares authorized; 3,627,113 and
      3,739,413 shares issued)                              36,271           37,394

     Additional paid-in capital                         22,974,695       23,282,397

     Retained earnings (deficit)                        (1,904,550)       2,096,413

     Treasury stock at cost, 46,994 shares                (913,201)        (913,201)
                                                      ------------     ------------
   Total shareholders' equity                           20,193,215       24,503,003
                                                      ------------     ------------
   Total liabilities and shareholders' equity         $ 28,898,936     $ 35,601,769
                                                      ============     ============

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                  Nine Months Ended Sept 30,       Quarter Ended Sept 30,
                                                    2005            2004            2005            2004
Revenues:
   Brokerage                                     $   624,484     $   288,113     $   165,508     $   195,916
   Other                                             346,151              --          82,124              --
                                                 -----------     -----------     -----------     -----------
   Total revenues                                    970,635         288,113         247,632         195,916
                                                 -----------     -----------     -----------     -----------
Expenses:
   General and administrative                      5,842,043       3,942,105       2,397,314       1,178,062
   Depreciation and amortization                     184,266         116,354          60,445          36,840
                                                 -----------     -----------     -----------     -----------
   Total expenses                                  6,026,309       4,059,459       2,457,759       1,214,902
                                                 -----------     -----------     -----------     -----------
   Loss from continuing operations before
     interest and taxes                           (5,055,674)     (3,770,346)     (2,210,127)     (1,018,986)
                                                 -----------     -----------     -----------     -----------
     Interest revenue                                480,265         173,673         177,609          57,887
     Interest expense                                187,721         482,667          92,119         160,889
                                                 -----------     -----------     -----------     -----------
       Net Interest
                                                     292,544        (308,994)         85,490        (103,002)
                                                 -----------     -----------     -----------     -----------
   Loss from continuing operations
     before taxes                                 (4,763,130)     (4,079,340)     (2,124,637)     (1,122,988)
     Income tax expense (benefit)                   (809,835)          6,100          89,629              --
                                                 -----------     -----------     -----------     -----------
   Net loss from continuing operations            (3,953,295)     (4,085,440)     (2,214,266)     (1,121,988)
                                                 -----------     -----------     -----------     -----------
   Income (loss) from discontinued
    operations before taxes                          (47,668)     (2,834,486)         45,021      (1,849,379)
     Income tax expense (benefit)                         --           6,200              --              --
                                                 -----------     -----------     -----------     -----------
   Net income (loss) from
    discontinued operations                          (47,668)     (2,840,686)         45,021      (1,849,379)
                                                 -----------     -----------     -----------     -----------
   Net loss                                      $(4,000,963)    $(6,926,126)    $(2,169,245)    $(2,971,367)
                                                 ===========     ===========     ===========     ===========
Basic net income (loss) per share:
   From continuing operations                    $     (1.10)    $     (2.10)    $     (0.62)    $     (0.51)
   From discontinued operations                        (0.01)          (1.45)           0.01           (0.83)
   Basic net income (loss) per share                   (1.11)          (3.55)          (0.61)          (1.34)

Diluted net income (loss) per share:
   From continuing operations                    $     (1.10)    $     (2.10)    $     (0.62)    $     (0.51)
   From discontinued operations                        (0.01)          (1.45)           0.01           (0.83)

   Diluted net income (loss) per share                 (1.11)          (3.55)          (0.61)          (1.34)

Weighted average number of shares
      Basic                                        3,607,268       1,949,404       3,580,119       2,216,761
      Diluted                                      3,607,268       1,949,404       3,580,119       2,216,761

See accompanying notes.

                    JB Oxford Holdings, Inc. and Subsidiaries
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                       For The Nine Months Ended
                                                                             September 30,
                                                                     ------------------------------
                                                                         2005             2004
                                                                     ------------     ------------
Cash flows from operating activities:
  Net loss                                                           $ (4,000,963)    $ (6,926,126)
  Adjustments to reconcile net loss to cash provided
   by (used in) operating activities:
     Depreciation and amortization                                        184,266        1,111,672
     Provision for bad debts                                                   --           51,340
     Deferred income taxes, net                                          (950,000)              --
     Gain on disposal of clearing operation                              (418,229)        (100,000)
   Changes in assets and liabilities:
     Cash segregated under federal and other regulations                3,132,172       27,581,674
     Receivable from broker-dealers and clearing organizations            (20,977)      18,434,836
     Receivable from customers                                                209       14,697,423
     Other receivables                                                    112,223        1,557,422
     Securities owned                                                       9,825         (489,590)
     Clearing deposits                                                    910,405        1,703,957
     Other assets                                                         (40,712)        (199,183)
     Payable to broker-dealers and clearing organizations                (160,543)     (29,739,160)
     Payable to customers                                                  (7,071)     (31,675,092)
     Securities sold, not yet purchased                                        --       (1,956,866)
     Accounts payable and accrued liabilities                             (77,011)       1,116,506
     Income taxes, net                                                      4,358               --
                                                                     ------------     ------------
Net cash provided by (used in) operating activities                    (1,322,048)      (4,831,187)
                                                                     ------------     ------------
Cash flows from investing activities:
  Capital expenditures                                                     (7,279)        (223,084)
  Investment in marketable securities                                  (4,051,918)              --
  Investment in land                                                      (50,000)              --
  Sale of clearing and retail brokerage operations                      8,788,229          100,000
  Acquisition and retirement of 112,300 share of treasury stock          (308,825)              --
                                                                     ------------     ------------
Net provided by (cash used) in investing activities                     4,370,207         (123,084)
                                                                     ------------     ------------
Cash flows from financing activities:
   Repayments of short term borrowings                                   (800,000)              --
   Repayments of notes payable                                           (402,778)        (125,000)
                                                                     ------------     ------------
Net cash used in financing activities                                  (1,202,778)        (125,000)
                                                                     ------------     ------------
Net increase (decrease) in cash and cash equivalents                    1,845,381       (5,079,271)
Cash and cash equivalents at beginning of the period                    5,270,077        6,897,970
                                                                     ------------     ------------
Cash and cash equivalents at end of the period                       $  7,115,458     $  1,818,699
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

      During the year ended December 31, 2004, the Company sold substantially all of its revenue producing operations. Effective September 2004, National Clearing Corp ("NCC") sold its correspondent clearing operation and effective October 2004, Ficorp, Inc., f/k/a JB Oxford & Company ("JBOC") sold its retail brokerage operation. NCC still maintains a small institutional brokerage and market making operation, with the market making operation making 10 or less markets, to facilitate the securities transactions of our institutional clients. The Company has also acquired land as an investment, which we may or may not develop and an aircraft to assist management with the current investment, as well as to examine additional potential investments. This new investment could create a separately identifiable segment with which to report operations of in future periods. This potential segment is only comprised of these assets and consequently separate segment disclosure has not been made. The Company has incurred approximately $360,000 of costs related to this new activity in the first nine months of 2005, with no related revenues. During the periods presented, the Company generated revenues in a single industry, the securities industry. During 2004, the Company derived its revenues primarily from its retail brokerage services operations in JBOC, and its correspondent clearing services and market making activities at NCC. These operations are reported as discontinued operation in the accompanying statement of operations, see Note 5 for further discussion of discontinued operations. In 2005, the Company generated revenues from its institutional brokerage operation in NCC and revenues from its cash investments. Inter-company balances have been eliminated in the consolidated financial statements.

Note 2.   Marketable Securities

      The Company holds US Government issued bonds, as of September 30, 2005, and is amortizing the interest earned on the bonds under the assumption the instruments will be held to maturity. The Company has valued these investments at September 30, 2005 at $4,051,918. The market value for the same period is $4,044,033. If these investments are held to maturity, the Company will receive $2,032,000 on November 8, 2005 and $2,069,000 on May 6, 2006.

Note 3.   Earnings per Share

      The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                  For The Nine Months Ended       For The Three Months Ended
                                                        September 30,                   September 30,
                                                     2005            2004            2005            2004
                                                 -----------     -----------     -----------     -----------
Basic earnings per share:
   Net loss                                      $(4,000,963)    $(6,926,126)    $(2,169,245)    $(2,971,367)
                                                 -----------     -----------     -----------     -----------
   Loss available to common stockholders
     (numerator)                                 $(4,000,963)    $(6,926,126)    $(2,169,245)    $(2,971,367)
                                                 ===========     ===========     ===========     ===========
   Weighted average common shares outstanding
     (denominator)                                 3,607,268       1,949,404       3,580,119       2,216,761
                                                 ===========     ===========     ===========     ===========
   Basic earnings per share                      $     (1.11)    $     (3.55)    $     (0.61)    $     (1.34)
                                                 ===========     ===========     ===========     ===========
Diluted earnings per share:
   Net Loss                                      $(4,000,963)    $(6,926,126)    $(2,169,245)    $(2,971,367)
                                                 -----------     -----------     -----------     -----------
   Loss available to common stockholders plus
     assumed conversions (numerator)             $(4,000,963)    $(6,926,126)    $(2,169,245)    $(2,971,367)
                                                 ===========     ===========     ===========     ===========
   Weighted average common shares outstanding      3,607,268       1,949,404       3,580,119       2,216,761
                                                 -----------     -----------     -----------     -----------
   Weighted average common shares and assumed
     conversions outstanding (denominator)         3,607,268       1,949,404       3,580,119       2,216,761
                                                 ===========     ===========     ===========     ===========
   Diluted earnings per share                    $     (1.11)    $     (3.55)    $     (0.61)    $     (1.34)
                                                 ===========     ===========     ===========     ===========

      The assumed conversions have been excluded in computing the diluted earnings per share when there is a net loss for the periods ended September 30, 2004. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed conversions were used, the fully diluted shares outstanding for the nine months ended September 30, 2004 would be 3,694,935. There were no common stock equivalents or assumed conversions for the nine months ended September 30, 2005 as none of the stock options have a strike price less than the average market price for the period.

      Stock options outstanding carry exercise prices ranging from $2.20 to $91.25 at September 30, 2005 and 2004. Options to purchase 144,250 shares of common stock were outstanding at September 30, 2005 expire at various dates through October 4, 2012.

Note 4.   Equity Transactions and Stock Options

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

      During the first quarter of 2004, the Company issued 132,244 shares of common stock related to the acquisition of intangible assets in the amount of $466,667 in connection with the Mr. Stock transaction. The average closing market price for the ten days prior to issuance was used to determine the number of shares issued. The $466,667 was previously included in accounts payable prior to issuance. See "Litigation Related to Account Acquisitions" included at Note 7 for additional information.

      In September 2004, Third Capital Partners converted the notes then held by it into 2,029,474 shares of our common stock. As a result of the conversion, Third Capital Partners owns approximately 57% of our common stock.

      SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share in accordance with the compensation-based method prescribed in SFAS No.
123. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires the Company to provide information required by SFAS 123 on a quarterly basis. No options were issued during the nine months ended September 30, 2005 and 2004; and there is no pro forma attribution expense on previously issued options for those respective periods. A summary of the status of the Company's stock options as of September 30, 2005 and 2004, and changes during the periods ending on those dates is presented below:

                               September 30, 2005        September 30, 2004
                                           Weighted                   Weighted
                             Shares        Average      Shares        Average
                            ----------   ----------   ----------    ----------
Outstanding at               144,250     $  16.05       256,825      $  15.66
  beginning of period
Forfeited                         --           --      (105,575)        14.63
                            --------                   --------
Outstanding at end of
  period                     144,250        16.05       151,250         16.34
                            ========                   ========
Options exercisable
  at quarter-end             144,250        16.05       151,250         16.34
Weighted-average fair
  value of options
  granted during the
  period                    $     --                  $     --

Note 5.   Discontinued Operations

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

      On August 20, 2004, the Company entered into an agreement with North American Clearing, Inc. to sell all of its clearing rights for the correspondent accounts of its wholly-owned subsidiary National Clearing Corp. ("NCC"). Under the terms of the agreement, the Company received an initial payment of $100,000 in October 2004, and will receive 50% of the revenue related to the transferred correspondent accounts over the next five years, up to a maximum total payment of $2.5 million. Gain on disposal of clearing operation of $418,229and $100,000 is included in discontinued operations for the nine months ended September 30, 2005 and 2004, respectively.

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

      The following table reflects detailed amounts of revenue, expense and loss reported in discontinued operations for the respective periods ended September 30, 2005 and 2004.

                                             For The Nine Months Ended          For The Three Months Ended
                                                   September 30,                      September 30,
                                             2005              2004              2005              2004
                                         ------------      ------------      ------------      ------------
Revenues:
   Commissions                                             $  5,149,891                        $  1,197,131
   Interest                                                   3,780,347                           1,147,900
   Trading profits                             (4,296)          296,320                              93,511
   Clearing and execution                                     1,710,736                             523,973
   Other                                      313,546            91,515            36,904            27,504
                                         ------------      ------------      ------------      ------------
      Total revenues                          309,250        11,028,809            36,904         2,990,019
                                         ------------      ------------      ------------      ------------

Expenses:
   Employee compensation                           --         3,863,159                --           985,727
   Clearing and floor brokerage                 7,295           741,119                --           264,789
   Communications                              38,513         1,390,512                --           319,783
   Occupancy and equipment                    197,570         2,472,886            70,478           798,303
   Interest                                        --           281,585                --            83,489
   Data processing charges                    455,657         2,534,293                --         1,367,509
   Professional services                        9,050            89,022                --             3,957
   Promotional                                    885           163,632                --            25,299
   Bad debts                                       --            51,340                --            12,605
   Amortization of intangible assets               --           454,586                --                --
   Other operating expenses                    66,177         1,921,161            13,603         1,077,937
                                         ------------      ------------      ------------      ------------
      Total Expenses                          775,147        13,963,295            84,081         4,939,398
                                         ------------      ------------      ------------      ------------
   Loss before disposal of operating
      assets and taxes                       (465,897)       (2,934,486)          (47,177)       (1,949,379)
   Gain on disposal of clearing
      operation                               418,229           100,000            92,198           100,000
   Income tax (expense) benefit                    --            (6,200)               --                --
                                         ------------      ------------      ------------      ------------
   Income (loss) from
      discontinued operations            $    (47,668)     $ (2,840,686)     $     45,021      $ (1,849,379)
                                         ============      ============      ============      ============

Note 6.   Regulatory Requirements

      NCC is subject to the SEC's Uniform Net Capital Rule ("the Rule"), which requires the maintenance of minimum net capital. The Rule requires NCC to maintain minimum net capital, as defined, equal to the greater of $250,000 or 6 2/3 percent of aggregate indebtedness, as defined. At December 2004, NCC had elected the alternative method to compute its minimum net capital requirement. The alternative method requires the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. NCC no longer carried customer balances and used the aggregate indebtedness standard to compute its minimum net capital requirement at September 30, 2005. This method requires maintenance of minimum net capital of not less than 6 2/3% of aggregate indebtedness, as defined.

      At September 30, 2005, NCC had net capital of $1,447,253, which was $1,197,253 in excess of the minimum amount required and 49% of aggregate indebtedness with ratio of aggregate indebtedness to net capital of 2.0 to 1. At December 31, 2004, NCC had net capital of $2,640,170, which was $2,390,170 in excess of the $250,000 minimum required.

Note 7.   Contingent Liabilities

      The Company is a party to a number of pending legal, arbitration or administrative proceedings incidental to its business, including customer claims regarding brokerage transactions, and claims related to clearing services arising out of the failure of certain correspondent firms. All of the legal, arbitration and administrative proceedings have arisen in the ordinary conduct of its business. Those proceedings that management believes may have a significant impact on the Company are described below. However, there can be no assurance that in the future, other current or future proceedings will not have a material adverse effect on the Company's financial condition or results of operations. In particular, if the Company is required to pay a judgment in excess of the amount reserved, such a payment would negatively impact the financial condition of the Company. However, the Company regularly assesses its potential liability in all pending litigation to properly set the level of reserves for such litigation. To the extent that the reserves are sufficient to cover all awards and settlements, no currently threatened or pending litigation should materially impact the Company's financial position, results of operations or cash flows. The Company's aggregate reserve for pending litigation was $376,948 as of September 30, 2005.

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

Note 8.   Supplemental Disclosures of Cash Flow Information

                                                        For The Nine Months
                                                           Ended Sept 30,
                                                      --------------------------
                                                        2005              2004
                                                      --------          --------
Supplemental Disclosures of Cash Flow Information
    Cash paid for:
        Interest                                      $187,722          $647,347
        Income taxes                                   146,200            12,300

Supplemental disclosure of non-cash investing and financing activities:

      o Treasury stock bonus issued to employees in the amount of $115,514 in 2004.

      o Common stock issued to acquire intangible assets in the amount of $466,667 for 2004 (See Note 4 Equity Transactions and Stock Options).

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

Business Overview

Through our wholly-owned subsidiaries, we were previously engaged in the business of providing brokerage and related financial services to retail customers and broker-dealers nationwide. With the completion of the transactions with Ameritrade, Inc. and North American Clearing, our brokerage operations are now limited to providing market making and institutional trading services only. See Note 5, Discontinued Operations. Our business is headquartered in Los Angeles, California.

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

On July 7, 2005, we filed a Preliminary Information Statement for shareholder approval of a 1 for 100 share reverse split, the effect of which will be to reduce the number of remaining shareholders, as counted for SEC purposes, below 300, thereby resulting in the Company ceasing to be a public reporting company, and likely resulting in the Company being de-listed from the NASDAQ Capital Market. The Company has indicated its intent to continue to publicly provide all information required to allow brokers to publish bid and ask prices on PinkSheets LLC.

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

On December 2, 2004, the Company, through a new 99.9% owned subsidiary of JBOC, Dolphin Bay, LLC, acquired approximately 10 acres of undeveloped land in Destin, Florida, for $5.5 million. The Company has not determined whether to hold the land for short-term appreciation, longer-term appreciation or development. We did not acquire any additional property in the first nine months of 2005.

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

Results of Operations

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Continuing Operations

Revenues from ongoing institutional sales and trading services provided $970,635 in brokerage revenue for the nine months ended September 30, 2005 as compared to $288,133 for the same period in 2004. The Company started to provide these services in March 2004. Interest earned for the nine months ended September 30, 2005 amounted to $480,265 as compared to $173,673 for the same period in 2004.

Our general and administrative expense increased by $1,899,938 or 48% to $5,842,043 in the first nine months of 2005 from $3,942,105 in the first nine months of 2004. This increase resulted primarily from legal and professional fees that increased $967,509 to $4,260,529 in the first nine months of 2005 from $3,293,020 in the first nine months of 2004. This increase is the result of increased activity on preparing for trial on the SEC Mutual Fund litigation. Additionally, employee compensation increased $512,002 or 152% to $848,330 from $336,328 in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 This increase is primarily the result of an increase in broker salary and commission from the institutional sales operation in the amount of $213,932. General and administrative expenses consist primarily of legal fees of $4,260,529 and $3,293,020 for the nine months ended September 30, 2005 and 2004, respectively, related to legal matters as discussed in Note 7 to the consolidated financial statements.

We recognized a tax benefit of $809,835 in the first nine months of 2005, which was the reversal of deferred tax credits in the amount of $950,000, and an income tax expense of $150,558, which was the result of an Internal Revenue Service adjustment to a prior net operating loss carry-back to 1999. This compares to an income tax expense of $6,100 for the same period in 2004.

Our loss from continuing operations decreased 3% to $3,953,295 for the period ended September 30, 2005 compared to $4,085,440 for the period ended September 30, 2004. $809,835 of this decrease was the change in the provision (benefit) for income taxes in the respective periods.

Discontinued Operations

Discontinued operations generated a net loss of $47,668 in the first nine months of 2005 compared to $2,840,686 in the first nine months of 2004. This is a change of $2,793,018 or 98% decrease in the loss.

Revenues from Discontinued Operations

Our total discontinued brokerage revenues totaled $309,250 for the first nine months of 2005, as compared $11,028,809 in the first nine months of 2004. Operations for the retail and clearing operations ceased in the fourth quarter of 2004. The primary source of discontinued operations revenue for the period ended September 30, 2005 is the result of our sales of miscellaneous security positions. The positions consisted of low priced securities which are not widely traded and had been accumulated by our clearing operations of NCC.

Expenses from Discontinued Operations

Our total discontinued brokerage expenses totaled $775,147 for the first nine months of 2005, as compared $13,963,295 in the first nine months of 2004. As described above, operations for the retail and clearing operations ceased in the fourth quarter of 2004. The primary source of operations expense for the period ended September 30, 2005 is data processing charges of $455,657. This commitment ended June 2005, at such time we completed our filing of information tax returns for our former retail customers. Additionally, we had rent and maintenance expense for our former New York office totaling $169,026 for the nine months ended September 30, 2005, net of $144,851 sub rental payments received. The commitment on the New York office space runs through the end of 2006.

Gain on Disposal of Operating Assets

Included in discontinued operations for the period ended September 30, 2005 is $418,229 from the sale of our clearing operation, as compared to $100,000 for the period ended September 30, 2004. We expect these proceeds to continue on a gradually declining basis.

Quarter Ended September 30, 2005 Compared with Quarter Ended September 30, 2004

Continuing Operations

Revenues from our institutional sales and trading services provided $165,508 in brokerage revenue for the quarter ended September 30, 2005 as compared to $195,916 for the same period in 2004. Interest earned for the quarter ended June 30, 2005 amounted to $177,609 as compared to $57,887 for the same period in 2004.

Our general and administrative expense increased by $1,219,252 or 103% to $2,397,314 in the third quarter of 2005 from $1,178,062 in the third quarter of 2004. This increase resulted from professional fees that increased $1,076,427 to $1,977,540 in the third quarter of 2005 from $901,113 in the third quarter of 2004. These fees were incurred due to the SEC mutual fund investigation and the litigation related to the Oeri notes. See Note 7 above. General and administrative expenses included employee compensation of $224,642 and $142,658 for the three months ended September 30, 2005 and 2004, respectively.

Discontinued Operations

We recorded a net profit from discontinued operations of $45,021 for the quarter ended September 30, 2005. This compares with a net loss of $1,849,379 for the quarter ended September 30, 2004.

Revenues from Discontinued Operations

Our total discontinued brokerage revenues had revenues of $36,904 in the third quarter of 2005, as compared $2,990,019 in the third quarter of 2004, as detailed in Note 5 to the consolidated financial statements. Operations for the retail and clearing operations ceased in the fourth quarter of 2004.

Expenses from Discontinued Operations

Our total discontinued brokerage expenses totaled $84,081 for the third quarter of 2005, as compared $4,939,398 for the same period in 2004. The primary source of operations expense for the quarter ended September 30, 2005 are occupancy charges of $70,478 related the lease commitments on New York City and Minneapolis. The rent charges are net of sub rental payments received of $42,131.

Gain on Disposal of Operating Assets

Included in discontinued operations for the quarter ended September 30, 2005 is $92,198 from the sale of our clearing operation, as compared to $100,000 for the quarter ended September 30, 2004. We expect these proceeds to continue on a gradually declining basis.

Liquidity and Capital Resources

During the year ended December 31, 2004, we sold substantially all of our revenue producing operations. Effective September 2004, we sold our correspondent clearing operation of National Clearing Corporation and effective October 2004, we sold our retail brokerage operation of JB Oxford & Company. These transactions have added liquidity to our current financial position, however we currently have no significant operations that generate cash. As of September 30, 2005, we have $7,115,458 in available cash, and additionally we have $4,051,918 in US Government securities which are readily marketable. We received and additional $8,370,000 in January 2005 from the sale of retail accounts to Ameritrade and expect to receive and additional $3,500,000 in April 2006.

NCC is subject to the requirements of the NASD and the SEC relating to liquidity, net capital, and the use of customer cash and securities. (See Note
6. "Regulatory Requirements" to the consolidated financial statements.) At September 30, 2005, NCC had net capital of $1,447,253, which was $1,197,253 in excess of the minimum amount required. At December 31, 2004, NCC had net capital of $2,640,170, which was $2,390,170 in excess of the $250,000 minimum required. Because NCC is subject to the Net Capital Rule, there are restrictions on advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals that are subject to regulatory notification.

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

Should the outcome or judgment against us from the SEC lawsuit related to the ongoing mutual fund investigations (as disclosed in Note 7, Contingent Liabilities) be significant, the demand for payment resulting from such outcome or judgment coupled with our deteriorating financial results will likely affect our ability to meet our obligations as they become due in the normal course of business. Should we be unable to meet our obligations as they become due, we would be forced to file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

Liquidity at September 30, 2005

Our cash position increased during the first nine months of 2005 by $1,845,381 to $7,115,458. This compares with a net decrease in cash and cash equivalents of $5,079,271 in the first nine months of 2004. We do not anticipate making any payments on notes payable in the principal amount of $2,889,375 (See "Litigation Related to Oeri Notes" in Legal Proceedings in Part II, below).

Cash Flows from Operating Activities

Net cash used in operating activities (including discontinued operating activities) was $1,322,048 for the first nine months of 2005, compared to cash of $4,831,187 being used in operations during the first nine months of 2004. Our net cash used in operating activities is impacted by changes in the brokerage-related assets and liabilities of NCC during 2004 when we were an active clearing firm.

During the first nine months of 2005, the most significant source of cash was the decrease in cash segregated under federal and other regulations of $3,132,172. Additionally, clearing deposits decreased to provide cash of $910,405. These sources of cash were offset by the decreases in the provision for income taxes of $950,000 and the net loss of $4,000,963 after adjustments to reconcile net loss to cash used in operating activities.

Cash Flows Used In Investing Activities

The net cash provided by investing activities during the first nine months of 2005 was $4,370,207 compared with cash used of $123,084 during the first nine months of 2004. The most significant source of cash was cash received from the sale of operating assets of $8,788,229. The primary use of cash was to acquire investment securities (US Government Bonds) in the amount of $4,051,918. Additionally, we acquired 112,300 share of our common stock (see Note 4, "Equity Transactions and Stock Options") in the amount of $308,825. All of the cash used for investing activities in the period ended September 30, 2004 was for capital expenditures, this was offset in part by $100,000 of cash received for the sale of our clearing operation.

The Company anticipates, and the Board of Directors has approved, the expenditure of up to $1.5 million to purchase additional shares of common stock after the effectiveness of the reverse stock split (see "Recent Developments" above). The repurchase program is subject to change or termination by the board at any time. We presently have no plans to open additional offices and no significant commitments for capital expenditures. Therefore, our requirement for capital resources is not material to the business as a whole.

Cash Flows from Financing Activities

The net cash used in financing activities during the first nine months of 2005 was $1,202,778 compared with cash used in financing activities of $125,000 in the first nine months of 2004. The cash used in both periods was for the repayment of notes payable. Part of the payment made in 2005 was to pay the note off in conjunction with the acquisition of 112,300 of share of our common stock (see above and Note 7 "Contingent Liabilities" under "Litigation Related to Account Acquisitions").

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

The Trading Price of Our Common Stock Has Been and May Continue to be Subject to Wide Fluctuations.

During the past twelve months, our common stock traded as low as $1.25 and as high as $4.24. Our stock price may fluctuate in response to a number of events and factors, such as the nature and timing of any new business alternatives or investments we determine to pursue, our litigation, and factors bearing on our institutional trading and market making operations. In addition, the stock market in general, and the market prices for Internet related companies in particular, have experienced extreme volatility that has often been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

In addition to the adverse effect a price decline would have on our shareholders, it could impede our ability to raise capital through the issuance of securities or utilize our common stock for acquisitions. Furthermore, regardless of any sale by Third Capital Partners, we have announced our intent, subject to shareholder approval, to undertake a 1 for 100 share reverse stock split, which will likely result in a delisting of our shares from the NASDAQ Capital arket. The delisting of our shares could further harm our stock price and make it more difficult for our shareholders to sell their shares.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting during the period ended September 30, 2005, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In addition to those matters described below, we are from time to time subject to legal, arbitration or administrative proceedings arising in the ordinary course of our business, including claims by former customers relating to brokerage services, as well as matters related to our former clearing services. We are also subject to periodic regulatory audits and inspections by the SEC and NASD that could give rise to claims against us. While we make provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, legal matters are inherently unpredictable and expensive to defend. If there are adverse outcomes in our legal proceedings, it could have a material adverse effect on our business and financial condition. Those proceedings that management believes may have a significant impact are described below. However, there can be no assurance that in the future, other current or future proceedings will not have a material adverse effect on our financial condition or results of operations. In particular, if we were required to pay a judgment in excess of the amount reserved, such a payment would negatively impact the financial condition of the Company. We regularly assesses its potential liability in all pending litigation to properly set the level of reserves for such litigation. To the extent that the reserves are sufficient to cover all awards and settlements, no currently threatened or pending litigation should materially impact the our financial position, results of operations or cash flows. Our aggregate reserve for pending litigation was $376,948 as of September 30, 2005.

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


JB Oxford Holdings, Inc.

/s/ Michael J. Chiodo
------------------------
Michael J. Chiodo
Chief Financial Officer


November 14, 2005